Form 10-K
period 1996-03-31
EARTH SEARCH SCIENCES INC
filed 1996-07-12
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1996 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         -------

                         Commission file number 0-19566

                           EARTH SEARCH SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

            Utah                                         87-0437723
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

      502 North 3rd Street, #8
           McCall, Idaho                                    83638
Address of principal executive offices)                   (Zip Code)

                         Registrant's telephone number,
                       including area code: (208) 634-7080

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 31, 1996: $54,572,364. For purposes of this calculation, officers and directors are considered affiliates.

               Number of shares of Common Stock outstanding at March 31, 1996:
76,847,162.

This Form 10-K consists of ____ pages. Exhibits are indexed at page ____.

                               TABLE OF CONTENTS

Item of Form 10-K                                                  Page

PART I...........................................................    3

Item 1 -        Business ........................................    3
Item 2 -        Properties.......................................   10
Item 3 -        Legal Proceedings................................   10

Item 4 -        Submission of Matters to a Vote of
                Security Holders.................................   10

Item 4(a)       Executive Officers of the Registrant.............   10

PART II..........................................................   12

Item 5 -        Market for the Registrant's Common
                Equity and Related Shareholder Matters...........   12
Item 6 -        Selected Financial Data..........................   13
Item 7 -        Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.......................................   13
Item 8 -        Financial Statements and Supplementary Data......   18
Item 9 -        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...........   19

PART III.........................................................   19

Item 10 -       Directors and Executive Officers of
                the Registrant...................................   19
Item 11 -       Executive Compensation...........................   19
Item 12 -       Security Ownership of Certain Beneficial
                Owners and Management............................   20
Item 13 -       Certain Relationships and Related
                Transactions.....................................   20

PART IV..........................................................   20

Item 14 -       Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K..........................   20

SIGNATURES.......................................................   22

                                     PART I

ITEM 1.  BUSINESS

General

     Earth Search Sciences, Inc. (formerly Turnabout Corporation) (the "Registrant" or the "Company") was incorporated as a Utah corporation on May 15, 1984. The Company, up until 1985, had limited activity except for expenditures for exploration and acquisition of mining claims in Alaska. On December 5, 1985, the Registrant acquired all of the outstanding common stock of Earth Search Sciences, Inc. ("ESSI"), in exchange for 13,639,600 shares of its previously authorized, unissued $.001 par value common stock. On August 11, 1987, the Registrant changed its name to Earth Search Sciences, Inc. and on November 19, 1987, the former subsidiary was dissolved.

     The Company has been in a research and development posture since its inception, and has recently reported limited revenues of $6,332.00 due to the receipt of two consecutive consulting contracts for time and materials with the Lockheed Martin Group.

     Company has developed a two-prong strategy to convert from a research and development company to an operating company. With the experience of Dr. John Peel, the Company's president, the Company has a strong base from which to develop remote sensing business aimed at the United States Government sector of customers, principally with respect to the use of remote sensing in identifying environmental exposures and aiding the Government in designing economical remediation programs. The Company anticipates developing a strategic alliance with one or more established companys to enhance its opportunities for developing remote sensing business with the Government sector of customers. The second prong of the Company's strategy involves the continued focus on commercialization of the remote sensing technology focused principally on identification and exploitation of mineral opportunities. To better focus the Company's commercial plans, the Company formed a wholly-owned subsidiary, Earth Search Resources, Inc. ("ESR") and on June 1, 1996, hired Brian C. Savage, formerly director of the investment banking mining group of Nesbitt Burns Securities, Inc., in New York, as president of ESR and Vice President-Resource Development of the Company.
Mr. Savage's experience in the mining industry and his investment banking background should provide the Company with significant assistance in developing the commercial side of the business.

     The Company and its chairman, Larry Vance, have spent the last ten years developing an airborne remote sensing capability that can be economically configured into both governmental and commercial projects. The Company initially sought to utilize United States Government proprietary airborne remote sensing technology to identify sites with potential economically recoverable mineral deposits. The Company intended to use the remote sensing data as a means of limiting the universe of available mining sites in a given region. The Company anticipated doing further investigative work on the identified sites, taking a land or mineral interest in promising sites and thereafter either developing the sites into mines independently or seeking a joint venture partner or mining entity to develop the site.

Imagery Database

         In the summer of 1987, the Company obtained airborne multi-spectral scanner imagery over sites in Oregon, Arizona and Nevada. The imagery, gathered by an airplane using a thematic mapper scanner, was recorded on high density digital tape and later decompressed into computer compatible data. The Company's cost basis in this database includes imagery produced in photographic form (hard copy) as well as the data on digital tape. This information was then interpreted by a geologist having expertise in the ATM method. The initial interpretation was complete by June, 1988 and produced approximately 500 anomalies that will require exploration work to determine mineralization. In addition to identification of potential mineralization, the database can be used for oil and gas exploration, environmental exposure identification and other purposes for which geology is a major consideration. The Company has fully depreciated the cost of acquiring this database but still intends as financial resources become available to use the data base to focus ESR on promising target properties for further remote sensing and exploration.

         In 1991, the Company was invited to participate in the Visiting Investigator Program (VIP) sponsored by the National Aeronautics and Space Administration ("NASA"). In the VIP program, the Company sought to compare the benefits of using an Airborne Visible and Infra-Red Imaging Spectrometer ("AVIRIS" instrument) in locating geologic areas of interest in a test area in Nevada with other less advanced instruments. The results of that program were published in January 1993 in a study entitled "Developing the use of AVIRIS, TIMS and TM Data to evaluate Hydrothermal alteration types as related to geologic structures in the Cuprite, Nevada Region," Series VIP-002-93, Stennis Space Center, Remote Sensing Technologies. As a result of participation in the program the Company acquired a large amount of unprocessed data. The useful life of this information is expected to be in the range of five to ten years.

         The Company's data collected in 1987 and 1991 has been stored and can be used many times interactively to determine the fine detail that go with the use of remote sensing as an exploration tool for locating mineral prospects. That same data can be used for other applications such as environmental issues, resource management issues and corridor development.

         The Company intends to structure its relationship with ESR so the Company receives licensing fees for access to data and technology available to the Company and overriding royalties on minerals ultimately exploited by ESR or any of its customers. ESR is presently preparing with a joint venture mining company partner to develop data packages based on the imagery data the Company has acquired. The Company anticipates that the mining partner will provide the capital necessary to exploit this very valuable asset.

         As with ESR, the Company anticipates structuring its relationship with its strategic alliance partners for the Government sector in a manner that provides the Company with licensing fees for exclusive use of the seven meter imagery on government programs, including but not limited to the U.S. Forest Service, Bureau of Land Management, Environmental Protection Agency, Department of Energy, Department of Agriculture, and Department of Defense. The Company will reserve the rights to this imagery for the perpetual duration of the licensing contract.


Original Business Plan

         Based on the imagery database accumulated by the Company in 1987 and 1991, the Company procured mining patents and land leases and sought partners to develop several prospective mining properties. The Company in fact entered into several arrangements with mining entities for the development of some of the Company's properties, but none of those arrangements resulted in development of operating mines. Due to lack of capital to fund advance royalties and due diligence requirements on the Company's mining properties and to changes in mining laws which required increased and more timely due diligence expenditures, the Company opted to release virtually all of its mining properties between 1991 and 1994. The new mining laws imposed a financial burden on the Company by requiring a payment in advance of a flat fee per claim plus filing costs instead of the prior arrangement under which the Company could perform general assessment work prior to making a significant financial commitment. The Company only retained one mining property--a 58% interest in several as yet undeveloped mineral tracts aggregating 3,389 acres in Colorado, as part of a joint venture with Emerald Operating Company of Denver, Colorado. The Company intends to acquire imagery over these mineral tracts, develop a technical data package and approach a resource development company to farm the property out to them, allowing the Company to retrieve its front end costs.

         As an adjunct to the business of developing mineral properties, the Company recognized the need to refine the technology of remote sensing with the ultimate goal of commercializing the technology. To achieve that goal, the Company believes that a miniaturized hyperspectral remote sensing instrument must be developed so that more economical aircraft can be utilized for the airborne sensing. The Landsat sensor is configured with 11 channels of data in comparison with a hyperspectral instrument that has 224 channels of data. The difference is achieved by splitting the light spectrum 213 times more than the Landsat sensor and by providing better resolution. The resulting improvement in resolution enables the Company to be able to read the chemistry of the spectra giving us more substantial information. The comparison between the two instruments enables the user to identify what is there instead of merely learning that something is there.

         On April 12, 1991, the Company commenced entering into semiannual agreements with NASA to participate in the VIP program to utilize the specialized resources and sensing technology of NASA to the goal of commercialization. The agreements allow the Company access to NASA's sophisticated facilities that are capable of a full range of remote sensing activities. Pursuant to the agreement NASA supplies administrative and technical support and the Company is responsible for the expenses and costs of the project. Information and technology developed are to be shared between NASA and the Company. The Company has signed a Space Act Agreement with JPL/NASA, allowing Earth Search access to a sensor that has never been available to the general public before. The Company has gained several years experience in the hyperspectral field under this agreement. The mission of JPL/NASA is to develop the technology and the relationship with Earth Search Sciences--so Earth Search Sciences can commercialize the technology. The experience gained has led to a feasibility of a miniaturized hyperspectral instrument (the ESSI Probe 1), which will weigh 165 pounds and will collect data in .4 to 2500mm range and 5 meter spatial resolution.

         In addition, the Company established a non-exclusive agreement with the University of Utah Research Institute ("UURI") and its center for remote sensing to mutually conduct on a project-by-project basis research and development activities as they relate to remote sensing. UURI is obligated to provide technical support for mineral and petroleum exploration and related environmental analysis and laboratory and field training. The Company provides geological personnel and funding for the projects. In May 1991, the Company paid $15,000 to have NASA fly three (3) targets of interest in southwest Idaho, northwest Nevada and northwest Arizona. The Company is continuing with the assistance of UURI to evaluate the data generated from this Project.


Current Business Plan

         In July, 1993, the Company flew an EPA superfund site at Summitville, Colorado, jointly with the EPA, USGS, Colorado DEQ, JPL and NASA to characterize the extent of the environmental exposure at the site and to prove the Company's remote sensing capabilities. The final report has been completed by the Company and Analytical Imaging and Geophysics and the findings will be used for environmental and mineral purposes. The Summitville flight provided the Company with the opportunity to prove the value of remote sensing in a commercial and governmental setting, and ultimately led to the development of the Company's current business plan.

         Earth Search Sciences has developed a financial strategy, and through that strategy has begun to acquire the necessary capital for the purchase of its own miniaturized hyperspectral remote measurement instrument, ESSI Probe 1. The financial strategy is centered around the direct funding of the manufacture of

ESSI's own sensor design by existing qualified Earth Search Sciences shareholders familiar with the company's business strategy. The manufacture of the Probe1 sensor is to be accomplished through the strategic alliance that the company has been developing since 1994 between Integrated Spectronics Corporation and The Company. The first instruments have been ordered and the first instrument will be delivered in the first quarter of 1997. ESSI believes it can offer territorial concessions to qualified shareholders who fund the acquisition of Probe 1s. The terms of these concessions include ownership in a subsidiary that is licensed by the Company to use the Probe 1 in a specified location utilizing services provided by the Company or ESR (data collection, processing, interpretation, technical data packages, and management and marketing).

         The Company has received a commitment from Jan Arnett to fund two (2) sensors. One is to be delivered the first quarter of 1997 and the second during the second quarter of 1997. Upon delivery, those instruments will be operated in Canada and Brazil. The Company and Dr. Arnett are finalizing documents whereby Dr. Arnett will own the two instruments and lease them back to the Company or ESR.

     The Company is in the process of setting up the following markets: Canada, Brazil and the United States. The Company, through ESR, has acquired control of Quasar Resource, Inc. for Canada, Bear Creek Exploration, Inc. for Brazil and is negotiating a third for the United States. These subsidiaries will rely on their own sources of capital to develop and market data packages using the ESSI Probe1 and data provided by the Company.

    Earth Search Sciences, Inc. and Integrated Spectronics have jointly developed a remote measurement instrument, the ESSI Probe 1, that spectrally measures the reflectance of the sun from the earth and is considered one of the most advanced hyperspectral instrument in the world. The Company and Integrated Spectronics have signed a series of agreements to engineer, develop and manufacture sensors as needed for each market that the Company contemplates entering.

         The Company believes that hyperspectral remote sensing technology, if economical, can play a central role in a multitude of settings, and has application both in the United States and abroad. The Company has identified applications in such diverse markets as watershed analysis, pollution detection, pipeline easement mapping and routing, plume analysis, vegetation stress analysis, agriculture, disaster assessment, mineral exploration, forestry, fisheries, heat loss detection, wetlands delineations, stormwater management, emergency planning and evacuation route assessment, land use, prescription farming and unexploded ordnance detection.

         The key to accessing these market opportunities remains the miniaturization of the remote sensing technology and usage of the technology on an economical basis. To achieve this goal, the Company continues to pursue the identification and ultimate usage of technologies not presently available in the commercial market place. The Company has since 1994 submitted joint bids with several other service providers and contractors to provide comprehensive environmental remediation services to prospective clients both in the United States and abroad. Many of these joint bids have involved teaming by the Company with multi-national, multi-billion dollar government contractors. Although none of these bids have yet produced revenues, the Company is hopeful that the presence of the Company's remote sensing capabilities will differentiate the joint bids from bids submitted by other ventures that do not include remote sensing capabilities as part of their offered scope of services. By teaming with such contractors, the Company has and will continue to be exposed to developments presently only available in the governmental arena. The Company hopes to align itself with government agencies advocating technology transfer, and to use that technology together with the Company's existing expertise to perfect a miniaturized instrument.

         The Company also believes that a merger with or acquisition of one or more of the strategic partners in these joint bids may be the most expeditious and cost-effective way to achieve the goals of commercializing the remote sensing technology and converting the Company to an operating, revenue-producing entity. A merger or acquisition would provide the Company with a revenue base and with more immediate access to prospective users of remote sensing technology.

     The Company signed a definitive agreement on June 30, 1995 to acquire all the capital stock of Lamb Associates, Inc. ("LAI"), an established engineering and technical services company with a strong United States Government contracting practice. The definitive agreement was contigent on, among other things, receipt by the Company of financing or equity capital to fund the acquisition. The Agreement has been extended and renegotiated several times during the past year in an attempt to restructure the agreement to close the acquisition without funding. On July 11, 1996, the Company and the LAI Shareholders broke off discussions concerning the restructuring of the definitive agreement. There were two principle reasons for this decision. First, the needs of the LAI shareholders to receive cash were incompatible with the Company's enablity to raise funding to acquire LAI. Second, the profitablity of LAI declined somewhat due to the present uncertainity surrounding Government contracting. The Company and LAI may negotiate a strategic alliance, and its possible that acquisition discussion may occur in the further if funding becomes available.

     The acquisition of LAI would have provided the Company with the infrastructure and expertise to bid, secure, and execute significant contracts. The Company will now need to develop that infrastucture and expertise independently or obtain access to it through a strategic alliance. A strategic alliance with LAI would allow the companies to work together on certain contracts, particularly in the environmental area. For example, the Company's remote sensing technology could be used at the outset of an environmental
project to identify and locate contaminants.   LAI  could  then  perform
contamination   characterization  and assessment,  remediation program design, cost analysis, assessment of safety and health issues, compliance tasks, and other technical functions in support of the environmental restoration.

          The Company also believes the recent hiring of Brian Savage as its Vice President-Resource Development and President of ESR will strengthen the Company's ability to develop the commercial side of the business and enhance the Company's ability to access funds to fulfill the business plan. Mr. Savage was formerly director of the Investment Banking Mining Group of Nesbitt Burns Securities Inc., in New York. He has served in capacities of increasing responsibility in equity financing, corporate and project financing, merger and acquisition, public debt and advisory projects for clients of Nesbitt Burns and its parent company, the Bank of Montreal, for the past four years. Savage holds a bachelor's degree in mining engineering and a master's in resources economics from the Colorado School of Mines.

         The Company intends over the next year to continue pursuing (a) acquisitions that aid in the commercialization of hyperspectral remote sensing technology, (b) contracts that produce revenues from the application of remote sensing to the existing markets in environmental remediation and mineral identification and to undeveloped markets for other appropriate projects involving a multitude of applications of the technology, (c) financing to fund the development of miniaturized remote sensing instruments, and (d) development of promising potential mineral properties in which the Company has an interest or acquires an interest as a result of its existing database of geological information.

         The Company is not aware of any present commercial competition in the field of hyperspectral spectroscopy. The only knowledge the Company has of any other use of hyperspectral data today is in academic and federal research.

         The Company is not aware of any environmental concerns associated with remote sensing technology.

Employees

         As of March 31, 1996, the Company had only two full-time employee:
Larry F. Vance, Chairman and John W. Peel, III, Chief Executive Officer. Also the Company retains Tami J. Story, Company Secretary, as an administrative and support person on an independent contractor basis.

ITEM 2.  PROPERTIES

         The Company leases its corporate headquarters and all of the furnishings from an unrelated third party, and has approximately 2,000 square feet of office space in McCall, Idaho. The Company believes its offices are adequate to meet its needs for the foreseeable future. The Company anticipates that ESR will require office space later this year. The Company intends that ESR will lease office space in a site conducive to the conduct of a mineral related business, and Mr. Savage has indicated that perhaps ESR should locate its headquarters in Denver, Colorado. The Company also anticipates that future subsidiaries set up to develop data packages in other countries, including perhaps Quasar and Bear Creek, may be set up as foreign entities and may require leased space in their locales.

         In December, 1993 the Company acquired a 58% interest in several undeveloped mineral tracts aggregating 3,389 acres in Colorado. The mineral interest is held through a joint venture with Emerald Operating Company located in Denver, Colorado. Presently, the Company is evaluating the commercial viability of the property. The Company has only expended $15,000 in geological exploration costs relating to these tracts, and does not have enough information yet to determine the amount of economically recoverable mineral reserves. The joint venture retains the mineral tracts by paying an annual rental payment, the Company's share of which is approximately $4,000.

ITEM 3.  LEGAL PROCEEDINGS

                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to the executive officers of the Company as of June 29, 1996.

      Name               Age       Position

Larry Vance              61        Chairman

John W. Peel             50        Chief Executive Officer

Brian C. Savage          36         Vice President-Resource Development

Tami J. Story            33        Secretary and Treasurer

     Larry F. Vance served as Chief Executive Officer of the Company from
1985 until April 8, 1995. Since April 8, 1995, Mr. Vance has served as Chairman of the Company. Mr. Vance is a director of the Company. Mr. Vance is a full-time employee of the Company and has been since 1985.

     John W. Peel, III joined the Company as Chief Executive Officer in
April 1995. Prior to joining the Company, Dr. Peel served for the past six and-one-half years as Senior Vice President of Tetra Tech, Inc., a major publicly-held environmental remediation consulting firm. Dr. Peel holds a Bachelor of Sciences in Biology from Millsaps College, a Master of Sciences in Parasitology and Invertebrate Zoology from the University of Mississippi and a Ph.D. in Environmental Health/Health Physics from Purdue University. Dr. Peel is a full-time employee of the Company and has been since 1995.

     Brian C. Savage joined the Company as Vice President-Resource Development and President of the Company's wholly owned subsidiary, Earth Search Resources, Inc. in June 1996. Mr. Savage, for the past four years, was formerly director of the Investment Banking Mining Group of Nesbitt Burns Securities Inc., in New York. Savage holds a bachelor's degree in mining engineering and a master's in resources economics from the Colorado School of Mines.

     Tami J. Story joined the Company as Secretary and Treasurer in 1993. Ms. Story has been with the Company for 6 years in an administrative support capacity as an independent contractor. Ms. Story also serves as a director of the Company. Ms. Story holds a degree with a major in Nursing and a minor in Business Administration.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) Principal Market or Markets. The Company's Common Stock has in the past traded in the over-the-counter market, based on inter dealer bid prices, without markups, markdowns, commissions, or adjustments (which do not represent actual transactions) as reported in the "pink sheets."


         Quarter Ended             High           Low
         --------------------------------------------

         June 30, 1993             $.12           $.05
         September 30, 1993        $.10           $.02
         December 31, 1993         $.15           $.06
         March 31, 1994            $.10           $.05

         June 30, 1994             $.10           $.07
         September 30, 1994        $.10           $.08
         December 31, 1994         $.20           $.10
         March 31, 1995            $.20           $.16

         June 30, 1995             $.28           $.24
         September 30, 1995        $.35           $.30
         December 31, 1995         $.41           $.38
         March 28, 1996            $.84           $.81


         (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 1996, was approximately 706. This does not include shareholders who hold stock in their accounts at brokers/dealers.

         (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data for each of the last five fiscal years with respect to the Company and is qualified in its entirety by reference to the Company's audited financial statements and notes thereto.


                    Cumulative
                     Amounts
                    During The
                    Development    As of or for the fiscal Year Ended March 31,
                       Stage        1996           1995           1994      1993     1992
               -------------------------------------------------------------------------------

Operating
  revenue           $   21,332     $    6,332      $   -0        $  -0-     $  -0-    $    -0-

Net Loss            (5,683,379)    (2,408,292)     (1,122,541)    (340,004) (333,657) (749,259)
Net Loss per
  Common Share         (.20)          (.05)           (.02)         (.01)     (.01)     (.03)
Total Assets           922,377        922,377          95,861       49,598   139,668   191,937
Long-term
  Obligations          736,209        736,209       1,231,217      300,052   443,227   526,931
Stockholders'
  Deficit           (1,295,908)    (1,295,908)    (1,899,435)    (843,440) (829,081) (731,690)
Cash Dividends
  Declared              -0-             -0-            -0-            -0-       -0-       -0-




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Financial comparisons will be made between the years ended March 31, 1996 and 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended March 31, 1995, the Company had no operating revenues. The Company was required to obtain working capital through the sale of its unissued common stock and the issuance of short-term notes. Aggregate amounts received are approximately $113,325 from stock sales and $460,810 from the issuance of notes. In addition, the Company's operating payables and accrued liabilities increased approximately $34,675. The large operating payables and short-term notes create a substantial working capital deficiency.

         During the fiscal year ended March 31,1996, the Company had limited operating revenues of $6,332 that derived from two consulting agreements for time and materials with Lockheed Martin Group. The Company was required to obtain working capital through the sale of its unissued common stock and the issuance of short-term notes. Aggregate amount received are approximately $192,400 for stock sales and $570,574 from the issuance of notes. In addition, the Company's operating payables and accrued liabilities increased approximately $178,832. The large operating payables and short-term notes create a substantial working capital deficiency. If the Company cannot continue to raise working capital from private placements of stock and/or notes, the Company will experience a substantial hardship in continuing to operate.

     During the fiscal year ended March 31, 1996, the Company experienced a large increase in general and administrative expense from $952,500 for the year ended March 31, 1995, to $2,143,013. Approximately $240,320 of that increase relates to deferred compensation to the three principal officers of the Company at March 31, 1996. The balance of the increase in general and administrative expense relates to the recording by the Company of $1,150,000 in compensation expense in the fiscal year ended March 31, 1996, relating to the difference between the exercise price for stock options granted to officers of the Company in their employment agreements, and the market price of the Company's stock on the date the options were granted. The remainder of the general and administrative expense resulted mostly from significant research and development and financing related activities undertaken by the Company utilizing consulting services. The Company paid for many of such consulting services by issuing shares of its common stock to the consultants.

     Management continues to find difficulty in raising required working capital. It is expected to continue to sell unissued shares of common stock and/or issue notes to provide the working capital for its operating needs. The Company has developed a financial strategy, and through that strategy has acquired the necessary capital for the purchase of its own miniaturized hyperspectral remote measurement instrument, ESSI Probe1. The financial strategy is centered around the direct funding of the manufacture of ESSI's own sensor design by existing qualified Earth Search Sciences shareholders familiar with the company's business strategy. The manufacture of the Probe 1 sensor is to be accomplished through the strategic alliance that the Company has been developing since 1994 between Integrated Spectronics Pty Ltd. and the Company. Two instruments have been ordered at an aggregate purchase price of 5,000,000 and the first instrument will be delivered in the first quarter of 1997. ESSI believes it can offer territorial concessions to qualified shareholders who fund the acquisition of Probe 1s. The terms of these concessions include ownership in a subsidiary that is licensed by the Company to use the Probe 1 in a specified location utilizing services provided by the Company or ESR (data collection, processing,
interpretation,   technical  data  packages,  and  management  and marketing).

     The Company has receive a commitment from Dr. Jan Arnett to fund two
(2) sensors. One is to be delivered the first quarter of 1997 and the second during the second quarter of 1997. Upon delivery, those instruments will be operated in Canada and Brazil. Dr. Arnett has committed $5 million to fund the purchase of the two instruments. The Company has already received $1,000,000 of that funding, and expects the balance to be paid over the next several months as Integrated Spectronics requires draws to complete the manufacture of the two sensors. The money from Dr. Arnett has provided the Company with some working capital because the Company's agreement with Integrated Spectronics permits the Company to retain a portion of each draw. The Company and Dr. Arnett are in the process of finalizing agreements whereby Dr. Arnett will own the two instruments and lease them back to the Company or ESR.

         Under the terms of the arrangement with Dr. Arnett, ESR will pay Dr. Arnett a lease payment of $250,000 per year per instrument. In addition, Dr. Arnett will receive an overriding royalty on any mineral production that ultimately occurs in Canada and Brazil as a result of usage of the Probe 1 to
identify    mineral    sites.    The Company intends to repurchase the
instruments at a future point in time for a mutually agreeable price.

     The Company has also signed an agreement with Applied Signal and Imaging Technology Inc. ("ASIT"), pursuant to which ASIT will work with the Company to develop a system to provide real time translation of remote sensing data into usable information. The Company expects that this technical advancement will significantly enhance the value of air-borne remote sensing in a large variety of contexts, where the present delay in receiving usable information of several months has been an impediment to the use of remote sensing technology.

     During the fiscal year ended March 31, 1996, the Company had entered into an agreement to acquire all outstanding shares of LAI, an engineering and professional service company, which provides technical services primarily to the environmental industry. As of July 11, 1996, the Company and LAI could not reach an agreement on a restructuring of the transaction. As a result, the Company intends to take a change in fiscal year 1997 for its expenses relating to the transaction, which will be approximately $200,000.

     The financial statements reflect consolidation of the Company's results with the financial statements of the Company's subsidiaries. One of the Company's subsidiaries, Quasar Resources, Inc., a Wyoming corporation, recently completed a private placement to certain qualified individuals of 30% of its outstanding capital stock. Quasar received $157,100 in net proceeds from the private placement. ESR received its 70% interest in Quasar for nominal consideration and certain agreements relating to technology. Accordingly, the Company has recorded a minority interest of $47,130 relating to the shares purchased by the unaffiliated Quasar shareholders and has recorded $109,970 as additional paid-in capital.


RESULTS OF OPERATIONS

         The Company has continued to pursue strategic alliances with several substantial companies and Federal laboratories.

         The Company has also collected hyperspectral data and performed ground truthing on a target using the AVIRIS instruments and NASA's UER-2 aircraft. The target was a Superfund site at Summitville, Colorado, allowing the Company to characterize the site for environmental purposes. The final report has been completed by the Company and Analytical Imaging and Geophysics and the findings will be used for environmental and mineral purposes.

         During the fiscal year ended March 31, 1996, the Company has continued working with NASA's research and development department, to assist in continual efforts to commercialize remote sensing. In addition, the Company will endeavor to secure additional capital necessary to continue the Company's efforts to commercialize remote sensing.

         During the fiscal year ended March 31, 1996, the Company issued a proxy statement related to a meeting of shareholders to (1) retain Price Waterhouse as the Company's accountants, (2) elect Dr. John W. Peel to the Board of Directors and (3) increase the number of authorized shares. The meeting was held on September 26, 1996 and all proposals were adopted by an affirmative vote of 98% of the shares reported at the meeting.

JOINT VENTURE AND OPERATING ENTITY RELATIONSHIP

         During the fiscal year ended March 31, 1996, the Company signed a Memorandum of Agreement (MOA) and a Teaming Agreement with Hughes Santa Barbara Research facilities. The Agreements with provide certain Hughes instruments, manufacturing and Hughes support for the ESSI Kazakhstan mission in August 1996, which will include the Department of Energy, Navy Research Laboratory, Sandia National Laboratory, Lawrence Livermore Laboratory, Pacific Northwest National Laboratory and Battelle.

         In January 1994, the Company established a joint venture with Emerald Operating

Company, a Colorado corporation, to acquire several state leases for developing the minerals potential. These properties were qualified by using remote sensing. The Company intends to acquire imagery of these properties, develop a technical data package and, a resource development company to farm the property out to them, allowing the Company to retrieve its front end costs.

         In August 1994, the Company submitted a proposal, per a Rocky Flats Request for Proposals, entitled "Aerial Multispectral Sensor Platform for the Detection of Rocky Flats Hazardous (including Radiological) and Toxic Wastes." This $1.4 million effort proposes to characterize both hazardous and toxic wastes surveyed from an airborne multisensor at hovering altitudes, mid-level altitudes and high altitudes. A Memorandum of Agreement was concluded between Tetra Tech, Inc., the Company and LITCO to develop and demonstrate the airborne multisensor platform and the ground-based remote sensing and Geographical Information Systems at the Rocky Flats Plant. During the fiscal year ended March 31, 1995, the Company won the bid on the Rocky Flats proposal and is awaiting the Department of Energy to fund the project. Due to government downsizing, defense conversion and budget cuts the schedules for contract awards or start work orders are prone to delays.

         In September 1994, the Company submitted a proposal under the EPA's Environmental Technology Initiative (ETI) Program. The project is a one-year effort to develop land use and environmental base maps from imagery acquired by the AVIRIS. The imagery will be collected over the Fort Hall Reservation in southeastern Idaho. The teaming partners are the Shoshone-Bannock Tribes, the Company, DOE's Idaho National Engineering Laboratory/Lockheed Idaho Technology Company, NASA's High Altitude Missions Branch and the EPA's Environmental Monitoring and Sensing Laboratory. Since March 31, 1995, this proposal has been resubmitted to the Department of Energy. Due to government downsizing, defense conversion and budget cuts the schedules for contract awards or start work orders are prone to delays.

         In October 1994, the EPA requested the Company's assistance to use the AVIRIS (under the Company's Space Act Agreement with NASA/Jet Propulsion Laboratory (JPL)) to assess the environmental impact of a pipeline break in the Houston, Texas area. With demonstration of the technology for environmental purposes over large land areas, EPA has indicated that remote sensing may be substituted for traditional, expensive and time-consuming sampling procedures. This may include monitoring the environmental status of the Gulf of Mexico coast and the U.S.-Mexico border area. The imagery has been collected, processed and is presently being interpreted. A draft report is due in January 1996. The responsible federal agency has yet to be funded and Earth Search Sciences is negotiating with the pipeline company's owner. The Company expect a positive outcome.

         In October 1994, the Company obtained JPL support to retrofit the AVIRIS instrument to the NASA C-130 aircraft. This will enable the AVIRIS instrument to collect 5 x 5 meter pixel data flying at 5,000 meter AGL, which is a 16-fold increase in spatial resolution over the resolution available currently with the ER-2 aircraft. The Company is in the final stages of negotiation with NASA Headquarters and is waiting for a draft agreement. The Company has been negotiating for three years to retrofit the AVIRIS instrument from the UER-2 aircraft at 20 meter spatial resolution to a C-130 transport aircraft with a 5 meter spatial resolution collection rate and has just recently received a contract to accomplish this task. The Company has recently received the formal agreement from NASA Headquarters (Mission to Planet earth) pertaining to the retrofit of the AVIRIS hyperspectral sensor to the C-130. The Company is presently negotiating the terms and conditions of this agreement and the attendant requirement for Earth Search Science capitalization of this project to create an airborne laboratory from which future generation of sensors or sensor concepts could be fabricated and test flown.

         During the fiscal year ended March 31, 1996, the Company negotiated a concession license to develop hydrocarbons and minerals and formed a team for a mission to Kazakhstan in August of 1996. The team includes the Company and contractors: Battelle/PNNL and the Department of Energy's AMPS program. A letter from the Kazakhstan Ministry of Science and New Technologies has been received by the U.S. State Department addressed to the Secretary of Energy. This letter invites Earth Search Sciences, its contractors and Department of Energy to perform the mission in August. In addition to the concession the Company has acquired a twenty percent (20%) ownership from Scientech and commenced the acquisition of a complex mining license. The Company is negotiating with a large mining company that has international holdings. The Company has also just returned from Kazakhstan where John Peel, CEO of ESSI, Brian Savage, Vice President- Resource Development of Earth Search Sciences (ESSI) and President of Earth Search Resources, Inc. (ESRI) and Bill Farrand, senior remote sensing geologist from Applied Signal and Image Technology visited prospective (candidate) sites for field exploration. Mineralization was found and ore samples were collected for laboratory examination. The extend of mineralization is unknown at this time. Further field work is planned in the August -September 1996 time frame to determine the resource reserve estimates and the viability of developing the prospects. Ground truthing of seven acres was performed in support of the AMPS flyover, scheduled for early August 1996. As part of the Kazakhstan mission, the Company has acquired a thirty percent (30%) interest in Semtech, a Kazakhstan joint stock company, for a purchase price of $30,000 (of which $10,000 was paid before March 31, 1996, and the balance of which was paid subsequent to March 31, 1996.

         During the fiscal year ended March 31, 1996, the Company has signed a Creative Research and Development Agreement (CRADA) with the Department of Energy's Pacific Northwest National Laboratories and the Battelle Corporation. The Agreement allows the Company a very strong research and development partner who also provides capital for sensor research and development and technology transfer. This keeps with ESSI strategy to minimize our research and development costs.

     During the fiscal year ended March 31, 1995, the Company signed a multi-year Space Act Agreement with JPL, California Institute of Technology (CALTECH) and NASA's highaltitude missions branch. JPL is to provide the AVIRIS hyperspectral instrument to collect data and process the same and NASA is to provide the airborne platform and UER-2 aircraft to fly the instrument over targets of interests generated by (1) the Company, (2) major mineral/petroleum companies and (3) environmental/engineering targets. Under this Agreement, NASA has flown Summitville, Colorado, an EPA superfund project, the San Jacinto River oil spill (pipeline break), the Coeur d'Alene mining district and the Payette National Forest. The Company is currently developing data packages for each of such flights for interpretation.

         During the fiscal year ended March 31, 1996, several proposals have been developed to partner with private industry, universities and state and Federal agencies to develop, package and deliver Department of Energy and competitive advanced technology products and services. This approach provides solutions to critical environmental restoration and waste management problems, while furthering national business and technology goals. Use of the AVIRIS and other non-intrusive remote sensing technologies provides the technical foundation for this effort.

FUTURE OPERATIONS

         The Company continues to increase its involvement in the mineral exploration and environmental areas, using the results of its research and development over the last five years in remote sensing. By attempting to obtain equity funding, the Company anticipates developing instruments to include hand-held, airborne and satellite spectrometers and to acquire revenue-producing companies in the environmental monitoring field.

         Through teaming with other firms, the Company will identify possible technology applications for remote sensing. Management intends to pursue additional markets for its imagery databases, which would generate operating revenues and adequate cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are included on pages F-1 to F-16 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company replaced its previous auditor, James L. Hansen, C.P.A., with Price Waterhouse LLP in May 1995. The decision to change accounting firms was approved by the Company's Board of Directors. During the Company's two most recent fiscal years preceding the dismissal of James L. Hansen, C.P.A., the reports of Mr. Hansen on the financial statements of the Company contained no adverse opinion or disclaimer of opinion and were not qualified or modified but did contain an explanatory reference regarding the uncertainty of whether the Company can continue as a going concern given its lack of liquidity. There were no disagreements of the Company with James L. Hansen, C.P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of such accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. Before engaging Price Waterhouse LLP as its new independent auditors, the Company did not previously consult with them regarding any matters related to the application of accounting principles, the type of audit opinion that might be rendered on the Company's financial statements or any other such matters.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1996 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

         Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1996 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1996 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information   with  respect  to  certain   relationships   and  related
transactions with management will be included under "Certain Transactions" in the Company's definitive proxy statement for its 1996 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements                         Page in this Report

               Reports of Independent Accountants                     F-1

               Balance Sheet at March 31, 1996 and 1995               F-3

               Statement of Loss for the Years
               Ended March 31, 1996, 1995 and 1994                    F-4

               Statement of Changes in Shareholders'
               Equity (Deficit) for the Years Ended
               March 31, 1996, 1995 and 1994                          F-5

               Statement of Cash Flows for the Years
               Ended March 31, 1996, 1995 and 1994                    F-7

               Notes to Financial Statements                          F-8

     (a)(2)    Financial Statement Schedules - None

     (a)(3)    Exhibits

 3.1      Articles of Incorporation;  incorporated by reference to Exhibit
          3.1 to the Registrant's Form 10-K for the fiscal year ended March 31, 1995 (Amendment authorizing additional shares is attached hereto)

 3.2 Bylaws; incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended March 31, 1995

 4.1      See Exhibit 3.1 and Exhibit 3.2

10.1 NASA Agreement; incorporated by reference to Exhibit 3a to the Registrant's Amended Form 10-K for the fiscal year ended March 31, 1993

10.2 UURI Agreement; incorporated by reference to Exhibit 3b to the Registrant's Amended Form 10-K for the fiscal year ended March 31, 1993

10.3 Emerald Operating Company and Spectral International; incorporated by reference

10.4 Space Act Agreement between NASA and the Registrant dated June 30, 1994; incorporated by reference

10.5 Settlement Agreement and Release dated November 7, 1994; incorporated by reference

10.6 Agreement dated February 16, 1995 between Graham, Hamilton & Dwyer, Inc. and the Registrant; incorporated by reference

10.7 Agreement dated September 11, 1995 between Registrant and Integrated Spectronics Pty Ltd

10.8      Letter on Intent among the Registrant and Dr. Arnett dated March 28,
          1996

10.9 Memorandum of Understanding between the Registrant and Applied Signal and Imaging Technology, Inc. dated May 27, 1996

16.1      Letter re:  change in certifying accountant

21.1      Earth Search Resources, Inc.  Wyoming

          Quasar Resource Inc.     Wyoming

          Bear Creek Exploration, Inc.  Nevada


          (b)    Reports on Form 8-K.


Report on Form 8-K filed August 21, 1995 with respect to Change in Accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EARTH SEARCH SCIENCES, INC.



                                        By /s/ Larry F. Vance
                                        Larry F. Vance
                                        Chairman and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on June 29, 1996.

         Signature                               Title

/s/ Larry F Vance                       Chairman and Chief Financial
Larry F. Vance                          Officer (Principal Executive
                                        and Financial Officer)

/s/ John W. Peel, III                   Chief Executive Officer
John W. Peel, III                       (Principal Executive Officer)

/s/ Tami Story                          Director
Tami J. Story


/s/ Rory J. Stevens                     Director
Rory J. Stevens

                                  EXHIBIT INDEX

Exhibit                  Sequential
  No.                   Description                              Page No.



3.1       Articles of Incorporation                                36

3.2       Bylaws                                                   --

4.1       See Exhibit 3.1 and Exhibit 3.2                          --

10.1      NASA Agreement; incorporated by reference to
          Exhibit 3a to the Registrant's Amended Form 10-K
          for the fiscal year ended March 31, 1993                 --

10.2      UURI Agreement; incorporated by reference to
          Exhibit 3b to the Registrant's Amended Form 10-K
          for the fiscal year ended March 31, 1993                 --

10.3      Agreement dated January 25, 1994 among the Registrant,
          Emerald Operating Company and Spectral International;
          incorporated by reference                                --

10.4      Space Act Agreement between NASA and the Registrant
          dated June 30, 1994; incorporated by reference           --

10.5      Settlement Agreement and Release dated November 7,
          1994; incorporated by reference                          --

10.6      Agreement dated February 16, 1995 between Graham,
          Hamilton & Dwyer, Inc. and the Registrant;
          incorporated by reference                                --

16.1      Letter re:  change in certifying accountant

Earth Search Sciences, Inc.
(A Development Stage Company)
Report and Consolidated Financial Statements
March 31, 1996 and 1995

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Earth Search Sciences, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of loss, of changes in shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of Earth Search Sciences, Inc. and its subsidiaries (collectively, the Company, a development stage company) at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1996 and for the period from inception (May 15, 1984) through March 31, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has not generated operating revenues to date. In addition, the Company has suffered recurring losses since its inception and, at March 31, 1996, has a deficit aggregating $5,683,379 accumulated during its development stage and an excess of current liabilities over current assets of $811,751. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PRICE WATERHOUSE LLP

Portland, Oregon
July 10, 1996

                                JAMES L. HANSEN
                          CERTIFIED PUBLIC ACCOUNTANT
                              INDEPENDENCE SQUARE
                         111 East 5600 South, Suite 200
                            Salt Lake City, UT 84107
                                 (801) 265-0515

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Earth Search Sciences, Inc.

I have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Earth Search Sciences, Inc. (a development stage company) for the fiscal year ended March 31, 1994 and cumulative period from inception
(May 15, 1994) through March 31, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Earth Search Sciences, Inc.
and its cash flows for the fiscal year ended March 31, 1994 and the cumulative period from inception (May 15, 1984) through march 31, 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to finanical statements, the Company has suffered recurring losses from operations and has anet capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ James L.Hansen

July 10, 1996
Salt Lake City, Utah

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
- --------------------------------------------------------------------------------



                                                                                             March 31,
                                                                                      1996             1995
                                                                                     ------           ------

Assets
Current assets:
   Cash                                                                         $   670,325       $    30,420
   Prepaid expenses                                                                    -                  837
                                                                                 ----------        ----------

      Total current assets                                                          670,325            31,257

Property and equipment (Note 2)                                                     122,276            64,604
Deposit and other assets (Note 10)                                                 129,776              -
                                                                                 ----------        ----------


      Total assets                                                              $   922,377       $    95,861
                                                                                 ----------        ------------


Liabilities and Shareholders' Deficit
Current liabilities:
   Convertible Notes payable (Note 5)                                           $   444,981    $  405,816
   Accounts payable                                                                 188,818        99,902
   Accrued payroll taxes                                                             34,000         -
   Accrued interest (Notes 5 and 6)                                                 314,277       258,361
   Customer deposit (Note 3)                                                        500,000         -
                                                                                 ----------     ---------

        Total current liabilities                                                 1,482,076       764,079

Long-term liabilities:
   Shareholder loans (Note 6)                                                        96,519       878,977
   Deferred officers' compensation (Note 4)                                         592,560       352,240
   Minority interest (Note 9)                                                        47,130
                                                                                 ----------     ---------

        Total liabilities                                                         2,218,285     1,995,296
                                                                                 ----------     ---------

Commitments and contingencies (Note 10) Shareholders' deficit (Note 1, 8 and 9):
   Common stock $.001 par value; 200,000,000 shares
     authorized; 66,551,663 and 50,000,000 shares, respectively,
     issued                                                                          66,551        50,000
   Additional paid-in capital                                                     4,320,920     1,326,216
   Deficit accumulated during the development stage                              (5,683,379)    3,275,087)
   Treasury stock (4,501 shares at March 31, 1995)                                    -              (564)
                                                                                 ----------     ---------
                                                                                 (1,295,908)   (1,899,435)
                                                                                 ----------     ----------


        Total liabilities and shareholders' deficit                             $   922,377    $   95,861
                                                                                 ----------     ----------



    The accompanying notes are an integral part of this financial statement.
                                                      F-3

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Loss
- --------------------------------------------------------------------------------



                                        From inception
                                        (May 15, 1984)
                                           through
                                          March 31,                For the years ended March 31,
                                            1996            1996           1995           1994
                                        -----------        ------         ------         ------
Revenue                                 $    21,332         $     6,332         $     -             $      -
                                         ----------          ----------          ----------          ----------

Expenses:
    Exploration (Note 1)                    997,835             150,419              14,865              97,492
    Depreciation                            218,558              20,004              16,327              17,575
    General and administrative            4,138,176           2,143,013             952,500             158,415
                                         ----------         -----------          ----------          ----------

                                          5,354,569           2,313,436             983,692             273,482
                                         ----------          ----------          ----------          ----------


Loss from operations                     (5,333,237)         (2,307,104)           (983,692)           (273,482)

Interest income                              10,002               6,762                 -                  -
Interest expense (Notes 5 and 6)           (439,144)           (107,950)           (138,849)            (66,522)
                                        -----------          ----------          ----------          ----------


Loss before extraordinary item           (5,762,379)         (2,408,292)         (1,122,541)           (340,004)

Extraordinary item                           79,000               -                  -                    -
                                        -----------          ----------          ----------          ----------


Net loss                                $(5,683,379)        $(2,408,292)        $(1,122,541)        $  (340,004)
                                         ----------          ----------          ----------          ----------


Loss per common share (Note 1):
    Loss before extraordinary item      $    (.20)          $   (.05)           $   (.02)           $    (.01)
    Extraordinary item                       -                  -                   -                   -
                                        -----------          ----------          ----------          ----------


    Net loss per common share
      (Note 1)                          $   (.20)           $   (.05)           $   (.02)           $   (.01)
                                         ---------           ----------          ----------          ----------


    Weighted average shares
      outstanding                        28,857,000          53,150,421          49,543,726          44,246,566
                                         ----------          ----------          ----------          ----------



    The accompanying notes are an integral part of this financial statement.
                                                      F-4

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
- --------------------------------------------------------------------------------


                                                                                                 Deficit
                                                                                               accumulated
                                                                                  Additional   during the
                                                             Common stock           paid-in    development    Treasury
                                                          Shares       Amount       capital       stage         stock   Total
                                                          ------      -------     ----------   -----------    --------  -----
Balance at May 15, 1984 (date of inception)                  -        $    -      $     -      $     -        $    -    $   -
   Issuance of common stock to incorporators
     for cash (Notes 1 and 9)                              7,000,000     7,000       28,000                                35,000
   Net loss                                                                                       (604)                     (604)
                                                          ----------   -------     --------     -------        -------   --------

Balance at March 31, 1985                                  7,000,000     7,000       28,000       (604)             -      34,396
   Issuance of common stock in connection with
     public offering, net of offering costs of $23,892
     (Notes 1 and 9)                                       2,129,100     2,129       80,434                                82,563
   Issuance of common stock in connection with
     merger (Notes 1 and 9)                               13,639,600    13,640      (12,640)                                1,000
   Net loss                                                                                     (27,451)                  (27,451)
                                                          ----------    ------      -------    --------       --------  ---------

Balance at March 31, 1986                                 22,768,700    22,769       95,794     (28,055)           -       90,508
   Net loss                                                                                     (47,625)                  (47,625)
                                                          ----------    ------       ------    --------       --------  ---------

Balance at March 31, 1987                                 22,768,700    22,769       95,794     (75,680)           -       42,883
   Acquisition of treasury stock (Notes 1 and 9)                                                               (33,000)   (33,000)
   Net loss                                                                                    (102,616)                 (102,616)
                                                          ----------    ------       ------    --------        -------   --------

Balance at March 31, 1988                                 22,768,700    22,769       95,794    (178,296)       (33,000)   (92,733)
   Net loss                                                                                    (123,463)                 (123,463)
                                                          ----------    ------       ------    --------        -------   --------

Balance at March 31, 1989                                 22,768,700    22,769       95,794    (301,759)       (33,000)  (216,196)
   Net loss                                                                                    (256,125)                 (256,125)
                                                          ----------    ------       ------    --------        -------   --------

Balance at March 31, 1990                                 22,768,700    22,769       95,794    (557,884)       (33,000)  (472,321)
   Issuance of common stock in exchange for
     services rendered                                     1,944,977     1,945       56,655                                 58,600
   Sale of treasury stock (Note 9)                                                   98,500                     26,000     124,500
   Net loss                                                                                    (171,742)                  (171,742)

                                                          ----------    ------       ------    --------        -------    --------

Balance at March 31, 1991                                 24,713,677    24,714      250,949    (729,626)        (7,000)   (460,963)
   Issuance of common stock for cash                       3,335,196     3,335      235,729                                239,064
   Issuance of common stock to a director pursuant
     to stock option                                       1,000,000     1,000        9,000                                 10,000
   Issuance of common stock in exchange for
     services rendered                                       872,000       872       84,188                                 85,060
   Issuance of common stock in exchange for
     mineral properties (Notes 1 and 2)                    1,500,000     1,500       73,500                                 75,000
   Issuance of common stock in exchange for
     equipment                                               140,000       140        7,768                                  7,908
   Sale of treasury stock (Notes 1 and 9)                                            54,500                     7,000       61,500
   Net loss                                                                                     (749,259)                 (749,259)
                                                          ----------    ------       ------     --------        -----     --------

Balance at March 31, 1992                                 31,560,873    31,561      715,634   (1,478,885)           -     (731,690)
   Issuance of common stock for cash                       2,308,611     2,308       78,192                                 80,500
   Issuance of common stock in exchange for
     services rendered (Notes 1 and 9)                     1,810,000     1,810       52,583                                 54,393
   Issuance of common stock in exchange for
     notes payable or accounts payable                     2,404,697     2,405       98,968                                101,373
   Net loss                                                                                     (333,657)                 (333,657)
                                                          ----------    ------      -------    ---------        ------    --------

Balance at March 31, 1993                                 38,084,181    38,084      945,377   (1,812,542)           -     (829,081)
   Issuance of common stock for cash                       2,043,904     2,044       67,456                                 69,500
   Issuance of common stock in exchange for
     services rendered (Notes 1 and 9)                       125,000       125        6,125                                  6,250
   Issuance of common stock in exchange for
     notes payable or accounts payable (Notes 6 and 9)     8,405,094     8,405      241,490                                249,895
   Net loss                                                                                     (340,004)                 (340,004)
                                                          ----------    ------      -------    ---------        ------    --------

Balance at March 31, 1994                                 48,658,179   $48,658   $1,260,448  $(2,152,546)      $    -    $(843,440)
                                                          ----------    ------    ---------   ----------        ------    --------



    The accompanying notes are an integral part of this financial statement.
                                                      F-5

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficit (Continued)
- --------------------------------------------------------------------------------


                                                                                                 Deficit
                                                                                               accumulated
                                                                                  Additional   during the
                                                             Common stock           paid-in    development    Treasury
                                                          Shares       Amount       capital       stage         stock   Total
                                                          ------       ------     ----------   -----------    --------  -----



Balance at March 31, 1994                                 48,658,179   $ 48,658  $1,260,448  $ (2,152,546)    $   -     $  (843,440)
   Issuance of common stock for cash                         360,000        360      17,640                                  18,000
   Issuance of common stock in exchange for
     services rendered, excluding treasury stock
     (Notes 1 and 9)                                         200,000        200       9,800                                  10,000
   Conversion of debentures and accrued interest
     into shares of common stock, excluding
     treasury stock (Note 9)                                 531,821        532      20,696                                  21,228
   Issuance of common stock in exchange
     for equipment (Note 9)                                  250,000        250      12,250                                  12,500
   Common stock relinquished to the Company
     (Notes 6 and 9)                                                                                            (705,935)  (705,935)
   Sale of treasury stock (Note 9)                                                                                95,325     95,325
   Issuance of treasury stock in exchange for services
     rendered (Notes 2 and 9)                                                                                    169,141    169,141
   Conversion of debentures through issuance of
     treasury stock (Note 9)                                                                                     273,787    273,787
   Stock purchase warrants and options
     (Notes 3 and 8)                                                                 172,500                                172,500
   Adjustment resulting from issuance of
     treasury stock (Notes 1 and 9)                                                 (167,118)                    167,118         -
   Net loss                                                                                    (1,122,541)               (1,122,541)
                                                             --------   -------   -----------  ----------      ---------  ----------

Balance at March 31, 1995                                 50,000,000     50,000    1,326,216   (3,275,087)         (564) (1,899,435)

   Issuance of common stock for cash (Note 9)              1,058,88       1,059      191,341                                192,400
   Issuance of common stock in exchange for services
     (Note 9)                                              1,379,355      1,379      271,497                                272,876
   Conversion of debentures and accrued interest
     into shares of common stock (Note 9)                  3,596,861      3,596      566,978                                570,574
   Liquidation of shareholders loans for shares
     of common stock (Note 9)                             10,466,567     10,467      695,468                                705,935
   Adjustment to additional paid-in-capital related
     to sale of subsidiary common stock (Note 9)                                     109,970                                109,970
   Stock purchase warrants and options issued (Note 9)                             1,150,000                              1,150,000
   Shares issued to a related party (Note 9)                  50,000         50        8,450                                  8,500
Purchase of treasury stock (Note 9)                                                                              (15,000)   (15,000)
Adjustment resulting from issuance of treasury stock                                   1,000                      (1,000)        -
  Sale of treasury stock                                                                                         16,564     16,564
   Net loss                                                                                    (2,408,292)               (2,408,292)
                                                          ----------    -------   -----------  ----------       --------  ---------
Balance at March 31, 1996                                 66,551,663   $ 66,551  $ 4,320,920  $(5,683,379)      $    -  $(1,295,908)
                                                         -----------    -------   ----------   ----------        ------  ----------







    The accompanying notes are an integral part of this financial statement.
                                                      F-6

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
- --------------------------------------------------------------------------------


                                                             From inception
                                                             (May 15, 1984)
                                                                through             For the year ended March 31,
                                                             March 31, 1996       1996          1995           1994
                                                             --------------     --------       -------        ------

Cash flows from operating activities:
    Net loss                                                $  (5,683,379)      $  (2,408,292) $(1,122,541)   $(340,004)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Notes payable issued for services and interest expense       36,892                             -           22,892
      Common stock issued for services and interest expense       560,169             322,974       28,765         7,538
      Treasury stock issued for services                          169,141                          169,141           -
      Expense resulting from issuance of warrants and options
        to purchase common stock                                1,322,500           1,150,000      172,500           -
      Charge off of capitalized costs for mineral
        properties                                                206,715              -              -            80,000
      Extraordinary items                                         (79,000)                            -              -
      Depreciation                                                218,558              20,004       16,327         17,575
      Loss (gain) on sale of equipment                                997              (5,765)       6,762           (701)
      Changes in assets and liabilities
        Prepaid expenses                                             (177)                837          263           (550)
        Other assets                                             (129,776)           (129,776)
        Accounts payable                                          205,697              88,916      (82,909)         8,879
        Accrued interest                                          336,968              55,916      117,584         38,436
        Accrued payroll taxes                                      34,000              34,000
        Deferred officers compensation                            592,560             240,320      352,240           -
        Customer deposit                                          500,000             500,000
                                                            -------------       -------------     --------        -------

Net cash used in operating activities                          (1,708,135)           (130,866)    (341,868)      (165,935)
                                                            -------------        ------------    ---------        -------

Cash flow from investing activities:
    Capital expenditures                                         (407,588)            (87,611)     (27,695)       (22,143)
    Proceeds from sale of property and equipment                   33,527              15,700        1,000          9,400
                                                             ------------        ------------    ---------      ----------

    Net cash used in investing activities                        (374,061)            (71,911)     (26,695)       (12,743)
                                                             ------------        ------------    ---------      ----------

Cash flows from financing activities:
    (Decrease) increase in book overdraft                             -                 -             (690)            690
    Proceeds from notes payable                                 1,394,749             569,267      460,810          35,000
    Repayments on notes payable                                  (114,951)             (9,062)     (47,452)        (27,001)
    Proceeds from shareholder loans                             1,186,694                                          145,000
    Repayments of shareholder loans                              (848,423)            (68,023)    (127,010)        (51,000)
    Issuance of common stock                                      728,027             192,400       18,000          69,500
    Issuance of subsidiary common stock                           157,100             157,100         -               -
    Purchase of treasury stock                                    (48,000)            (15,000)        -               -
    Proceeds from sale of treasury stock                          297,325              16,000       95,325            -
                                                             ------------        ------------   ----------     -----------

Net cash provided by financing activities                       2,752,521             842,682      398,983         172,189
                                                             ------------        ------------   ----------     -----------

Net increase (decrease) in cash                                   670,325             639,905       30,420          (6,489)
Cash at beginning of period                                          -                 30,420         -              6,489
                                                             ------------        ------------   ----------     -----------


Cash at end of period                                       $     670,325       $     670,325  $    30,420    $       -
                                                             ------------        ------------   ----------     -----------


    The accompanying notes are an integral part of this financial statement.
                                                      F-7

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



1.   Summary of Operations and Significant Accounting Policies

     The Company was incorporated on May 15, 1984 pursuant to the laws of the state of Utah under the name Turnabout Corporation. In November, 1984 the Company commenced a public offering of its common stock.

     In December, 1985 the Company acquired all of the outstanding shares of common stock of a privately held company known as Earth Search Sciences, Inc. (ESSI), a Utah corporation formed on August 29, 1985. The Company issued 13,639,600 shares of its common stock in exchange for ESSI's outstanding shares. This merger was a reverse acquisition and accounted for as a pooling of interest. Accordingly, the assets and liabilities of the two companies were combined at their recorded net book values. ESSI's principal assets were unpatented mining claims in Alaska that were acquired from ESSI's incorporators at a cost of $126,715. ESSI's operations were the continuing operations of the Company, and ESSI was the entity which had substance and control both before and after the merger.

     In August, 1987 the Company changed its name to Earth Search Sciences, Inc. and in November, 1987 ESSI was dissolved.

     The Company has three subsidiaries: Earth Search Resources, Inc.;
     Bear Creek Exploration, Inc. ("Bear Creek"); and Quasar Resources, Inc. ("Quasar"). As of March 31, 1996, these entities were not operational; however, in February 1996, the Company sold 30 percent of Quasar in a private placement offering. See Note 9.

     The Company's activities have included the acquisition of the ATM imagery database which can be utilized by the Company in mineral property exploration activities or the development of information that can be sold to third parties (see Note 2). In addition, the Company has acquired mineral properties and has performed certain exploration work. Direct exploration costs incurred to date have been principally geologists' salaries and consulting fees.

     In April, 1991, the Company commenced entering into semiannual agreements with National Aeronautics and Space Administration (NASA) to participate in the Visiting Investigator Program ("VIP") to utilize the specialized resources and sensing technology of NASA to the goal of commercialization. The agreements allow the Company access to NASA's sophisticated facilities that are capable of a full range of remote sensing activities. Pursuant to the agreement NASA supplies administrative and technical support and the Company is responsible for its expenses and costs relating to its participation in VIP. Information and technology which may be developed are to be shared between NASA and the Company.

     In addition, the Company has established a non-exclusive agreement with the University of Utah Research Institute ("UURI") and its center for remote sensing to mutually conduct, on a project-by-project basis, research and development activities relating to remote sensing. UURI is obligated to provide technical support for mineral and petroleum exploration, related environmental analysis and laboratory and field training. The Company provides geological personnel and funding for the projects.

     Going concern
     The Company is experiencing working capital deficiencies because it has incurred operating losses and has not generated operating revenues to date. In addition the Company has been unable to meet some of its financial obligations (see Note 6). The Company has operated with funds received from the sale of its common stock and the issuance of notes. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate operating revenues to sustain ongoing operations.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



1.   Summary of Operations and Significant Accounting Policies (Continued)

     Going concern (continued)
     Management expects to continue to raise capital through private placement of its unissued stock to meet its financial obligations and cash requirements. In addition, management intends to pursue potential markets for its ATM imagery database and for the potential results which may be developed from its NASA VIP research and development agreement to generate operating revenues and adequate cash flows. However, there can be no assurance that the Company will be able to raise such capital or to generate operating revenues to sustain its operations.

     Development stage enterprise
     The Company is considered a development stage company. The Company's planned principal operations have commenced, but have not resulted in any significant revenue to date. Pursuant to the requirements of Financial Accounting Standards Board Statement No. 7, the Company has included in the accompanying financial statements its cumulative results of operations, changes in shareholders' deficit and cash flows from the Company's inception (May 15, 1984) through March 31, 1996.

     Mineral properties and exploration costs
     Cost  incurred  to  acquire  mineral  properties  are  capitalized.   Costs
     associated with mineral properties determined to be impaired or to have little or no value are expensed. Exploration costs are expensed in the period incurred. The Company considers geologist salaries, studies of geologic structures, mapping and incidental expenditures incurred in the field to assess mineral deposits as exploration costs.

     Depreciation and depletion
     The Company recognizes depreciation on its property and equipment using the straight-line method over estimated useful lives of five years.

     Depletion of mineral properties is calculated using the unit-of-production method. There has been no mining activity performed by the Company on its mineral properties to date; therefore, no depletion is reflected in the accompanying financial statements.

     Income taxes
     Effective April 1, 1994, the Company adopted on a prospective basis Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 requires the recognition of deferred tax assets and liabilities for the expected tax effects from differences between the financial reporting and tax basis of assets and liabilities. In estimating future tax effects, FAS 109 generally considers all expected future events other than enactments of changes in tax law or statutorily imposed rates. The adoption of FAS 109 had no effect on loss or shareholders' deficit.

     Common stock
     Expenses and commissions incurred in connection with the Company's public offering of its common stock and the subsequent sales of common stock for cash have been recorded as reductions of proceeds received.

     Common stock issued for other than cash consideration is reflected in the accompanying financial statements at estimated fair value at the date of issue, considering the restricted nature of such shares.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



1.   Summary of Operations and Significant Accounting Policies (Continued)

     Dividends
     The Company has not paid any dividends and does not expect to pay dividends in the near future.

     Treasury stock
     Treasury stock is recorded at cost. Sales of treasury stock at amounts in excess of or below cost, net of selling expenses, have been recorded as increases/decreases in additional paid-in capital.

     Net loss per common share
     Net loss per common share has been computed based on the weighted average number of the Company's common shares outstanding. Common stock equivalents from the exercise of stock options and warrants and from the conversion of convertible debentures and shareholder loans to common stock have not been considered in the net loss per share calculation because the effect on net loss per share would be anti-dilutive.

     Changes in classification
     Certain reclassifications have been made to the fiscal 1995, 1994 and cumulative financial statements to conform with the financial statement presentation for fiscal 1996. Such reclassifications had no effect on the Company's results of operations or shareholder's deficit.

     Use of estimates in the preparation of financial statements
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Financial instruments
     The Company records financial instruments at cost which approximates fair value, unless otherwise stated.


2.   Property and Equipment

     Property and equipment consist of the following:

                                                        March 31,
                                                   1996             1995
                                             --------------   --------------


     Mineral properties (A)                 $   5,833          $   5,833
     ATM imagery database (B)                 134,000            134,000
     Computers and software                    44,852             41,529
     Vehicles and equipment                    41,529             54,527
     Construction in progress (C)              69,789                 -
                                             --------           --------
                                              296,003           235,889

     Accumulated depreciation                (173,727)         (171,285)
                                             --------          --------

                                             $122,276          $ 64,604
                                              -------           -------


Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------


2.   Property and Equipment (Continued)

     (A) In December, 1993 the Company acquired a 58% working interest in mineral tracts aggregating 3,389 acres in Colorado. The mineral interest was acquired through a joint venture with Emerald
              Operating Company located in Denver, Colorado. Presently, management is evaluating the commercial viability of the property and the Company has expended $15,000 in geological exploration costs.

         Effective July 1, 1991, the Company consummated the acquisition of 314 unpatented lode mining claims in Owhyee County, Idaho, commonly referred to as Jordan Valley. The mineral property was acquired in exchange for 1,500,000 shares of the Company's common stock. The seller's basis in the mineral property approximated $75,000, the value of the restricted common shares at the date (January 30, 1991) the Company entered into the option to acquire the property. During the year ended March 31, 1994, management of the Company elected not to continue to maintain this property and perform the assessment work. Accordingly, the cost of these claims was recognized as exploration expense in fiscal 1994.

         In June 1988, the Company acquired 291 mining claims covering approximately 5800 acres in the Shasta Butte area in Oregon for $5,000. During the year ended March 31, 1994, management of the Company declined to pursue obtaining the necessary lease agreements and to pay the required advance royalties to maintain these claims. Accordingly, the cost was recognized as exploration expense in fiscal 1994.

         Prior to March 31, 1992, the Company had title to five unpatented mining claims in the Bonnefield mining districts in Alaska. The claims were acquired from the incorporators of ESSI at a cost of $126,715. During the year ended March 31, 1992, the annual assessment work was not performed and the Company elected not to maintain these mining claims. Accordingly, the cost was recognized as exploration expense in fiscal 1992.

     (B) In the summer of 1987, the Company obtained a database providing airborne multispectral scanner imagery over sites in Oregon and Nevada. The imagery, gathered by an airplane using a thematic mapper scanner, was recorded on high density digital tape and later decompressed into computer compatible data. This database includes imagery produced in photographic form (hard copy) as well as the data on digital tape. Such imagery was then interpreted by a geologist having expertise in the ATM method. The initial interpretation was completed in June, 1988 and produced approximately 500 anomalies that necessitate exploration work to determine mineralization.

         The Company capitalized the costs of acquiring this database. The database can be used for identification of potential mineralization as well as for oil and gas exploration and other purposes for which geology is a major consideration. The Company intends to utilize this imagery database for potential sale of information to third parties, such a large mining companies that desire to investigate mineralization of large areas over a short period of time, and for use in the Company's own mineral exploration activities.

         The cost of ATM imagery database was fully depreciated as of March 31, 1994; however, the Company believes that it continues to have economic value.

     (C) In September 1995, the Company entered into an agreement to have an Australian company manufacture an airborne hyperspectral scanner for $2.5 million. The Company has paid $69,789 to date (recorded in construction-in-progress at March 31, 1996) and expects to pay the remainder in fiscal 1997 as contract work is completed.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



3.   Customer Deposit

     In 1996, the Company received a $500,000 deposit through its subsidiary Earth Search Resources, Inc. for the sale of an airborne hyperspectral scanner which is currently in production (see Note 2). This instrument is expected to be leased back to the Company in a "sales/leaseback" transaction. To date, the terms of the agreement have not been formalized. As such, the deposit has been recorded as a current liability at March 31, 1996.


4.   Deferred Officers' Compensation

     Deferred compensation consists of the cumulative compensation due to corporate officers (Chairman, President and Secretary). No salaries have been paid to such officers since the inception of the Company. The Company recorded deferred officer compensation of $240,320 during the year ended March 31, 1996. In addition, effective March 31, 1995, the Company's board of directors approved cash compensation aggregating $300,000 and $52,240 for the Chairman and Secretary, respectively, for services rendered through March 31, 1995. Such compensation was reported as general and administrative expenses for the year ended March 31, 1995. The Company and the officers have agreed that payment of the 1995 and 1996 compensation will be deferred until and unless the Company achieves adequate cash flow from operations. To date management has not anticipated sufficient cash flow from operations for the succeeding year; accordingly, the deferred officers' compensation has been classified as a noncurrent liability in the accompanying consolidated balance sheet at March 31, 1996 and 1995.

     In addition, as part of the Chairman's compensation package, the Company, as of March 31, 1995, granted the Chairman stock options to purchase 1,500,000 shares of restricted common stock at $.105 per share. The options hold certain registration rights and expire on March 31, 2005. The Company recognized the estimated fair value of the options, $157,800, as general and administrative expenses for the year ended March 31, 1995, with a corresponding increase to additional paid-in capital as of March 31, 1995. The estimated fair value of the options represents the difference between the market value of common stock at March 31, 1995 (the date of grant) and the exercise price. See Note 8 regarding 1996 issuance of stock options to officers.


5.   Notes Payable

     During the years ended March 31, 1996 and 1995, the Company obtained interim working capital by issuing unsecured promissory notes with rights of conversion. The terms of these debt instruments are typically for an initial period of ninety days or one year and are renewable at maturity for one year. The notes bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the principal amount plus interest into restricted shares of the Company common stock, subject to the terms in the promissory notes. As of March 31, 1996 and 1995, the Company has various notes aggregating $444,981 and $405,816, respectively. Interest paid on such notes during the years ended March 31, 1996, 1995 and 1994 aggregated $2,500, $2,500, and $23,164, respectively.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



6.   Shareholder Loans

     The Company has financed its development stage activities in part by funds received from advances from shareholders, primarily an officer and director of the Company, and Universal Search Technology, a private company owned by that same officer and director. It is anticipated that these advances will be repaid when and if the Company generates cash flow from operations and/or sales of shares of its common stock. During the year ended March 31, 1994, upon approval by the board of directors, the Company issued 7,953,567 shares to Universal Search Technology in exchange for principal reduction aggregating $238,607 on outstanding advances previously made by it.

     In fiscal 1995, the Company classified as shareholder loans the value of common stock relinquished by the above shareholder to the Company (see Note
     8). The Company reissued replacement shares to the shareholder in satisfaction of this obligation in 1996, subsequent to the shareholders' approved of an increase in the number of shares authorized. This obligation aggregated $705,935 (10,466,567 shares of common stock) at March 31, 1995 and accrued interest at 10%. The accrued interest of has not been paid as of March 31, 1996.

     Outstanding shareholder loans bear annual interest at 10%. As of March 31, 1996 and 1995, interest accrued on such advances, aggregating $217,513 and $168,861, respectively, has been included in accrued interest in the accompanying consolidated balance sheet.

     Shareholder loans are reflected as a noncurrent liability in the accompanying consolidated financial statements due to: a) the undefined terms of repayments, b) the inability of the Company to repay the advances unless and until it achieves positive cash flow, and c) the possibility that the obligations will be satisfied through the issuance of shares of the Company's common stock.


7.   Income Taxes

     The Company recorded no provision for income taxes in fiscal 1996, 1995 and 1994 due to the operating losses incurred from inception to date.

     The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                                    March 31,
                                                              1996             1995
                                                          ---------        -----------

        Net operating loss carryforwards                  $(2,036,328)     $(1,169,139)
        Accrued liabilities                                  (237,024)        (140,896)
                                                           ----------       ----------

        Gross deferred tax assets                          (2,273,352)      (1,310,035)

        Deferred tax assets valuation allowance             2,273,352        1,310,035
                                                           ----------       ----------


                                                          $    -           $     -
                                                           ----------       ----------


     The deferred tax asset has been fully reserved in accordance with FAS 109 because the Company cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



7.   Income Taxes (Continued)

     The benefit for income taxes differs from an amount computed using the statutory federal income tax rate as follows:

                                                               Year ended March 31,
                                                         1996             1995            1994
                                                        ------           ------          ------


        Benefit from income taxes at statutory rate     $ 963,317        $ 449,016      $ 136,002
              Decrease in benefit resulting from:
                  Deferred tax valuation allowance       (963,317)        (449,016)      (136,002)
                                                         ---------        --------       --------


                                                         $               $    -         $    -
                                                           -------        --------       --------



     The Company has tax net operating loss carryforwards at March 31, 1996 of $5,090,819. Such carry-forwards may be used to offset taxable income, if any, in future years through their expiration in 2000 - 2011. Future expiration of tax loss carryforwards, if not utilized are as follows: 2000, $604; 2001, $27,451; 2002, $47,625; 2003, $102,616; thereafter $4,912,523.
     The annual amount of tax loss carryforwards which can be utilized may be limited due to the substantial changes in the Company's ownership which have occurred or may occur in the future. Such limitations could result in the expiration of a part of the carryforwards before their utilization.


8.   Officer and Director Stock Options

     At March 31, 1995 the board of directors awarded the chairman stock options to purchase 1,500,000 shares of restricted common stock as part of his deferred compensation agreement. See Note 4.

     In April 1995, the Board of Directors granted options for the Company's President and Chairman of the Board through employment agreements to each purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.21 per share. Fifty percent of the options are exercisable at any time. The remaining fifty percent are deemed "Performance Options" and are exercisable as follows: (I) one-third shall become exercisable if and when the Company reports a positive net after tax profit for any fiscal year commencing on or after March 31, 1995; (II) another one-third shall become exercisable if and when the Company reports a net after tax profit of greater than $1 million for any fiscal year commencing on or after March 31, 1996; (III) all of the options shall become exercisable if and when the Company reports a net after tax profit of greater than $2 million for any fiscal year commencing on or after March 31, 1996; and IV) any remaining options which have not become exercisable as aforesaid shall become null and void when the Company reports its net after tax profits or losses for the fiscal year ended March 31, 1998. Any options remaining unexercised on December 31, 2004 shall lapse and be deemed null and void. The Company recognized $1,100,000 in compensation expense during 1996 related the granting of the above "non-performance" stock options which represents the difference between fair value and the exercise price at the grant date. No compensation expense has been recorded for the performance options todate; however the total compensation to be recorded if any will be based on the difference between the exercise price and the fair market value of the common stock on the date the performance criteria are achieved.

     Notwithstanding the foregoing, all Performance Options issued to these employees become immediately exercisable if employment is terminated by the Company without cause or by the employee with cause. In the event of proposed dissolution or liquidation of the Company or in the event of a transfer of more than 50% of the outstanding shares of the Company, or the sale of all or substantially all of the assets of the Company, to a person or persons who were not, as of April 8, 1995, shareholders or employees of the Company (a "Change in Control"), all Performance Options become immediately exercisable.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



8.   Officer and Director Stock Options (Continued)


     In September 1995, the Board of Directors granted options for the Company's Secretary/Treasurer to purchase 300,000 shares of common stock at an exercise price of $0.21 per share exercisable upon grant.
     In addition, options were granted to a director of the Company to purchase 1,000,000 shares of common stock of the Company at a purchase price of $0.21 per share. The director's options are exercisable at any time within five years after the individual becomes a full-time employee of the Company based on certain mutually agreeable performance criteria. The company recognized $50,000 in compensation expense during 1996 related to the granting to the above stock options to the Secretary/Treasurer, which represents the difference between fair value and the exercise price at the grant date. No compensation expense has been recognized related to the directors stock options as the individual has not become a full-time employee as of March 31, 1996

9.   Shareholders' Equity

     Common stock issued
     Upon incorporation in May 1984, the Company issued seven million shares of common stock at a price of $.005 per share to the incorporators.

     In November 1984, the Company commenced a public offering of its common stock and issued 2,129,100 shares at a price of $.05 per share. The Company incurred costs for commissions and legal and accounting services associated with the public offering. These costs aggregated $23,892 and were recorded as a reduction to the proceeds.

     In December 1985, the Company issued 13,639,600 shares of common stock in exchange for all outstanding shares of common stock of ESSI (see Note 1). The par value of the common stock issued in the merger aggregated $13,640. However, after taking into account assets received and liabilities recognized, net equity aggregated $1,000.

     During the years ended March 31, 1996, 1995 and 1994, the Company issued shares of common stock in exchange for services rendered as follows:

                                                          1996             1995           1994
                                                         ------           ------         -------


              Consulting and other                       $  273,440        $  179,141     $   6,250
                                                          ---------         ---------      --------


              Number of shares issued, including
                treasury stock                            1,379,355         4,902,833       125,000
                                                          ---------         ---------      --------


     During the fiscal year ended March 31, 1996, 1995 and 1994, the Company issued 3,596,861, 5,499,388 and 451,527 shares of common stock (including treasury stock) to satisfy $521,040, $276,250 and $10,000, respectively, of principal and $49,534, $18,765 and $1,288, respectively, of interest relating to convertible notes payable (see Note 6).

     During the year ended March 31, 1995, the Company issued 250,000 shares of common stock to purchase office equipment with a purchase price of $12,500.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



9.   Shareholders' Equity

     Common stock loans from shareholder
     In fiscal 1995, a shareholder relinquished to the Company 10,466,567 shares of common stock for the Company to use for additional issuances to outside shareholders. The shareholder relinquished all ownership and voting rights; however, the Company was obligated to reissue to the shareholder 10,466,576 replacement shares upon the shareholder approval of the proposed increase in authorized shares from 50,000,000 to 200,000,000. These shares were accounted for as treasury stock and the Company recorded a liability of $705,935 due to shareholder for the fair value of the shares relinquished. Such obligation were included in shareholder loans in the accompanying consolidated balance sheet at March 31, 1995. The Company received shareholder approval in 1996 to increase the number of shares authorized and as such, the above shares were reissued to the shareholder in 1996.

     Treasury stock
     In May 1987, the Company acquired 3.3 million shares of its common stock from three of its initial incorporators. The purchase price was $33,000, or $.001 per share. Funding for the stock acquisition was obtained through loans from certain shareholders of the Company,

     During the year ended March 31, 1991, the Company sold 2,600,000 shares of its treasury stock in eleven separate transactions, resulting in aggregate proceeds of $129,500. Prices for the shares ranged from $.03 per share to $.12 per share with the average price approximating $.05 per share. Selling expenses paid from the proceeds totaled $5,000.

     During the fiscal year ended March 31, 1992, the Company sold the then remaining 700,000 shares of its treasury stock in five separate transactions aggregating $61,500. Prices ranged from $.05 to $.125 per share.

     In fiscal 1995, the Company issued 10,462,066 shares of its treasury stock for cash, services and debt conversions. The excess cost of the treasury stock issued over the amounts received aggregated $167,118 and has been recorded as a reduction of additional paid-in capital.

     Stock warrants
     Warrants to purchase 1,500,000 shares of common stock at $.21 per share were issued to an investment banker in connection with financial advisory services provided. The estimated fair value of the warrants aggregated $15,000. Such value was recorded as general and administrative expenses for the year ended March 31, 1995, with a corresponding increase to additional paid-in-capital as of March 31, 1995. The warrants expire on March 1, 2000.

     Private Placement of Quasar Common Stock
     In February 1996, Quasar, a wholly owned subsidiary, issued 314,200 shares at $.50 per share of its common stock, in a private placement offering. As the Company owns a majority interest in Quasar, the subsidiary's financial statements are consolidated into the parent. Accordingly, the Company has recorded a minority interest of $47,130 relating to the outside investors' share of net equity in Quasar. The difference between the stock proceeds of $157,100 and the minority interest of $47,130 has been recorded as an addition to paid-in capital.

     Related Party Common Stock Issuance
     In December 1995, the Company issued 50,000 shares of common stock to a relative of the Chairman. The fair value of the common stock issued was recorded as a reduction in the Chairman's shareholder loan balance as and as an increase in common stock and additional paid-in capital.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


10.      Acquisitions

     In June 1995, the Company entered into a letter of intent to acquire all outstanding shares of an engineering and professional services company for $3,000,000 in cash and a note payable for an additional $500,000. In addition, pursuant to the letter of intent, cash or additional shares of the Company's common stock with an aggregate value of up to $750,000 may have been issuable if certain levels of earnings were attained during the three years following the consummation of the acquisition. The engineering company had 1994 sales of approximately $6,900,000 and was profitable. The Company planned to finance the acquisition through either a private placement of its common stock or issuance of convertible debentures. The proposed transaction was subject to numerous contingencies, including (i) reaching definitive agreements with the seller; (ii) obtaining approval of the board of directors (iii) conducting additional due diligence procedures and (iv) obtaining adequate financing. In subsequent negotiations held during fiscal 1996, the Company has not raised the required capital to finance the acquisition. The Company is the acquisition: However, no mutually agreeable terms has be obtained to date. As of March 31, 1996, the Company has deferred $119,776 in acquisition related costs which are recorded as other long-term assets.

     In fiscal 1996, the Company entered into an agreement to purchase twenty percent of a Kazahstan "joint stock" company, Semtech. As of March 31, 1996, the Company has paid $10,000 of the $30,000 purchase price and has recorded the payment as a deposit in long-term assets. The Company paid the remainder of the purchase price subsequent to year end.


11.      Subsequent Events

     Subsequent to March 31, 1996, the Company received a second deposit of $500,000 through its subsidiary Earth Search Resources, Inc. for the sale of a second airborne hyperspectral scanner which will be produced in fiscal 1997. This instrument will be leased back to the Company in a "sales/ leaseback" transaction. To date, the terms of the agreement have not been finalized (See Notes 2 and 3).