Form 10-K/A
period 1996-03-31
EARTH SEARCH SCIENCES INC
filed 1996-07-17
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

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

               Number of shares of Common Stock outstanding at March 31, 1996:
66,551,663.

This Form 10-K consists of ____ pages. Exhibits are indexed at page ____.

                               TABLE OF CONTENTS

Item of Form 10-K                                                  Page

PART I...........................................................    3

Item 1 -        Business ........................................    3
Item 2 -        Properties.......................................    7
Item 3 -        Legal Proceedings................................    7

Item 4 -        Submission of Matters to a Vote of
                Security Holders.................................    7

Item 4(a)       Executive Officers of the Registrant.............    7

PART II..........................................................    8

Item 5 -        Market for the Registrant's Common
                Equity and Related Shareholder Matters...........    8
Item 6 -        Selected Financial Data..........................    8
Item 7 -        Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.......................................    9
Item 8 -        Financial Statements and Supplementary Data......   12
Item 9 -        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...........   12

PART III.........................................................   13

Item 10 -       Directors and Executive Officers of
                the Registrant...................................   13
Item 11 -       Executive Compensation...........................   13
Item 12 -       Security Ownership of Certain Beneficial
                Owners and Management............................   13
Item 13 -       Certain Relationships and Related
                Transactions.....................................   13

PART IV..........................................................   14

Item 14 -       Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K..........................   14

SIGNATURES.......................................................   15

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


     The Company has developed a two-prong strategy to convert from a research and development company to an operating company. With the experience of Dr. John Peel, the Company's president, the Company has a strong base from which to develop remote sensing business aimed at the United States Government sector of customers, principally with respect to the use of remote sensing in identifying environmental exposures and aiding the Government in designing economical remediation programs. The Company anticipates developing a strategic alliance with one or more established companies to enhance its opportunities for developing remote sensing business with the Government sector of customers. The second prong of the Company's strategy involves the continued focus on commercialization of the remote sensing technology focused principally on identification and exploitation of mineral opportunities. To better focus the Company's commercial plans, the Company formed a wholly-owned subsidiary, Earth Search Resources, Inc. ("ESR") and on June 1, 1996, hired Brian C. Savage, formerly director of the investment banking mining group of Nesbitt Burns Securities, Inc., in New York, as president of ESR and Vice President-Resource Development of the Company. Mr. Savage's experience in the mining industry and his investment banking background should provide the Company with significant assistance in developing the commercial side of the business.

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

        The Company intends to structure its relationship with ESR so Earth Search Sciences receives licensing fees for access to data and technology available to the Company and overriding royalties on minerals ultimately exploited by ESR or any of its customers. ESR is presently preparing with a joint venture mining company partner to develop data packages based on the imagery data the Company has acquired. The Company anticipates that the mining partner will provide the capital necessary to exploit this very valuable asset.

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

Original Business Plan

         Based on the imagery database accumulated by the Company in 1987 and 1991, the Company procured mining patents and land leases and sought partners to develop several prospective mining properties. The Company in fact entered into several arrangements with mining entities for the development of some of the Company's properties, but none of those arrangements resulted in development of operating mines. Due to lack of capital to fund advance royalties and due diligence requirements on the Company's mining properties and to changes in mining laws which required increased and more timely due diligence expenditures, the Company opted to release virtually all of its mining properties between 1991 and 1994. The new mining laws imposed a financial burden on the Company by requiring a payment in advance of a flat fee per claim plus filing costs instead of the prior arrangement under which the Company could perform general assessment work prior to making a significant financial commitment. The Company only retained one mining property--a 58% interest in several undeveloped mineral tracts aggregating 3,389 acres in Colorado, as part of a joint venture with Emerald Operating Company of Denver, Colorado. The Company intends to acquire imagery over these mineral tracts, develop a technical data package and approach a resource development company to farm the property out to them, allowing the Company to retrieve its front end costs.

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

         On April 12, 1991, the Company commenced etrntering into semiannual agreements with NASA to participate in the VIP program to utilize the specialized resources and sensing technology of NASA to the goal of commercialization. The agreements allow the Company access to NASA's sophisticated facilities that are capable of a full range of remote sensing activities. Pursuant to the agreement NASA supplies administrative and technical support and the Company is responsible for the expenses and costs of the project. Information and technology developed are to be shared between NASA and the Company. The Company has signed a Space Act Agreement with JPL/NASA, allowing Earth Search access to a sensor that has never been available to the general public before. The Company has gained several years experience in the hyperspectral field under this agreement. The mission of JPL/NASA is to develop the technology and the relationship with Earth Search Sciences--so the Company can commercialize the technology. The experience gained has led to a feasibility of a miniaturized hyperspectral instrument (the ESSI Probe 1), which will weigh 165 pounds and will collect data in .4 to 2500mm range and 5 meter spatial resolution.

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

         Earth Search Sciences has developed a financial strategy, and through that strategy has begun to acquire the necessary capital for the purchase of its own miniaturized hyperspectral remote measurement instrument, ESSI Probe 1.
The financial strategy is centered around the direct funding of the manufacture of ESSI's own sensor design by existing qualified Earth Search Sciences shareholders familiar with the company's business strategy. The manufacture of the Probe1 sensor is to be accomplished through the strategic alliance that the Company has been developing since 1994 between Integrated Spectronics Corporation Pty. Ltd. and the Company. The first instruments have been ordered and the first instrument will be delivered in the first quarter of 1997.
ESSI believes it can offer territorial concessions to qualified shareholders who fund the acquisition of Probe 1s. The terms of these concessions include ownership in a subsidiary that is licensed by the Company to use the Probe 1 in a specified location utilizing services provided by the Company or ESR (data collection, processing, interpretation, technical data packages, and management and marketing).

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


     Earth Search Sciences, Inc. and Integrated Spectronics have jointly developed a remote measurement instrument, the ESSI Probe 1, that spectrally measures the reflectance of the sun from the earth and is considered one of the most advanced hyperspectral instruments in the world. The Company and Integrated Spectronics have signed a series of agreements to engineer, develop and manufacture sensors as needed for each market that the Company contemplates entering.

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

         The key to accessing these market opportunities remains the miniaturization of the remote sensing technology and usage of the technology on an economical basis. To achieve this goal, the Company continues to pursue the identification and ultimate usage of technologies not presently available in the commercial market place. The Company has since 1994 submitted joint bids with several other service providers and contractors to provide comprehensive environmental remediation services to prospective clients both in the United States and abroad. Many of these joint bids have involved teaming by the Company with multi-national, multi-billion dollar government contractors. Although none of these bids have yet produced revenues, the Company is hopeful that the presence of the Company's remote sensing capabilities will differentiate the joint bids from bids submitted by other ventures that do not include remote sensing capabilities as part of their offered scope of services. By teaming with such contractors, the Company has and will continue to be exposed to developments presently only available in the Government arena. The Company hopes to align itself with government agencies advocating technology transfer, and to use that technology together with the Company's existing expertise to perfect a miniaturized instrument.

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

     The Company signed a definitive agreement on June 30, 1995 to acquire all of the capital stock of Lamb Associates, Inc. ("LAI"), an established engineering and technical services company with a strong U.S. Government contracting practice. The definitive agreement was contingent on, among other things, receipt by the Company of financing or equity capital to fund the acquisition. The Agreement has been extended and renegotiated several times during the past year in an attempt to restructure the agreement to close the acquisition without funding. On July 11, 1996, the Company and the LAI Shareholders broke off discussions concerning the restructuring of the definitive agreement. There were two principle reasons for this decision. First, the needs of the LAI shareholders to receive cash were incompatible with the Company's inability to raise funding to acquire LAI. Second, the profitablity of LAI declined somewhat due to the present uncertainity surrounding Government contracting. The Company and LAI may negotiate a strategic alliance, and it is possible that an acquisition discussion may occur in the future if funding becomes available.

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

ITEM 2.  PROPERTIES

         The Company leases its corporate headquarters and all of the furnishings from an unrelated third party, and has approximately 2,000 square feet of office space in McCall, Idaho. The Company believes its offices are adequate to meet its needs for the foreseeable future. The Company anticipates that ESR will require office space later this year. The Company intends that ESR will lease office space in a site conducive to conducting mineral related business, and Mr. Savage has indicated that perhaps ESR should locate its headquarters in Denver, Colorado. The Company also anticipates that future subsidiaries set up to develop data packages in other countries, including perhaps Quasar and Bear Creek, may be set up as foreign entities and may require leased space in their locality.

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

                    Cumulative
                     Amounts
                    During The
                    Development    As of or for the fiscal Year Ended March 31,
                       Stage        1996           1995           1994      1993     1992
               -------------------------------------------------------------------------------
Operating
  revenue           $   21,332     $    6,332      $   -0-        $  -0-     $  -0-    $    -0-

Net Loss            (5,683,379)    (2,408,292)     (1,122,541)    (340,004) (333,657) (749,259)
Net Loss per
  Common Share         (.20)          (.05)           (.02)         (.01)     (.01)     (.03)
Total Assets           922,377        922,377          95,861       49,598   139,668   191,937
Long-term
  Obligations          736,209        736,209       1,231,217      300,052   443,227   526,931
Stockholders'
  Deficit           (1,295,908)    (1,295,908)    (1,899,435)    (843,440) (829,081) (731,690)
Cash Dividends
  Declared              -0-             -0-            -0-            -0-       -0-       -0-


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

         Under the terms of the arrangement with Dr. Arnett, ESR will pay Dr. Arnett a lease payment of $250,000 per year per instrument. In addition, Dr. Arnett will receive an overriding royalty on any mineral production that ultimately occurs in Canada and Brazil as a result of usage of the Probe1 to identify mineral sites. The Company intends to repurchase the instruments at a future point in time for a mutually agreeable price.

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

     During the fiscal year ended March 31, 1996, the Company had entered into an agreement to acquire all outstanding shares of LAI, an engineering and professional service company, which provides technical services primarily to the environmental industry. As of July 11, 1996, the Company and LAI could not reach an agreement on a restructuring of the transaction. As a result, the Company intends to take a charge in fiscal year 1997 for its expenses relating to the transaction, which will be approximately $130,000.

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

JOINT VENTURE AND OPERATING ENTITY RELATIONSHIP

         During the fiscal year ended March 31, 1996, the Company signed a Memorandum of Agreement (MOA) and a Teaming Agreement with Hughes Santa Barbara Research facilities. The Agreements will provide certain Hughes instruments, manufacturing and Hughes support for the ESSI Kazakhstan mission in August 1996, which will include the Department of Energy, Navy Research Laboratory, Sandia National Laboratory, Lawrence Livermore Laboratory, Pacific Northwest National Laboratory and Battelle.

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

         During the fiscal year ended March 31, 1996, the Company negotiated a concession license to develop hydrocarbons and minerals and formed a team for a mission to Kazakhstan in 1996. The team includes the Company and contractors: Battelle/PNNL and the Department of Energy's AMPS program. A letter from the Kazakhstan Ministry of Science and New Technologies has been received by the U.S. State Department addressed to the Secretary of Energy. This letter invites Earth Search Sciences, its contractors and Department of Energy to perform the mission. In addition to the concession the Company has acquired a twenty percent (20%) ownership from Scientech and commenced the acquisition of a complex mining license. The Company is negotiating with a large mining company that has international holdings. The Company has also just returned from Kazakhstan where John Peel, CEO of ESSI, Brian Savage, Vice President- Resource Development of Earth Search Sciences (ESSI) and President of Earth Search Resources, Inc. (ESRI) and Bill Farrand, senior remote sensing geologist from Applied Signal and Image Technology visited prospective (candidate) sites for field exploration. Mineralization was found and ore samples were collected for laboratory examination. The extend of mineralization is unknown at this time. Further field work is planned in the August -September 1996 time frame to determine the resource reserve estimates and the viability of developing the prospects. Ground truthing of seven acres was performed in support of the contemplated AMPS flyover. As part of the Kazakhstan mission, the Company has acquired a thirty percent (30%) interest in Semtech, a

Kazakhstan joint stock company, for a purchase price of $30,000 (of which $10,000 was paid before March 31, 1996, and the balance of which was paid subsequent to March 31, 1996).

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

               Reports of Independent Accountants                  F-1/F-2

               Balance Sheet at March 31, 1996 and 1995               F-3

               Statement of Loss for the Years
               Ended March 31, 1996, 1995 and 1994                    F-4

               Statement of Changes in Shareholders'
               Equity (Deficit) for the Years Ended
               March 31, 1996, 1995 and 1994                       F-5/F-6

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

 3.2 Bylaws; incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended March 31, 1995

 4.1      See Exhibit 3.1 and Exhibit 3.2

10.1 NASA Agreement; incorporated by reference to Exhibit 3a to the Registrant's Amended Form 10-K for the fiscal year ended March 31, 1993

10.2 UURI Agreement; incorporated by reference to Exhibit 3b to the Registrant's Amended Form 10-K for the fiscal year ended March 31, 1993

10.3 Emerald Operating Company and Spectral International; incorporated by reference to exhibit 10.3 to registrant for 10-K for fiscal year ended March 31, 1995

10.4 Space Act Agreement between NASA and the Registrant dated June 30, 1994; incorporated by reference to exhibit 10.4 to registrant for 10-K for fiscal year ended March 31, 1995

10.5 Settlement Agreement and Release dated November 7, 1994; incorporated by reference to exhibit 10.5 to registrant for 10-K for fiscal year ended March 31, 1995

10.6 Agreement dated February 16, 1995 between Graham, Hamilton & Dwyer, Inc. and the Registrant; incorporated by reference to exhibit 10.6 to registrant for 10-K for fiscal year ended March 31, 1995

10.7 Agreement dated September 11, 1995 between Registrant and Integrated Spectronics Pty Ltd

10.8 Memorandum of Understanding between the Registrant and Applied Signal and Imaging Technology, Inc. dated May 27, 1996

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

/s/ Larry F Vance                       Chairman and Chief Financial
Larry F. Vance                          Officer (Principal Executive
                                        and Financial Officer)

/s/ John W. Peel, III                   Chief Executive Officer
John W. Peel, III                       (Principal Executive Officer)

/s/ Tami Story                          Director
Tami J. Story


/s/ Rory J. Stevens                     Director
Rory J. Stevens

                                  EXHIBIT INDEX

Exhibit                  Sequential
  No.                   Description                              Page No.



3.1       Articles of Incorporation                                --

3.2       Bylaws                                                   --

4.1       See Exhibit 3.1 and Exhibit 3.2                          --

10.1      NASA Agreement; incorporated by reference to
          Exhibit 3a to the Registrant's Amended Form 10-K
          for the fiscal year ended March 31, 1993                 --

10.2      UURI Agreement; incorporated by reference to
          Exhibit 3b to the Registrant's Amended Form 10-K
          for the fiscal year ended March 31, 1993                 --

10.3 Agreement dated January 25, 1994 among the Registrant, Emerald Operating Company and Spectral International; incorporated by reference to exhibit 10.3 to registrant
          for 10-K for fiscal year ended March 31, 1995            --

10.4      Space Act Agreement between NASA and the Registrant
          dated June 30, 1994; incorporated by reference to
          exhibit 10.4 to registrant for 10-K for fiscal year
          ended March 31, 1995                                     --

10.5      Settlement Agreement and Release dated November 7,
          1994; incorporated by reference to exhibit 10.5 to
          registrant for 10-K for fiscal year ended
          March 31, 1995                                           --

10.6      Agreement dated February 16, 1995 between Graham,
          Hamilton & Dwyer, Inc. and the Registrant; incorporated
          by reference to exhibit 10.6 to registrant for 10-K
          for fiscal year ended March 31, 1995                     --

16.1      Letter re:  change in certifying accountant

Earth Search Sciences, Inc.
(A Development Stage Company)
Report and Consolidated Financial Statements
March 31, 1996 and 1995

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Earth Search Sciences, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of loss of changes in shareholders' deficit and of cash flow present fairly, in all material respects, the financial position of Earth Search Sciences, Inc. and its subsidiaries (collectively, the Company, a development stage company) at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1996 and for the period from inception (May 15, 1984) through March 31, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

Portland, Oregon
July 10, 1996

                                JAMES L. HANSEN
                          CERTIFIED PUBLIC ACCOUNTANT
                              INDEPENDENCE SQUARE
                         111 East 5600 South, Suite 200
                            Salt Lake City, UT 84107
                                 (801) 265-0515

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Earth Search Sciences, Inc.

I have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Earth Search Sciences, Inc. (a development stage company) for the fiscal year ended March 31, 1994 and cumulative period from inception
(May 15, 1994) through March 31, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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


/s/ James L.Hansen

July 10, 1996
Salt Lake City, Utah

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
- - --------------------------------------------------------------------------------



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

Commitments and contingencies (Note 10) Shareholders' deficit (Notes 1, 8 and 9):
   Common stock $.001 par value; 200,000,000 shares
     authorized; 66,551,663 and 50,000,000 shares, respectively,
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

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Loss
- - --------------------------------------------------------------------------------

                                        From inception
                                        (May 15, 1984)
                                           through
                                          March 31,                      For the year ended March 31,
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



    The accompanying notes are an integral part of this financial statement.
                                                      F-4

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficit
- - --------------------------------------------------------------------------------

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

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficit (Continued)
- - --------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               accumulated
                                                                                  Additional   during the
                                                             Common stock           paid-in    development    Treasury
                                                          Shares       Amount       capital       stage         stock        Total
                                                          ------       ------     ----------   -----------    --------       -----
Balance at March 31, 1994                                 48,658,179   $ 48,658  $1,260,448  $ (2,152,546)    $   -     $  (843,440)
   Issuance of common stock for cash                         360,000        360      17,640                                  18,000
   Issuance of common stock in exchange for
     services rendered, excluding treasury stock
     (Notes 1 and 9)                                         200,000        200       9,800                                  10,000
   Conversion of debentures and accrued interest
     into shares of common stock, excluding
     treasury stock (Note 9)                                 531,821        532      20,696                                  21,228
   Issuance of common stock in exchange
     for equipment (Note 9)                                  250,000        250      12,250                                  12,500
   Common stock relinquished to the Company
     (Notes 6 and 9)                                                                                            (705,935)  (705,935)
   Sale of treasury stock (Note 9)                                                                                95,325     95,325
   Issuance of treasury stock in exchange for services
     rendered (Notes 2 and 9)                                                                                    169,141    169,141
   Conversion of debentures through issuance of
     treasury stock (Note 9)                                                                                     273,787    273,787
   Issuance of Stock purchase warrants
     and options (Notes 4 and 8)                                                     172,500                                172,500
   Adjustment resulting from issuance of
     treasury stock (Notes 1 and 9)                                                 (167,118)                    167,118         -
   Net loss                                                                                    (1,122,541)               (1,122,541)
                                                             --------   -------   -----------  ----------      ---------  ----------

Balance at March 31, 1995                                 50,000,000     50,000    1,326,216   (3,275,087)         (564) (1,899,435)

   Issuance of common stock for cash (Note 9)              1,058,88       1,059      191,341                                192,400
   Issuance of common stock in exchange for services
     (Note 9)                                              1,379,355      1,379      271,497                                272,876
   Conversion of debentures and accrued interest
     into shares of common stock (Note 9)                  3,596,861      3,596      566,978                                570,574
   Liquidation of shareholder loans for shares
     of common stock (Note 9)                             10,466,567     10,467      695,468                                705,935
   Adjustment to additional paid-in-capital related
     to sale of subsidiary common stock (Note 9)                                     109,970                                109,970
   Stock purchase warrants and options issued (Note 9)                             1,150,000                              1,150,000
   Shares issued to a related party (Note 9)                  50,000         50        8,450                                  8,500
   Purchase of treasury stock (Note 9)                                                                           (15,000)   (15,000)
   Adjustment resulting from issuance of treasury stock                                1,000                      (1,000)        -
   Sale of treasury stock                                                                                         16,564     16,564
   Net loss                                                                                    (2,408,292)               (2,408,292)
                                                          ----------    -------   -----------  ----------       --------  ---------
Balance at March 31, 1996                                 66,551,663   $ 66,551  $ 4,320,920  $(5,683,379)      $    -  $(1,295,908)
                                                         -----------    -------   ----------   ----------        ------  ----------

    The accompanying notes are an integral part of this financial statement.
                                                      F-6

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
- - --------------------------------------------------------------------------------

                                                             From inception
                                                             (May 15, 1984)
                                                                through             For the year ended March 31,
                                                             March 31, 1996       1996          1995           1994
                                                             --------------     --------       -------        ------
Cash flows from operating activities:
    Net loss                                                $  (5,683,379)      $  (2,408,292) $(1,122,541)   $(340,004)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Notes payable issued for services and interest expense       36,892                             -           22,892
      Common stock issued for services and interest expense       560,169             322,974       28,765         7,538
      Treasury stock issued for services                          169,141                          169,141           -
      Expense resulting from issuance of warrants and options
        to purchase common stock                                1,322,500           1,150,000      172,500           -
      Charge off of capitalized costs for mineral
        properties                                                206,715              -              -            80,000
      Extraordinary items                                         (79,000)                            -              -
      Depreciation                                                218,558              20,004       16,327         17,575
      Loss (gain) on sale of equipment                                997              (5,765)       6,762           (701)
      Changes in assets and liabilities:
        Prepaid expenses                                             (177)                837          263           (550)
        Other assets                                             (129,776)           (129,776)
        Accounts payable                                          205,697              88,916      (82,909)         8,879
        Accrued interest                                          336,968              55,916      117,584         38,436
        Accrued payroll taxes                                      34,000              34,000
        Deferred officers compensation                            592,560             240,320      352,240           -
        Customer deposit                                          500,000             500,000
                                                            -------------       -------------     --------        -------

Net cash used in operating activities                          (1,708,135)           (130,866)    (341,868)      (165,935)
                                                            -------------        ------------    ---------        -------

Cash flows from investing activities:
    Capital expenditures                                         (407,588)            (87,611)     (27,695)       (22,143)
    Proceeds from sale of property and equipment                   33,527              15,700        1,000          9,400
                                                             ------------        ------------    ---------      ----------

    Net cash used in investing activities                        (374,061)            (71,911)     (26,695)       (12,743)
                                                             ------------        ------------    ---------      ----------

Cash flows from financing activities:
    (Decrease) increase in book overdraft                             -                 -             (690)            690
    Proceeds from convertible notes payable                     1,394,749             569,267      460,810          35,000
    Repayments on convertible notes payable                      (114,951)             (9,062)     (47,452)        (27,001)
    Proceeds from shareholder loans                             1,186,694                                          145,000
    Repayments of shareholder loans                              (848,423)            (68,023)    (127,010)        (51,000)
    Issuance of common stock                                      728,027             192,400       18,000          69,500
    Issuance of subsidiary common stock                           157,100             157,100         -               -
    Purchase of treasury stock                                    (48,000)            (15,000)        -               -
    Proceeds from sale of treasury stock                          297,325              16,000       95,325            -
                                                             ------------        ------------   ----------     -----------

Net cash provided by financing activities                       2,752,521             842,682      398,983         172,189
                                                             ------------        ------------   ----------     -----------

Net increase (decrease) in cash                                   670,325             639,905       30,420          (6,489)
Cash at beginning of period                                          -                 30,420         -              6,489
                                                             ------------        ------------   ----------     -----------


Cash at end of period                                       $     670,325       $     670,325  $    30,420    $       -
                                                             ------------        ------------   ----------     -----------

    The accompanying notes are an integral part of this financial statement.
                                                      F-7

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

1.   Summary of Operations and Significant Accounting Policies

     The Company was incorporated on May 15, 1984 pursuant to the laws of the state of Utah under the name Turnabout Corporation. In November, 1984 the Company commenced a public offering of its common stock.

     In December 1985, the Company acquired all of the outstanding shares of common stock of a privately held company known as Earth Search Sciences, Inc. (ESSI), a Utah corporation formed on August 29, 1985. The Company issued 13,639,600 shares of its common stock in exchange for ESSI's outstanding shares. This merger was a reverse acquisition and was accounted for as a pooling of interest. Accordingly, the assets and liabilities of the two companies were combined at their recorded net book values. ESSI's principal assets were unpatented mining claims in Alaska that were acquired from ESSI's incorporators at a cost of $126,715. ESSI's operations were the continuing operations of the Company, and ESSI was the entity which had substance and control both before and after the merger.

     In August 1987, the Company changed its name to Earth Search Sciences, Inc., and in November 1987, ESSI was dissolved.

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

     In April 1991, the Company commenced entering into semiannual agreements with the National Aeronautics and Space Administration (NASA) to participate in the Visiting Investigator Program ("VIP") to utilize the specialized resources and sensing technology of NASA to the goal of commercialization. The agreements allow the Company access to NASA's sophisticated facilities that are capable of a full range of remote sensing activities. Pursuant to the agreement, NASA supplies administrative and technical support and the Company is responsible for its expenses and costs relating to its participation in VIP. Information and technology which may be developed are to be shared between NASA and the Company.

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

     Going concern
     The Company is experiencing working capital deficiencies because it has incurred operating losses and has not generated operating revenues to date. In addition, the Company has been unable to meet some of its financial obligations (see Note 6). The Company has operated with funds received from the sale of its common stock and the issuance of notes. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate operating revenues to sustain ongoing operations.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

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

     Development stage enterprise
     The Company is considered a development stage company. The Company's planned principal operations have commenced, but have not resulted in any significant revenue to date. Pursuant to the requirements of Financial Accounting Standards Board Statement No. 7, the Company has included in the accompanying condoludated financial statements its cumulative results of operations, changes in shareholders' deficit and cash flows from the Company's inception (May 15, 1984) through March 31, 1996.

     Mineral properties and exploration costs
     Costs incurred  to  acquire  mineral  properties  are  capitalized.   Costs
     associated with mineral properties determined to be impaired or to have little or no value are expensed. Exploration costs are expensed in the period incurred. The Company considers geologist salaries, studies of geologic structures, mapping and incidental expenditures incurred in the field to assess mineral deposits as exploration costs.

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

     Income taxes
     Effective April 1, 1994, the Company adopted on a prospective basis Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax effects from differences between the financial reporting and tax bases of assets and liabilities.
     In estimating future tax effects, FAS 109 generally considers all expected future events other than enactments of changes in tax law or statutorily imposed rates. The adoption of FAS 109 had no effect on loss or shareholders' deficit.

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

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

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

     Changes in classification
     Certain reclassifications have been made to the fiscal 1995, 1994 and cumulative financial statements to conform with the financial statement presentation for fiscal 1996. Such reclassifications had no effect on the Company's results of operations or shareholders' deficit.

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

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - -------------------------------------------------------------------------------

2.   Property and Equipment (Continued)

     (A) In December 1993, the Company acquired a 58% working interest in mineral tracts aggregating 3,389 acres in Colorado. The mineral interest was acquired through a joint venture with Emerald
              Operating Company located in Denver, Colorado. Presently, management is evaluating the commercial viability of the property and the Company has expended $15,000 in geological exploration costs.

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

         In June 1988, the Company acquired 291 mining claims covering approximately 5,800 acres in the Shasta Butte area in Oregon for $5,000. During the year ended March 31, 1994, management of the Company declined to pursue obtaining the necessary lease agreements and to pay the required advance royalties to maintain these claims. Accordingly, the cost was recognized as exploration expense in fiscal 1994.

         Prior to March 31, 1992, the Company had title to five unpatented mining claims in the Bonnefield mining districts in Alaska. The claims were acquired from the incorporators of ESSI at a cost of $126,715. During the year ended March 31, 1992, the annual assessment work was not performed, and the Company elected not to maintain these mining claims. Accordingly, the cost was recognized as exploration expense in fiscal 1992.

     (B) In the summer of 1987, the Company obtained a database providing airborne multispectral scanner imagery over sites in Oregon and Nevada. The imagery, gathered by an airplane using a thematic mapper scanner, was recorded on high-density digital tape and later decompressed into computer compatible data. This database includes imagery produced in photographic form (hard copy) as well as the data on digital tape. Such imagery was then interpreted by a geologist having expertise in the ATM method. The initial
              interpretation   was   completed   in  June 1988,  and  produced
              approximately 500 anomalies that necessitate exploration work to determine mineralization.

         The Company capitalized the costs of acquiring this database. The database can be used for identification of potential mineralization, as well as for oil and gas exploration and other purposes for which geology is a major consideration. The Company intends to utilize this imagery database for potential sale of information to third parties, such as large mining companies that desire to investigate mineralization of large areas over a short period of time, and for use in the Company's own mineral exploration activities.

         The cost of the ATM imagery database was fully depreciated as of March 31, 1994; however, the Company believes that it continues to have economic value.

     (C) In September 1995, the Company entered into an agreement to have an Australian company manufacture an airborne hyperspectral scanner for $2.5 million. The Company has paid $69,789 to date (recorded in construction-in-progress at March 31, 1996) and expects to pay the remainder in fiscal 1997 as contract work is completed.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

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

4.   Deferred Officers' Compensation

     Deferred compensation consists of the cumulative compensation due to corporate officers (chairman, president and secretary). No salaries have been paid to such officers since the inception of the Company. The Company recorded deferred officer compensation of $240,320 during the year ended March 31, 1996. In addition, effective March 31, 1995, the Company's board of directors approved cash compensation aggregating $300,000 and $52,240 for the chairman and secretary, respectively, for services rendered through March 31, 1995. Such compensation was reported as general and administrative expenses for the year ended March 31, 1995. The Company and the officers have agreed that payment of the 1995 and 1996 compensation will be deferred until and unless the Company achieves adequate cash flow from operations. To date, management has not anticipated sufficient cash flow from operations for the succeeding year; accordingly, the deferred officers' compensation has been classified as a noncurrent liability in the accompanying consolidated balance sheet at March 31, 1996 and 1995.

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

5.   Notes Payable

     During the years ended March 31, 1996 and 1995, the Company obtained interim working capital by issuing unsecured promissory notes with rights of conversion. The terms of these debt instruments are typically for an initial period of ninety days or one year and are renewable at maturity for one year. The notes bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the principal amount plus interest into restricted shares of the Company's common stock, subject to the terms in the promissory notes. As of March 31, 1996 and 1995, the Company has various notes aggregating $444,981 and $405,816, respectively. Interest paid on such notes during the years ended March 31, 1996, 1995 and 1994 aggregated $2,500, $2,500, and $23,163, respectively.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

6.   Shareholder Loans

     The Company has financed its development stage activities in part by funds received from advances from shareholders, primarily an officer and director of the Company, and Universal Search Technology, a private company owned by that same officer and director. It is anticipated that these advances will be repaid when and if the Company generates cash flow from operations and/or sales of shares of its common stock. During the year ended March 31, 1994, upon approval by the board of directors, the Company issued 7,953,567 shares to Universal Search Technology in exchange for principal reduction aggregating $238,607 on outstanding advances previously made by Universal Search Technologies.

     In fiscal 1995, the Company classified as shareholder loans the value of common stock relinquished by the above shareholder to the Company (see Note
     8). The Company reissued replacement shares to the shareholder in satisfaction of this obligation in 1996, subsequent to the shareholders' approval of an increase in the number of shares authorized. This obligation aggregated $705,935 10,466,567 shares of common stock) at March 31, 1995 and accrued interest at 10%. The accrued interest has not been paid as of March 31, 1996.

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

     The tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities relates to the following:

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

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

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

8.   Officer and Director Stock Options

     At March 31 1995, the board of directors awarded the chairman stock options to purchase 1,500,000 shares of restricted common stock as part of his deferred compensation agreement. See Note 4.

     In April 1995, the Board of Directors granted options for the Company's president and chairman of the board through employment agreements to purchase 5,000,000 shares each of the Company's common stock at an exercise price of $0.21 per share. Fifty percent of the options are exercisable at any time. The remaining fifty percent are deemed "Performance Options" and are exercisable as follows: (I) one-third shall become exercisable if and when the Company reports a positive net after tax profit for any fiscal year commencing on or after March 31, 1995; (II) another one-third shall become exercisable if and when the Company reports a net after-tax profit of greater than $1 million for any fiscal year commencing on or after March 31, 1996; (III) all of the options shall become exercisable if and when the Company reports a net after-tax profit of greater than $2 million for any fiscal year commencing on or after March 31, 1996; and (IV) any remaining options which have not become exercisable as aforesaid shall become null and void when the Company reports its net after-tax profits or losses for the fiscal year ended March 31, 1998. Any options remaining unexercised on December 31, 2004 shall lapse and be deemed null and void. The Company recognized $1,100,000 in compensation expense during 1996 related to the granting of the above "non-performance" stock options which represents the difference between fair value and the exercise priceof the common stock at the grant date. No compensation expense has been recorded for the performance options to date; however the total compensation to be recorded if any will be based on the difference between the exercise price and the fair market value of the common stock on the date the performance criteria are achieved.

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

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

8.   Officer and Director Stock Options (Continued)

     In September 1995, the Board of Directors granted options for the Company's secretary/treasurer to purchase 300,000 shares of common stock at an exercise price of $0.21 per share, exercisable upon grant. In addition, options were granted to a director of the Company to purchase 1,000,000 shares of common stock of the Company at a purchase price of $0.21 per share. The director's options are exercisable at any time within five years after the individual becomes a full-time employee of the Company based on certain mutually agreeable performance criteria. The company recognized $50,000 in compensation expense during 1996 related to the granting to the above stock options to the secretary/treasurer, which represents the difference between fair value and the exercise price of the common stock at the grant date. No compensation expense has been recognized related to the directors stock options as the individual has not become a full-time employee as of March 31, 1996.

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

     During the years ended March 31, 1996, 1995 and 1994, the Company issued shares of common stock in exchange for services rendered as follows:

                                                          1996             1995           1994
                                                         ------           ------         -------
              Consulting and other                       $  273,440        $  179,141     $   6,250
                                                          ---------         ---------      --------

              Number of shares issued, including
                treasury stock                            1,379,355         4,902,833       125,000
                                                          ---------         ---------      --------

     During the fiscal years ended March 31, 1996, 1995 and 1994, the Company issued 3,596,861, 5,499,388 and 451,527 shares of common stock (including treasury stock) to satisfy $521,040, $276,250 and $10,000, respectively, of principal and $49,534, $18,765 and $1,288, respectively, of interest relating to convertible notes payable (see Note 6).

     During the year ended March 31, 1995, the Company issued 250,000 shares of common stock to purchase office equipment with a purchase price of $12,500.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

9.   Shareholders' Equity (Continued)

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

     Treasury stock
     In May 1987, the Company acquired 3.3 million shares of its common stock from three of its initial incorporators. The purchase price was $33,000, or $.001 per share. Funding for the stock acquisition was obtained through loans from certain shareholders of the Company.

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

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

10.  Acquisitions

     In June 1995, the Company entered into a letter of intent to acquire all outstanding shares of an engineering and professional services company for $3,000,000 in cash and a note payable for an additional $500,000. In addition, pursuant to the letter of intent, cash or additional shares of the Company's common stock with an aggregate value of up to $750,000 may have been issuable if certain levels of earnings were attained during the three years following the consummation of the acquisition. The engineering company had 1994 sales of approximately $6,900,000 and was profitable. The Company planned to finance the acquisition through either a private placement of its common stock or issuance of convertible debentures. The proposed transaction was subject to numerous contingencies, including (i) reaching definitive agreements with the seller; (ii) obtaining approval of the board of directors (iii) conducting additional due diligence procedures and (iv) obtaining adequate financing. In subsequent negotiations held during fiscal 1996, the Company has not raised the required capital to finance the acquisition. The Company is currently renegotiating the acquisition: However, no mutually agreeable terms has be obtained to date. As of March 31, 1996, the Company has deferred $119,776 in acquisition related costs which are recorded as other long-term assets.

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