Form 10-K/A
period 1996-03-31
EARTH SEARCH SCIENCES INC
filed 1996-09-06
CIK 752634

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

     (a)(2)    Financial Data Schedules

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

27.       Financial Data Schedules                Filed herewith Electronically

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ James L. Hansen

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

     Development stage enterprise
     The Company is considered a development stage company. The Company's planned principal operations have commenced, but have not resulted in any significant revenue to date. Pursuant to the requirements of Financial Accounting Standards Board Statement No. 7, the Company has included in the accompanying consolidated financial statements its cumulative results of operations, changes in shareholders' deficit and cash flows from the Company's inception (May 15, 1984) through March 31, 1996.

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

     In April 1995, the Board of Directors granted options for the Company's president and chairman of the board through employment agreements to purchase 5,000,000 shares each of the Company's common stock at an exercise price of $0.21 per share. Fifty percent of the options are exercisable at any time. The remaining fifty percent are deemed "Performance Options" and are exercisable as follows: (I) one-third shall become exercisable if and when the Company reports a positive net after tax profit for any fiscal year commencing on or after March 31, 1995; (II) another one-third shall become exercisable if and when the Company reports a net after-tax profit of greater than $1 million for any fiscal year commencing on or after March 31, 1996; (III) all of the options shall become exercisable if and when the Company reports a net after-tax profit of greater than $2 million for any fiscal year commencing on or after March 31, 1996; and (IV) any remaining options which have not become exercisable as aforesaid shall become null and void when the Company reports its net after-tax profits or losses for the fiscal year ended March 31, 1998. Any options remaining unexercised on December 31, 2004 shall lapse and be deemed null and void. The Company recognized $1,100,000 in compensation expense during 1996 related to the granting of the above "non-performance" stock options which represents the difference between fair value and the exercise price of the common stock at the grant date. No compensation expense has been recorded for the performance options to date; however the total compensation to be recorded if any will be based on the difference between the exercise price and the fair market value of the common stock on the date the performance criteria are achieved.

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