Form 10-Q
period 1996-09-30
EARTH SEARCH SCIENCES INC
filed 1996-11-15
CIK 752634

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended: September 30, 1996
   Commission File No. 0-19566

                       EARTH SEARCH SCIENCES, INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

            Utah                                           87-0408225
(State or other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                            fication Number)


           502 North 3rd Street, #8, P.O. Box 674, McCall, Idaho 83638 (Address of Principal Executive Offices, Including Zip Code)


Registrant's telephone number, including area code: (208) 634-7080


Indicate by check mark whether the Registrant

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and

         (2)      has been subject to such filing requirement for the past
                  90 days.

                                    Yes X           No



As of September 30, 1996, 67,941,993 shares of common stock were outstanding.


                           EARTH SEARCH SCIENCES, INC.
                                    FORM 10-Q
                                   (Unaudited)

                        QUARTER ENDED SEPTEMBER 30, 1996

                                     PART I
                              FINANCIAL INFORMATION
                                TABLE OF CONTENTS

Item 1.              Financial Statements                                                 Page

                     Consolidated Statement of Financial Position
                      as of September 30, 1996 and March 31, 1996.                          1

                     Consolidated Statement of Operations for the
                      Three Months and the Six Months Ended
                      September 30, 1996 and 1995.                                          2

                     Consolidated Statement of Cash Flows for the
                      Six Months Ended September 30, 1996.                                  3

                     Selected Notes to Consolidated Financial
                       Statements.                                                          4

Item 2.              Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                         5


                                         PART II

                             OTHER INFORMATION REQUIRED

Item 1.               Legal Proceedings                                                     6

Item 2.               Changes in Securities                                                 6

Item 3.               Defaults Upon Senior Securities                                       6

Item 4.               Submission of Matters of a Vote of
                        Security Holders                                                    6

Item 5.               Other information                                                     6

Item 6.               Exhibits and Reports on Form 8-K                                      6




                           EARTH SEARCH SCIENCES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                                  September 30,            March 31,
                                                      1996                   1996
                                                    (unaudited)


                           ASSETS

Current assets:
         Cash                                     $    46,031              $   670,325
         Prepaid expenses                                -                        -
                                                   ----------               ----------
                  Total current assets                 46,031                  670,325
                                                   ----------               ----------


Property and equipment                               1,038,308                 122,276
Deposit and their assets                                77,725                 129,776
                                                    ----------              ----------
                  Total assets                     $ 1,162,064              $  922,377
                                                    ==========              ==========



                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Convertible Notes Payable                     228,798                 444,981
         Accounts payable                              189,847                 188,818
         Accrued payroll taxes                         108,975                  34,000
         Accrued interest                              316,579                 314,277
         Customer deposit                            1,490,125                 500,000
                                                     ---------               ---------

                  Total current liabilities          2,334,324               1,482,076
                                                     ---------               ---------

Long-term liabilities:
         Shareholder loans                              99,590                  96,519
         Deferred officers' compensation               608,239                 592,560
         Minority interest                              90,928                  47,130
                                                     ---------              ----------

                  Total liabilities                    798,757               2,218,285
                                                     ---------              ----------

Commitments and contingencies
Stockholders' deficit:
   Common stock $.001 par value; 200,000,000
   shares authorized; 67,941,933 and
   66,551,663 respectively, issued                      67,942                  66,551
Additional paid-in capital                           4,758,768               4,320,920
Deficit accumulated during the development stage    (6,797,727)             (5,683,379)
                                                    ----------              ----------
                                                    (1,971,017)             (1,295,908)

   Total liabilities and stockholders' deficit     $ 1,162,064             $   922,377
                                                    ==========               ==========

                           EARTH SEARCH SCIENCES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                     For the Three Months        For the Six Months
                                                     Ended September 30,         Ended September 30,

                                                       1996         1995          1996         1995
                                                     -------      -------        ------       -----

Revenue:                                          $     -        $      -       $     -        $     -

Expenses:
         Exploration                                   91,135         15,796        121,165         41,961
         Depreciation and
           Amortization                                 7,000          4,800         12,000          9,600
         General and
           Administrative                             423,266      1,310,964        940,647      1,435,603
                                                     --------      ---------      ---------     ----------

Loss from operations                                 (521,401)    (1,331,560)    (1,073,812)    (1,487,164)

Interest expense                                     ( 21,602)       (25,450)       (40,536)       (70,505)
                                                    ---------      ---------      ---------     ----------

Net Loss                                          $  (543,003)   $(1,357,010    $(1,114,348)   $(1,557,669)
                                                   ==========    ===========    ============    ==========

Loss Per Common Share:                            $  (.01)       $   (.03)      $    (.02)     $   (.03)
                                                   ==========     ==========     ==========     ==========


Weighed average shares
outstanding                                        67,843,027     49,995,499     67,495,445     49,995,499
                                                   ==========     ==========     ==========     ==========




                           EARTH SEARCH SCIENCES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Six Months
                                                                                          Ended September 30,
                                                                                         1996            1995

Cash flows from operating activities:
  Net Income                                                                              $(1,114,348)   $(1,557,119)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Common stock issued for services                                                            92,597           0
   Stock options issued                                                                        0           1,100,000
   Loss from disposal of fixed assets                                                          0                0
   Depreciation and amortization                                                               12,000          9,600
   Change in long term other assets                                                            52,051       (109,776)
   Prepaids, deposits, etc.                                                                    -                 837
   Change in liability accounts                                                             1,112,372        246,092
                                                                                            ---------       --------

Net cash provided by (used in) operating activities                                           154,672       (310,996)
                                                                                             --------      ---------

Cash flow used in investing activities:
  Capitol expenditures                                                                       (928,032)          0
                                                                                            ---------      ----------

Net cash used in investing activities                                                        (928,032)          0
                                                                                             ---------     ----------

Cash flow provided (used in) financing activities:
  Proceeds from notes payable                                                                  0             364,340
  Repayment of notes payable                                                                   0             (2,000)
  Proceed form issuance of shareholder notes payable                                           60,000           0
  Repayment of shareholder loans                                                              (56,929)       (52,000)
  Proceeds form issuance of subsidiary common stock                                           145,995           0
                                                                                             --------        --------

Net cash provided by financing activities                                                     149,066        310,340
                                                                                             --------        --------

Net decrease (increase) in cash and cash equivalents                                         (624,294)          (656)

Cash and cash equivalents at beginning of year                                                670,325         30,420
                                                                                             --------       --------

Cash and cash equivalents at end of six months                                            $    46,031    $    29,764
                                                                                           ==========     ==========


                           EARTH SEARCH SCIENCES, INC
                           A Development Stage Company

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 (unaudited)

CONDENSED FINANCIAL STATEMENTS

         The consolidated statement of financial position as of September 30, 1996, and the consolidated statements of operations for the three and six months ended September 30, 1996 and cash flow for the six months ended September 30, 1996, and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at September 30, 1996. The statements of loss for the three months and six months ended September 30, 1995 and the statement of cash flows for the six months ended September 30, 1995 have been restated to reflect adjustments arising from the audit of the Company's financial statements for the year ended March 31, 1996. Such adjustments resulted in recognition for $529,635 in additional expense. These expenses primarily relate to compensation expense incurred from the grant of stock options to certain officers.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjuction with the audited financial statements and notes thereto included in the Company's form 10-K for the year ended March 31, 1996. The results of operation for the six months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTES PAYABLE

         The Company historically obtained interim working capital by issuing promissory notes with rights of conversion. The terms of these debts instruments are for an initial period of ninety days but renewable every ninety days for one year, and bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the loan amount plus interest into restricted shares of the Company's common stock, subject to the terms in the promissory notes. The Company issued no new promissory notes during the three and six months ended September 30, 1996

CUSTOMER DEPOSITS

         The  Company  has   received   $1,490,125   in  deposits   through  its
subsidiaries for the sale of two airborne hyperspectral scanners which are currently in production. These instruments are expected to be leased back to the Company in "sale/leaseback" transactions. To date, the terms of the agreements have not been formalized. As such, the deposits have been recorded as a current liability at September 30, 1996.

LOSS PER COMMON SHARES

         Loss per common share is based on the weighted average number of shares outstanding during each period.

ADVANCE FROM SHAREHOLDERS

         The company has continued in existence through the use of advances from shareholders, primarily an officer and director of the Company and Universal Search Technology owned by that same officer and director.

ISSUANCE OF COMMON STOCK

         During the three months ended September 30, 1996, the Company issued 197,932 shares of its authorized but unissued common stock. The Company issued 22,500 shares valued at $2,400 for services rendered and 175,432 shares valued at $44,168 for debt and accrued interest conversions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the quarter ended September 30, 1996, the Company had no operating revenues. The Company was required to obtain working capital through deposits obtained from sale-leaseback transactions of its instruments. Aggregate amounts received in the second quarter 1997 were approximately $490,125. In addition, the Company's operating payables and accrued liabilities increased approximately $16,289.

         Management continues to find difficulty in raising required working capital. If the company cannot raise working capital the Company will experience a substantial hardship in reducing its operating payables and accrued liabilities.

RESULTS OF OPERATIONS

         The Company to better focus on commercial plans, formed a wholly owned subsidiary, Earth Search Resources, Inc. ("ESR") and on June 1, 1996 hired Brian
C. Savage, formerly director of the investment banking mining group of Nesbitt Burns Securities, Inc. in New York, as president of ESR and Vice President-Resource Development of the Company. Mr. Savage's experience in the mining industry and his investment banking background should provide the Company with significant assistance in developing the commercial side of the business.

         The Company continues to focuses on Kazakstan as a potential mineral active site and is moving forward with its plans to conclude a joint remote sensing mission with the Department of Energy, several national laboratories, several large industrial partners and the Naval Research Laboratory. The mission was originally planned for August of 1996 but delayed at the request of the government of Kazakstan. It has since been rescheduled for June of 1997.

         In June officers of the Company visited Kazakstan to start the field evaluation process related to the mineral concession. In September Earth Search signed a Memorandum of Agreement, non-compete and non-disclosure forms with Falconbridge Ltd. (a $3 billion dollar annual revenue) a mining company headquartered in Ontario, Canada.

         In September Earth Search, Falconbridge, Behre Dolbear and ASIT Corporation spent 7 days on the concession in Kazakstan acquiring data and samples that will allow Earth Search, Falconbridge and Behre Dolbear to formulate a exploration policy for the next 5 years.

         The Company continues to build relationships with the Kazakstani joint stock company SEMTECH. We have just completed a new shareholder agreement that spells out new distribution of equity and revenue from the mineral concession on the Polygon. The Company also is in final preparations for submittal for a complex license on the Polygon Resource concession. The complex license is the critical step needed to perfect the Company's interests in the mineral concession.

         Earth Search recognizes that while Central Asia holds promise of mineral rich deposits, there are risks associated with operating in the former Soviet Union. Accordingly management has taken steps to diversify its exploration activities to other locations worldwide.

         Dr. Larry Lass, University of Idaho teamed with Earth Search Sciences on a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon) to prove the use of hyperspectral imagery for control and eradication of Noxious weed intrusion. The results of that mission enable Earth Search to determine the applicability of Probe 1 technology to this potentially lucrative agricultural market.

         On July 31, 1996, the Company signed a contract with Applied Signal and Imaging Technology, Inc ("ASIT"), to jointly develop software packages that will enable the Company to process the data it collects in near real time. The Company contracted ASIT to develop a proprietary software package that will deliver in the same time frame of our instrument Probe 1.

     The annual meeting of the shareholders of Earth Search Sciences, Inc., was held on October 22, 1996. A Quorum was present and the following persons were approved and elected as directors for the terms provided by the by laws:
Larry F Vance, John W Peel, Brian C Savage, Rory J Stevens and Tami J Story and the appointment of Price Waterhouse LLP as the Company's independent Auditors effective with the fiscal year ended March 31, 1996 was also approved.

         During the first quarter, the Company signed a Creative Research and Development Agreement (CRADA) with the U.S. Army Cold Weather Laboratories and the U.S. Navel Research Laboratories to fly the Navy's HYDICE Hyperspectral instrument over a site in Idaho that because of its robust vegetation mineral history, and water resources, ESSI was closer to utilize as an outdoor laboratory collecting one (1) meter data over mineral, forestry, and water targets that will be used by the Company to develop advancements on our next generation of commercial instruments.

         During the upcoming fiscal year, the Company, if funds are available, will continue NASA research and development together with the development of instruments that will be used in the Company's remote sensing endeavors, and the mineral exploration and environmental fields. The Company is looking to acquire revenue producing companies compatible with our systems approach to remote sensing solutions.

OTHER

         The company is in cooperation with an Idaho Department of Finance inquiry into its transactions with Idaho based investors. Earth Search believes it may have misunderstood certain state regulations in completing transactions with a limited number of Idaho-based investors. The company is uncertain whether the Idaho Department of Finance will file an action against Earth Search Sciences once the inquiry is completed. However, the potential exists that the State of Idaho Department of Finance could file a complaint seeking to prohibit any future such transactions with Idaho investors without first completing a registration. The State's options could also include an order to rescind the transactions made so far. Representatives of the Idaho Department of Finance have raised the potential for challenging certain non-Idaho transactions and have expressed concern regarding certain disclosures by the Company. The Company vehemently objected to such challenges and concerns, and the Company is presently negotiating with the Department and is hopeful that this entire matter can be resolved without adversely impacting the Company.

OUTLOOK

         The milestone payments are current for the delivery of the first Probe 1 instrument which is currently scheduled for the first half of 1997, in time for the scheduled date of the Kazakstani mission.

PART II

                           OTHER INFORMATION REQUIRED


Item 1.             Legal Proceeding                             None

Item 2.             Changes in Securities                        None

Item 3.             Defaults Upon Senior Securities              None

Item 4.             Submission of Matters to a Vote
                           of Security Holder                    None

Item 5.             Other Information                            None

Item 6.             Exhibits and Reports on Form 8-K             None




                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                         EARTH SEARCH SCIENCES, INC.



Date:  November 14, 1996                 /s/ Larry F. Vance
      -------------------                -----------------------------
                                         Larry F. Vance
                                         Chairman