Form 10-Q/A
period 1996-09-30
EARTH SEARCH SCIENCES INC
filed 1997-01-08
CIK 752634

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


               502 North 3rd Street, #8, McCall, Idaho 83638
          (Address of Principal Executive Offices, Including Zip Code)


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

                                   FORM 10-Q/A
                                  (Unaudited)

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


                          EARTH SEARCH SCIENCES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET



                                                                 September 30,       March 31,
                                                                     1996              1996
                                                                  (unaudited)


                                     ASSETS
Current assets:
         Cash                                                     $    46,031        $   670,325
         Prepaid expenses                                                -                  -
                                                                    ---------         ----------
                  Total current assets                                 46,031            670,325
                                                                    ---------         ----------


Property and equipment                                              1,038,308            122,276
Deposit and their assets                                               77,725            129,776
                                                                    ---------         ----------
                  Total assets                                    $ 1,162,064        $   922,377
                                                                   ==========         ==========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Convertible Notes Payable                                    228,798            444,981
         Accounts payable                                             189,847            188,818
         Accrued payroll taxes                                        108,975             34,000
         Accrued interest                                             316,579            314,277
         Customer deposit                                           1,490,125            500,000
                                                                    ---------          ---------

                  Total current liabilities                         2,334,324          1,482,076
                                                                    ---------         ----------

Long-term liabilities:
         Shareholder loans                                             99,590             96,519
         Deferred officers' compensation                              608,329            592,560
         Minority interest                                             90,928             47,130
                                                                    ---------          ---------

                  Total liabilities                                   798,757          2,218,285
                                                                    ---------          ---------

Commitments and contingencies
Stockholders' deficit:
         Common stock $.001 par value; 200,000,000
         shares authorized; 67,941,933 and
         66,551,663 respectively, issued                               67,942             66,551
Additional paid-in capital                                          4,758,768          4,320,920
Deficit accumulated during the development stage                   (6,797,727)        (5,683,379)
                                                                   ----------         ----------
                                                                   (1,971,017)        (1,295,908)

           Total liabilities and stockholders' deficit            $ 1,162,064        $   922,377
                                                                   ==========         ==========

                           EARTH SEARCH SCIENCES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                         For the Three Months         For the Six Months
                                         Ended September 30,          Ended September 30,

                                           1996          1995          1996           1995
                                          ------        ------        ------        -------
Revenue:                                  $    -        $    -        $      -      $      -

Expenses:
         Exploration                         91,135         15,796        121,165         41,961
         Depreciation and
          Amortization                        7,000          4,800         12,000          9,600
         General and
           Administrative                   423,266      1,310,964        940,647      1,435,603
                                         ----------     ----------     ----------     ----------

Loss from operations                       (521,401)    (1,331,560)    (1,073,812)    (1,487,164)

Interest expense                           ( 21,602)       (25,450)       (40,536)       (70,505)
                                         ----------     ----------     ----------     ----------

Net Loss                                $  (543,003)   $(1,357,010)   $(1,114,348)   $(1,557,669)
                                         ==========     ==========     ==========     ==========

Loss Per Common Share:                  $      (.01)   $      (.03)   $      (.02)   $      (.03)
                                         ==========     ==========     ==========     ==========


Weighed average shares
outstanding                              67,843,027     49,995,499     67,495,445     49,995,499
                                         ==========     ==========     ==========     ==========

                          EARTH SEARCH SCIENCES, INC.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            For the Six Months
                                                            Ended September 30,
                                                            1996          1995
Cash flows from operating activities:
Net Income                                                  $(1,114,348)   $(1,557,119)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Common stock issued for services                              92,597              0
   Stock options issued                                               0      1,100,000
   Loss from disposal of fixed assets                                 0              0
   Depreciation and amortization                                 12,000          9,600
   Change in long term other assets                              52,051       (109,776)
   Prepaids, deposits, etc.                                        -               837
   Change in liability accounts                               1,112,372        246,092
                                                             ----------     ----------

Net cash provided by (used in)operating activities              154,672       (310,996)
                                                             ----------     ----------

Cash flow used in investing activities:
  Capitol expenditures                                         (928,032)             0
                                                             ----------     ----------

Net cash used in investing activities                          (928,032)             0
                                                             ----------     ----------

Cash flow provided (used in) financing activities:
  Proceeds from notes payable                                         0        364,340
  Repayment of notes payable                                          0         (2,000)
  Proceed form issuance of shareholder notes payable             60,000              0
  Repayment of shareholder loans                                (56,929)       (52,000)
  Proceeds form issuance of subsidiary common stock             145,995              0
                                                             ----------     ----------

Net cash provided by financing activities                       149,066        310,340
                                                             ----------     ----------

Net decrease (increase)in cash and cash equivalents            (624,294)          (656)

Cash and cash equivalents at beginning of year                  670,325         30,420
                                                             ----------     ----------

Cash and cash equivalents at end of six months              $    46,031    $    29,764
                                                             ==========     ==========

                           EARTH SEARCH SCIENCES, INC
                           A Development Stage Company

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 (unaudited)

CONDENSED FINANCIAL STATEMENTS

     The consolidated statement of financial position as of September 30, 1996, and the consolidated statements of operations for the three and six months ended September 30, 1996 and cash flow for the six months ended September 30, 1996, and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at September 30, 1996. The statements of loss for the three months and six months ended September 30, 1995 and the statement of cash flows for the six months ended September 30, 1995 have been reinstated to reflect adjustments arising from the audit of the Company's financial statements for the year ended March 31, 1996. Such adjustments resulted in recognition for $529,635 in additional expense. These expenses primarily relate to compensation expense incurred from the grant of stock options to certain officers.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjuction with the auditied financial statements and notes thereto included in the Company's form 10-K for the year ended March 31, 1996. The results of operation for the six months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTES PAYABLE

     The Company historially obtained interim working capital by issuing promissory notes with rights of conversion. The terms of these debts instruments are for an initial period of ninety days but renewable every ninety days for one year, and bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the loan amount plus interest into restricted shares of the Company's common stock, subject to the terms in the promissory notes. The Company issued no new promissory notes during the three and six months ended September 30, 1996

CUSTOMER DEPOSITS

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

     In June officers of the Company visited Kazakstan to start the field evaluation process related to the mineral concession. In September Earth Search signed a Memorandum of Agreement, non-compete and non-disclosure forms with Falconbridge Ltd. (a $3 billion dollar annual revenue) a mining company headquartered in Ontario Canada.

     In September Earth Search, Falconbridge, Behre Dolbear and ASIT Corporation spent 7 days on the concession in Kazakstan acquiring data and samples that will allow Earth Search, Falconbridge and Behre Dolbear to formulate a exploration policy for the next 5 years.

     The Company continues to build relationships with the Kazakstani joint stock company SEMTECH. We have just completed a new shareholder agreement that spells out new distribution of equity and revenue from the mineral concession on the Polygon. The Company also is in final preparations for submittal for a complex license on the Polygon Resource concession. The complex license is the critial step needed to prefect the Company's interests in the mineral concession.

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

                                        EARTH SEARCH SCIENCES, INC.



Date: January 7, 1996                   /s/ Larry F. Vance
      ----------------------            ----------------------
                                        Larry Vance
                                        CEO and Director

                                  EXHIBIT INDEX

 EXHIBIT                                                        METHOD OF FILING
---------                                                   -----------------------
     27.       Financial Data Schedule . . . . . . . . . .  Filed herewith electronically

