Form 10-Q
period 1996-12-31
EARTH SEARCH SCIENCES INC
filed 1997-02-18
CIK 752634

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1996
                           Commission File No. 0-19566

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

                                    Yes X    No



As of December 31, 1996, 68,067,448 shares of common stock were outstanding.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                         QUARTER ENDED DECEMBER 31, 1996

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1.   Financial Statements                                        Page

          Consolidated Statement of Financial Position
            as of December 31, 1996 and March 31, 1996.                 1

          Consolidated Statement of Operations for the
            Three and Nine Months Ended
            December 31, 1996 and 1995.                                 2

          Consolidated Statement of Cash Flows for the
            Nine Months Ended December 31, 1996.                        3

          Selected Notes to Consolidated Financial
            Statements.                                                 4

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               5



                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.   Legal Proceedings                                             6

Item 2.   Changes in Securities                                         6

Item 3.   Defaults Upon Senior Securities                               6

Item 4.   Submission of Matters of a Vote of
            Security Holders                                            6

Item 5.   Other information                                             6

Item 6.   Exhibits and Reports on Form 8-K                              6

                           EARTH SEARCH SCIENCES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                                            December 31,        March 31,
                                                               1996               1996
                                   (unaudited)

                                     ASSETS

Current assets:
         Cash                                               $  145,909          $  670,325
         Prepaid expenses                                         -                   -
                                                            ----------          ----------
          Total current assets                                 145,909             670,325



Property and equipment                                       1,651,338             122,276
Deposit and their assets                                       102,738             129,776
                                                             ---------          ----------
          Total assets                                      $1,899,985          $  922,377
                                                            ==========          ==========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Convertible Notes Payable                             199,863             444,981
         Accounts payable                                      186,359             188,818
         Accrued payroll taxes                                 159,301              34,000
         Accrued interest                                      335,900             314,277
         Customer deposit                                    2,490,125             500,000
                                                             ---------          ----------

          Total current liabilities                          3,371,548           1,482,076


Long-term liabilities:
         Shareholder loans                                      99,590              96,519
         Deferred officers' compensation                       671,989             592,560
         Minority interest                                      93,928              47,130
                                                             ---------          ----------

          Total liabilities                                  4,237,055           2,218,285
                                                             ---------          ----------

Commitments and contingencies Stockholders' deficit:
         Common stock $.001 par value; 200,000,000
         shares authorized; 68,067,448 and
         66,551,663 respectively, issued                        68,067              66,551
Additional paid-in capital                                   4,779,443           4,320,920
Deficit accumulated during the development stage            (7,184,580)         (5,683,379)
                                                            ----------          ----------
                                                            (2,337,070)         (1,295,908)

          Total liabilities and stockholders' deficit       $1,899,985          $  922,377
                                                            ==========          ===========



                           EARTH SEARCH SCIENCES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                              For the Three Months                For the Nine Months
                                               Ended December 31,                  Ended December 31,

                                               1996           1995                 1996           1995
                                             ---------      ---------           -----------    -----------

Revenue:                                     $    -         $   6,332           $     -        $     6,332

Expenses:
         Exploration                             1,749         27,972               122,914         69,933
         Depreciation and
           Amortization                          7,000          5,200                19,000         14,800
         General and
           Administrative                      358,158        439,548             1,298,805      1,875,151
                                               -------       --------           -----------    -----------

Loss from operations                          (366,907)      (466,388)           (1,440,719)    (1,953,552)

Interest expense                               (19,946)       (20,845)              (60,482)       (91,350)
                                              --------       --------           -----------    -----------

Net Loss                                     $(386,853)     $(487,233)          $(1,501,201)   $(2,044,902)
                                             =========      =========           ===========    ===========

Loss Per Common Share:                       $    (.01)     $    (.01)          $      (.02)   $      (.04)
                                             =========      =========           ===========    ===========


Weighed average shares
outstanding                                 68,004,720     50,909,773            67,909,224     50,300,257
                                            ==========     ==========           ===========     ==========

                           EARTH SEARCH SCIENCES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Nine Months
                                                                     Ended December 30,
                                                                 1996               1995
                                                                 ---------      -----------
Cash flows from operating activities:
  Net Income                                                     $(1,501,201)   $(2,044,902)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Common stock issued for services and
    interest expense                                                 105,724        256,530
  Compensation expense related to
    Stock options issued                                                -         1,100,000
  Depreciation and amortization                                       19,000         14,800
   Change in long term other assets                                   27,038       (129,776)
   Prepaids, deposits, etc.                                             -               837
   Change in liability accounts                                    2,214,019        324,052
                                                                  ----------    -----------

Net cash provided by (used in) operating activities                  864,580       (478,459)
                                                                  ----------    -----------

Cash flow used in investing activities:
  Capitol expenditures                                            (1,548,062)        (8,225)
                                                                  ----------    -----------

Net cash used in investing activities                             (1,548,062)        (8,225)
                                                                  ----------    -----------

Cash flow provided (used in) financing activities:
  Proceeds from notes payable                                           -           506,740
  Repayment of notes payable                                            -            (9,062)
  Proceeds from issuance of shareholder
    notes payable                                                     60,000           -
  Repayment of shareholder loans                                     (56,929)       (67,500)
  Proceed form issuance of shareholder notes payable
  Repayment of shareholder loans                                        -            87,500
  Proceeds form issuance of common stock                                -           (15,000)
  Purchase of treasury stock
  Proceeds from sale of treasury stock                                  -            16,000
  Proceeds from issuance of subsidary common stock                   155,995           -
                                                                  ----------    -----------

Net cash provided by financing activities                            159,066        518,678
                                                                  ----------    -----------

Net (decrease) increase in cash and cash equivalents                (524,416)        31,994

Cash and cash equivalents at beginning of year                       670,325         30,420
                                                                  ----------    -----------


Cash and cash equivalents at end of period                       $   145,909    $    62,414
                                                                 ===========    ===========



                           EARTH SEARCH SCIENCES, INC
                           A Development Stage Company

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (unaudited)

CONDENSED FINANCIAL STATEMENTS

         The consolidated statement of financial position as of December 31, 1996, and the consolidated statements of operations for the three and nine months ended December 31, 1996 and cash flow for the nine months ended December 31, 1996, and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at December 31, 1996. The statements of loss for the three months and nine months ended December 31, 1996 and the statement of cash flows for the nine months ended December 31, 1996 have been restated to reflect adjustments arising from the audit of the Company's financial statements for the year ended March 31, 1996. Such adjustments resulted in recognition for $ 505,805 in additional expense. These expenses primarily relate to compensation expense incurred from the grant of stock options to certain officers.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto in the Company's form 10-K for March 31, 1996. The results of operation for the nine months ended December 31, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTES PAYABLE

         The Company obtained interim working capital by issuing promissory notes with rights of conversion. The terms of these debts instruments are for an initial period of ninety days but renewable every ninety days for one year, and bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the loan amount plus interest into restricted shares of the Companys common stock, subject to the terms in the promissory notes.

CUSTOMER DEPOSITS

         The  Company  has  received  $  2,490,125   in  deposits   through  its
subsidiaries for the sale of two airborne hyperspectral scanners which are currently in production. These instruments are expected to be leased back to the Company in "sale/leaseback" transactions. To date, the terms of the agreements have not been formalized. As such, the deposits have been recorded as a current liability at December 31, 1996.

LOSS PER COMMON SHARES

         Loss per common share is based on the weighted average number of shares outstanding during each period.

ADVANCE FROM SHAREHOLDERS

         The Company has continued in existence through the use of advances from shareholders, primarily an officer and director of the Company and Universal Search Technology owned by that same officer and director.

ISSUANCE OF COMMON STOCK

         During the three months ended December 31, 1996, the Company issued 125,000 shares of its authorized but unissued common stock valued at $13,800 for services rendered.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

         During the quarter ended December 31, 1996, the Company had no operating revenues. The Company was required to obtain working capital through deposits obtained from sale-leaseback transactions of its instruments. Aggregate amounts received in the third quarter 1997 were approximately $ 1,000,000. In addition, the Company's operating payables and accrued liabilities increased approximately $ 66,159.

         If the Company cannot continue to raise working capital from the issuance of common stock and/or notes the Company will experience a substantial hardship in reducing its operating payables and accrued liabilities. Management continues to find difficulty in raising required working capital.

         During much of the last half of 1996, the Company Officers had their attentions diverted by an Idaho Department of Finance investigation of the Company's securities transactions. Although the Company worked diligently to convenience the Idaho Department of Finance that the allegations being made were groundless, the Company and the State ultimately reached an impasse.

         In January, 1997, the Company filed suite against the State asking for a declaratory judgement that the Company had not violated certain provisions of the Idaho Security Act, and the State filed suit against the Company alleging such violations. See Item 1. Legal Proceeding.

         The State's investigators have contacted many shareholders and others who do business with the Company in an effort that appears, in the Company's opinion, aimed at damaging or destoring the Company. Fortunately for the Company, most of the people contacted by the State have reported these contacts to the Company and have reaffirmed their support for the Company.

         The State's investigation and the subsequent law suit have, however, delayed finalization of the definitive Sale/Lease back agreement with the customer who is funding the manufacturing of the two (2) Probe1's. That customer presently owes the Company for past due progress payments. The Company continues to carry on discussions with the customer and believes that the customer will make the past due payments. The Company has received notice from the manufacture of the Probe1's that the Company will be in default of its obligations if it does not make a progress payment by March 24, 1997. If the customer fails to pay the past due amount, the Company will be forced to turn to other sources for that paymentor default in its obligation to the manufacture. Such a default could result in cancellation of the Probe1 delivery contracts, which could materially adversely affect the ability of the Company to survive.

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

     The Company calls special attention to the attributes of its long term working relationship with NASA/JPL as it pertains to hyperspectral imaging technology development. NASA/JPL has provided significant guidance to Earth Search Sciences as the Company has proceeded with the design and development of its own proprietary instrument for commercial applications, the Probe 1. Through a Space Act Agreement, Earth Search was able to participate in NASA missions which utilized the NASA Airborne Visible and Infrared Imaging Spectrometer (AVIRIS). It was through this involvement that Earth Search was able to gain an appreciation of the applications of this technology for natural resources development and environmental assessment. Subject to the availability of funding, the Company expects to continue NASA research and development initiatives in 1997. The Company is looking to acquire revenue producing companies compatible with our systems approach to remote sensing solutions. The near term focus will include careful screening of acquisition candidates through strategic alliances. Subject to the availability of funding and the strength of the Company's financial position, those alliances could become acquisitions.

         The Company continues to focus on Kazakstan as a potential mineral active site and is moving forward with its plans to conclude a joint remote sensing mission with the Department of Energy, several national laboratories, several large industrial partners and the Naval Research Laboratory. The mission was originally planned for August of 1996 was delayed at the request of the Government of Kazakstan. It has since been rescheduled for June/July 1997.

         During the fiscal year ended March 31, 1996, the Company negotiated a concession license to develop hydrocarbons and minerals in Kazakstan and formed a team. The team includes the Company and contractors: Battelle/PNNL and the Department of Energy's AMPS program. In addition to the concession, the Company acquired a twenty percent (20%) ownership from Scientech in a Kazakstan Joint Stock Company, SEMTECH, and commenced the acquisition of a complex mining license.

         Falconbridge, Limited (approximately $2.5 billion Canadian annual revenue mining company) has signed a memorandum of agreement to explore and develop the base metals on the Polygon (Kazakstan). Falconbridge has provided assistance to Earth Search in meeting the terms and conditions of the new Kazakstan mining laws that require that a major mining company be part of any team that seeks to develop Kazakstan's mineral resources. The mission has been reschedule for the June/July 1997 time frame.

         In September Earth Search, Falconbridge, Behre Dolbear and ASIT Corporation spent 7 days on the concession in Kazakstan acquiring data and samples that will allow Earth Search, Falconbridge and Behre Dolbear to formulate a exploration policy for the next 5 years. The Behre Dolbear report evaluating the collected data suggests the presence of very significant potentially viable properties within the Polygon.

         The Company continues to build relationships with the Kazakstani Joint Stock Company SEMTECH. We have just completed the new shareholder agreement that spells out new distribution of equity and revenue from the mineral concession on the Polygon. The Company also has submitted a complex license application on the Polygon resource concession to the Kazakstan Ministry of Geology. Earth Search is awaiting the results of the Ministry of Geology's evaluation of the application. Management will keep shareholders informed as these events progress. The current size of the Polygon concession is substantial and Earth Search continues to negotiate with other license holders for additional territory on and adjacent to the Polygon.

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

         During the first quarter, the Company signed a Creative Research and Development Agreement (CRADA) with the U.S. Army Cold Weather Laboratories and the U.S. Navel Research Laboratories to fly the Navy's HYDICE Hyperspectral instrument over a site in Idaho that because of its robust vegetation mineral history, and water resources, ESSI selected the site utilization as an outdoor laboratory collecting one (1) meter data over mineral, forestry, and water targets that will be used by the Company to develop advancements on our next generation of commercial instruments.

         Dr. Larry Lass, University of Idaho teamed with Earth Search Sciences on a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon) to prove the use of hyperspectral imagery for control and eradication of Noxious weed intrusion. The results of which will enable Earth Search to determine the Applicability of Probe 1 technology to this potentially lucrative agricultural market

PART II

                           OTHER INFORMATION REQUIRED

     Item 1. Legal Proceeding: On January 10, 1997, the Company filed a declaratory relief action against the Idaho Department of Finance in the District court of the Fourth Judicial District of the State of Idaho, in and for the County of Valley, Civil No.CV-97-000C. The Company's declaratory relief action seeks a declaration from the court that the Company did not violate the Idaho Securities Act with regard to certain transactions taking place subsequent to April 1, 1994. The Company's declaratory relief action was filed in response to repeated threats by the Department that it would file suit against the Company.

         On January 10, 1997, the Department of Finance filed suit against the Company and its Chairman, Larry Vance, in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil No. CV OC 9700155D. The Department's complaint set forth five counts, alleging that the Company and Mr. Vance (1) sold unregistered securities to Idaho and non-Idaho residents in violation of Idaho law, (2) acted as broker-dealer or securities salesmen without having registered as such, (3) made untrue statements of material facts in violation of the Idaho antifraud law, (4) by making said untrue statements of material facts, engaged in a practice which operates as a deceit upon persons, and (5) distributed press releases and other written literature without filing same with the Director of the Idaho Department of Finance in violation of the Department's rules.

         The Department's complaint seeks the following relief: (A) a declaration that the Company and Mr. Vance have violated Idaho law, (B) entry of a permanent injunction enjoining the Company and Mr. Vance from violating Idaho law, (C) entry of a permanent injunction prohibiting the Company and Mr. Vance from claiming the availability of, using or offering or selling securities, under any exemptions under Idaho law without seeking the prior written consent of the Director of the Department, (D) an order requiring the Company and Mr. Vance to make an offer of rescission to all persons who purchased or received securities sold by the Company or Mr. Vance in violation of Idaho law, (E) an order requiring the Company and Mr. Vance to pay a penalty of $10,000 for each violation of Idaho law, and (F) an award to the State of its attorneys fees and costs.

         With respect to sales of securities violation of the registration requirements of Idaho law, the Company believes it may have misunderstood certain state regulations in completing transactions with a limited number of Idaho-based investors. The Company is preparing to offer approximately 19 Idaho residents offers of rescission which, if accepted by all offerees, would costs the Company an aggregate of $143,540. The Company does not believe it violated the laws of any other state or any federal laws and regulations, and vehemently denies all other allegations made in the Department's complaint.

         The Company in particular intends to vigorously oppose the Department on the issue of whether the Company has made any untrue statements of material facts. The Department included seven specific allegations of untrue statements in its complaint. The Department's allegation and the Company's response are set forth below:


     DEPARTMENT ALLEGATION                             COMPANY RESPONSE

A.   Defendants represented to offeree                 The Company has never denied that it pays
     and/or investors that principal corporate         compensation to Dr. Peel and it has accrued
     officers did not receive compensation for         compensation for Mr. Vance that will be
     services rendered, when it fact,                  paid only when the Company generates
     compensation was received by principal            revenues.  All information regarding officer
     corporate officers.                               compensation has been properly disclosed
                                                       in the Company's SEC filings and in the
                                                       Company's audited financial statements.

B.   Defendants represented to certain                 The Company's 10-K's, 10-Q's,
     offeree and/or investors that ESSI owned          shareholder letters and press releases
     certain remote sensing equipment, when in         accurately reflect that state of development
     fact, ESSI owned no such equipment.               and the Company's ownership interest in
                                                       the ESSI Probe 1 instrument.  In fact, the
                                                       Company has filed a copy of its contract
                                                       with Integrated Spectronics for the
                                                       manufacture and acquisition of ESSI Probe
                                                       as an exhibit to its Form 10-K for the
                                                       year ended March 31, 1996.

C.   Defendants represented to offeree                 The Company has properly disclosed the
     and/or investors that they had contracts          existence and nature of all of its material
     with major well-known corporations and            contracts, and has never misrepresented the
     suggested that such contracts would be            revenue potential of these contracts.  The
     revenue producing, when in fact, such             Company's financial statements and filings
     contracts were not revenue producing.             with the SEC accurately reflect the only
                                                       revenues received by the Company to date
                                                       (from one of such contracts).

D.   Defendants represented to offeree                 In response to their allegation, the Company
     and/or investors that they would have the         only converted promissory notes with the
     right to convert promissory notes into            prior consent or knowledge of investor.  In
     stock, when in fact, promissory notes were        fact, the Company has signed authorization
     automatically converted to stock without the      for all conversions. Earth Search has asked
     prior consent or knowledge of investors.          the Department of Finance to justify the
                                                       basis of this allegation. The Department
                                                       of Finance has failed to provide any evidence
                                                       which supports its allegation.

E.   Defendants represented to offeree                 The Company does not understand the
     and/or investors that ESSI owned subsidiary       Department's allegation regarding
     companies, however, no disclosures                subsidiaries. The Company's financial
     regarding said companies were in financial        statements and SEC filings properly disclose
     documents or SEC filings.                         all material subsidiaries and their respective
                                                       business activities, if any.

F.   Defendants represented to offeree                 The Company has properly disclosed its
     and/or investors that ESSI "holds a majority      interest in the Kazakstan joint stock
     equity interest in the mineral concession in      company SEMTECH and SEMTECH's possession
     a region of Kazakstan" where Defendants           of a mineral concession for the Polygon
     claim there is a "remarkable concentration        region of Kazakstan.  The Company quoted
     of potentially viable precious and base           from a report prepared by Behre Dolbear &
     metals properties," when in fact, ESSI does       Company, independent consultants, regarding
     not have any binding agreement giving it a        the potential quality of the mineral
     majority equity interest in a mineral             deposits in the Polygon region, and has
     concession in Kazakstan.                          made no representation to anyone concerning
                                                       the presence or nature of mineral reserves
                                                       in the Polygon region. The Company recognizes
                                                       that doing business in Kazakstan entails a
                                                       higher degree of unpredictability and  risk
                                                       than doing business in the United States or
                                                       other, more developed nations. The Company
                                                       has disclosed its concerns about the risk
                                                       profile most recently in its Form 10-Q for
                                                       the quarter ended September 30, 1996.

G.   Defendants represented to offeree                 The Company never represented in any of
     and/or investors that ESSI acquired Lamb          its SEC filings that it closed the acquisition
     Associates, Inc., an engineering and              of Lamb Associates, Inc.  The Company had a
     technical services firm, when in fact,            binding agreement to purchase Lamb Associates,
     ESSI did not acquire Lamb Associates, Inc.        Inc., but never obtained the financing
                                                       necessary to close the transaction. All of
                                                       this was fully disclosed in the Company's
                                                       SEC filings, including most recently in
                                                       the Company's Form 10-K for the year ended
                                                       March 31, 1996. In January 1996, the Company
                                                       and William Lamb renegotiated the transaction
                                                       documents to accommodate a closing without
                                                       financing. Mr. Lamb issued a press release
                                                       at the time of the renegotiation indicating
                                                       that the transaction would be closing. The
                                                       Company withdrew its offer to close the
                                                       transaction when it learned that Lamb
                                                       Associates' revenues and earnings were less
                                                       that had been projected by Lamb Associates.
                                                       The Company never misrepresented the nature
                                                       of the Lamb Associates transaction.

     The Company is very disappointed that the Department has chosen to file its complaint. The Company requires financing to complete the development and implementation of its business plan. There can be no assurance given the existence of the complaint that the Company will obtain the required financing.

         The Department had offered to settle the complaint on terms that would have required the Company to admit that it had unmade untrue statements of material facts. The Board of Directors of the Company considered the offer of settlement but rejected it because the admission would have potentially undermined the Company's credibility. During the pendency of the Department's lawsuit, the Company intends to defend its credibility vigorously, and to try its hardest to conduct business as though the complaint does not exist.

     Item 2.        Changes in Securities                         None

     Item 3.        Defaults Upon Senior Securities               None

     Item 4.        Submission of Matters to a Vote
                      of Security Holder                          None

     Item 5.        Other Information                             None

     Item 6.        Exhibits and Reports on Form 8-K:
                         Filed a Form 8-K on July    11, 1996
                         Filed a Form 8-K on December 6, 1996
                         Filed a Form 8-K on January 15, 1997


                                SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                           EARTH SEARCH SCIENCES, INC.



Date:  February 14, 1997                             /s/ Larry F. Vance
      ----------------------------                   ------------------
                                                     Larry Vance
                                                     Chairman and Director

                                 EXHIBIT INDEX

 EXHIBIT                                                  METHOD OF FILING
----------                                             ----------------------

     27.       Financial Data Schedule . . . . . .     Filed herewith electronically
