Form 10-K/A
period 1997-03-31
EARTH SEARCH SCIENCES INC
filed 1997-07-16
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934 For the transition period from __________ to
         ---------

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

     Aggregate market value of Common Stock held by nonaffiliated of the Registrant at March 31, 1997 $27,470,367. For purposes of this calculation, officers and directors are considered affiliates.

   Number of shares of Common Stock outstanding at March 31, 1997: 70,256,693


This Form 10-K consists of 43 pages.

                                TABLE OF CONTENTS

Item of Form 10-K                                                     Page

PART I   .............................................................  3

Item 1 -        Business    ..........................................  3
Item 2 -        Properties   ......................................... 10
Item 3 -        Legal Proceedings   .................................. 10

Item 4 -        Submission of Matters to a Vote of
                Security Holders  .................................... 11

Item 4(a)       Executive Officers of the Registrant.................. 11

PART II. ............................................................. 13

Item 5 -        Market for the Registrant's Common
                Equity and Related Shareholder Matters      .......... 14
Item 6 -        Selected Financial Data   ............................ 14
Item 7 -        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  .............. 14
Item 8 -        Financial Statements and Supplementary Data .......... 18
Item 9 -        Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure ............ 18

PART III ............................................................. 19

Item 10 -       Directors and Executive Officers of the Registrant.... 19
Item 11 -       Executive Compensation    ............................ 19
Item 12 -       Security Ownership of Certain Beneficial Owners and
                  Management      .................................... 19
Item 13 -       Certain Relationships and Related Transactions ....... 19

PART IV  ............................................................. 20

Item 14 -       Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K       .................................. 20

SIGNATURES        .................................................... 22

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

         The Company has been in a research and development posture since its inception, and has reported immaterial revenues. The Company and its chairman, Larry Vance, have spent the last ten years developing an airborne remote sensing capability that can be economically configured into both governmental and commercial projects. The Company initially sought to utilize United States Government proprietary airborne remote sensing technology to identify sites with potential economically recoverable mineral deposits. The Company intended to use the remote sensing data as a means of limiting the universe of available mining sites in a given region. The Company anticipated doing further investigative work on the identified sites, taking a land or mineral interest in promising sites and thereafter either developing the sites into mines independently or seeking a joint venture partner or mining entity to develop the site.

         The Company has developed a two-prong strategy to convert from a research and development company to an operating company. With the experience of Dr. John Peel, the Company's CEO, the Company has a strong base from which to develop remote sensing business aimed at the United States Government sector of customers, principally with respect to the use of remote sensing in identifying environmental exposures and aiding the Government in designing economical remediation programs. Unfortunately, the funding uncertainties at most Governmental agencies and defense contracting firms has hampered development of this prong of the Company's strategy.

         The second prong of the Company's strategy involves development of commercial opportunities involve remote sensing, particularly in the mining area. To better focus the Company's commercial plans, the Company formed a wholly owned subsidiary, Earth Search Resources, Inc. ("ESR") and on June 1, 1996, hired Brian C. Savage, formerly director of the investment banking mining group of Nesbitt Burns Securities, Inc., in New York, as president of ESR and Vice President-Resource Development of the Company. Mr. Savage's experience in the mining industry and his investment banking background should provide the Company with significant assistance in developing the commercial side of the business. The Company has further consolidated and strengthened its natural resources exploration and production capabilities with the April 9, 1997 appointment of Mr. Savage as President of Earth Search Sciences. Mr. Savage has over 17 years of experience in all aspects of the mining industry including mine operations, management, engineering, mining software specialist, and corporate finance specialist including equity financing, project financing, gold loans, production payments, public debt financing, financial advisory, general corporate banking and investment banking. Mr. Savage has been involved in more than $10 billion of debt and equity financing for the mining companies. While with Nesbitt Burns Securities in New York Mr. Savage held the position of director investment banking mining group. Mr. Savage's experience also includes serving in the position of director, mining and metals for Bank of Montreal where his responsibilities included business development in the United States. Mr. Savage earned a bachelor of science degree in mining engineering and a master of science degree in mineral economics from the Colorado school of mines. Mr. Vance remains chairman, and Dr. Peel remains CEO.

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

         On April 12, 1991, the Company commenced entering into semiannual agreements with NASA to participate in the VIP program to utilize the specialized resources and sensing technology of NASA to the goal of commercialization. The agreements allowed the Company access to NASA's sophisticated facilities that are capable of a full range of remote sensing activities. Pursuant to the agreement NASA supplied administrative and technical support and the Company was responsible for the expenses and costs of the project .The Company has gained several years experience in the hyperspectral field under this agreement. The mission of JPL/NASA is to conduct high risk, proof of principle investigations and release the findings to the general public through programs such as the VIP and Space Act Agreement. Industry participants must submit a scientific project of merit for evaluation by NASA. The non proprietary , non exclusive data resulting from NASA's investigations can be utilized by private industry in their own decision making process regarding the development of commercial hyperspectral imaging technologies. Earth Search Sciences, in its early stages of development utilized cost shared hyperspectral image collections from the NASA/ JPL AVIRIS instrument to provide proof of principle images to its managers and directors during the decision making process over the issue of whether or not to proceed with the development of the company's own proprietary, privately funded instrument, Probe 1.

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

CURRENT BUSINESS PLAN

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

         The key to accessing these market opportunities remains the miniaturization of the remote sensing technology and usage of the technology on an economical basis. The Company plans to continue its efforts to miniaturize and downsize the technology with continued economic improvements in the operation and maintenance of the sensor the ultimate objective.

         Earth Search Sciences, Inc. and Integrated Spectronics Pty Ltd. have jointly developed a remote sensing instrument, the ESSI Probe 1, that spectrally measures the reflectance of the sun from the earth and is considered one of the most advanced hyperspectral instruments in the world. The Company and Integrated Spectronics have signed a series of agreements to engineer, develop and manufacture sensors as needed for each market that the Company contemplates entering.

         Earth Search Sciences has developed a financial strategy, and through that strategy has begun to acquire the necessary capital for the purchase of its own miniaturized hyperspectral remote measurement instrument, ESSI Probe 1. The financial strategy is centered around the direct funding of the manufacture of ESSI's own sensor design by existing qualified Earth Search Sciences shareholders familiar with the company's business strategy. The manufacture of the Probe1 sensor is to be accomplished through the strategic alliance that the Company has been developing since 1994 between Integrated Spectronics Pty. Ltd.

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

         On June 1, 1997,the company took delivery of one of three Probe 1 instruments currently on order . This instrument has been installed in a Naval research Laboratory P-3 aircraft as part of a deployment to Kazakstan in Central Asia for a U.S. Government/ Earth Search Sciences cost shared scientific mission sponsored by the U.S. Department of Energy, Battelle Pacific Northwest National Laboratory (PNNL), The Remote Sensing Laboratory-Las Vegas, Nevada, and Sandia National Laboratory. Economic development issues, including natural resources mapping and environmental surveillance are being addressed as part of the mission.

         The Company also believes that the recent appointment of Brian Savage as President of Earth Search will strengthen the Company's ability to develop the commercial side of the business and enhance the Company's ability to access funds to fulfill the business plan. Mr. Savage has been representing Earth Search's interests in Central Asia and is currently participating in the joint scientific mission to Kazakstan sponsored by the Department of Energy with Battelle Pacific Northwest National Laboratories, The Remote Sensing Laboratory
(RSL)-Las Vegas, Nevada, and Sandia National Laboratory, and the Naval Research Laboratory. The mission is scheduled from June 19, 1997 to July 5, 1997. Earth Search will collect imagery with its Probe-1 instrument that is currently flying aboard the Naval Research Laboratory's P-3 aircraft. The imagery will be utilized by Earth Search and its Kazakstani partner, SEMTECH for natural resources mapping. This represents the first deployment of the Probe 1 instrument for commercial purposes.

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

         Falconbridge, Limited and Earth Search have also signed a letter of intent to form a new company whose mission is exploration and development of resource opportunities. The relationship continues to develop within the stated conditions of the letter.

         During the fiscal year ended March 31, 1996, the Company negotiated a concession license to develop hydrocarbons and minerals and formed a team for a mission to Kazakstan in 1996. The team includes the Company and contractors:
Battelle/PNNL and the Department of Energy's AMPS program. A letter from the Kazakhstan Ministry of Science and New Technologies has been received by the U.S. State Department addressed to the Secretary of Energy. This letter invites Earth Search Sciences, its contractors and Department of Energy to perform the mission. In addition to the concession license the Company has acquired a twenty percent (20%) ownership in Semtech from Scientech and commenced the acquisition of a complex mining license. The Company is negotiating with a large mining company that has international holdings. Prior to March 31, 1997, John Peel, CEO of Earth Search Sciences, Brian Savage, President of Earth Search Sciences and Bill Farrand, senior remote sensing geologist from Applied Signal and Image Technology visited prospective (candidate) sites for field exploration. Mineralization was found and ore samples were collected for laboratory examination. The extent of mineralization is unknown at this time. Ground truthing of seven acres was performed in support of the contemplated AMPS flyover.

         Earth Search Sciences engaged Behre Dolbear & Company, Inc. to undertake property examination of the Polygon in September 1996. Behre Dolbear's commission was among other things to (I) conduct a site visit, visit and sample mineral properties occurring within the Polygon; (ii) determine their economic potential; and (iii) develop an exploration program which would bring the properties to a prefeasibility level of confidence. The site visit was made during the period of September 20 through September 28, 1996. Behre Dolbear submitted its findings in a report titled "Review of the Mineral Potential of the former Semipalatinsk Test Site Eastern Kazakstan" dated November 1996. While this report remains "Company Confidential", based upon its visit to 15 prospects, Behre Dolbear believes that the Polygon represents a remarkable concentration of potentially viable precious and base metal properties. The true economic potential of the Polygon remains unknown pending exploration of the area. There are no known bodies of commercial ore on any of the above referenced mineral exploration properties and the activities of ESRL will constitute an exploratory search for ore. Any exploration or development activities are contingent upon the receipt of licenses in proper form.

         Earth Search through a Kazakstani Joint Stock Company, Semtech, (which it wons 20% of) submitted a license application covering the entire area of the Polygon in November 1996. Semtech was formed to assist in the transfer of peaceful nuclear technology, provide remote sensing expertise, and to develop mineral deposits on the former Semipalatinsk following the break-up of the Soviet Union, control of all operations on the territory of the former Semipalatinsk Nuclear Test Site known as the Polygon was given to the National Nuclear Center of the Republic of Kazakstan (NNC). "Decree of the Cabinet Ministers of the Republic of Kazakstan No. 44" dated January 7, 1994 granted the NNC certain priority rights including the right to utilize and manage the mineral rights within the Polygon. The NNC subsequently transferred certain exclusive rights through Semtech, a joint stock company organized under the laws of Kazakstan, to Earth Search, who owns 20% of Semtech including (I) Access to the data available to the NNC regarding the Polygon connected with commercial development of minerals, oil, gas and coal except for objects already found or currently being exploited; and (ii) The rights of the NNC to explore, develop and mine mineral resources within the borders of the Polygon, except objects already found or currently being exploited. The only exclusions are a producing coal mine and an exploration and developmental license that is believed to be for Molybdenum. At the same time Earth Search Sciences submitted its license application, it was made known that several licenses were granted on the Polygon territory. These licenses were granted without the approval of the NNC. Semtech submitted its license application on December 4, 1996 exercising the NNC's priority rights to mineral exploration on the Polygon. Earth Search Sciences and Semtech determined that attempting to negotiate mutually satisfactory agreements was a better alternative than taking legal action. During January and February 1997, the Company, through Semtech negotiated letter of intent agreements with three of the four licensees and submitted an application for the Balykshy area, which is outside the Polygon area. Two of the agreements resulted in the intent to form joint ventures and the third agreement resulted in the intent to acquire four (4) individual licenses held by the same company.

         During the fiscal year ended March 31, 1996, the Company has signed a Co-operative Research and Development Agreement (CRADA) with the Department of Energy's Pacific Northwest National Laboratories and the Battelle Corporation. The Agreement allows the Company a very strong research and development partner who also provides capital for sensor research and development and technology transfer. This cost sharing philosophy keeps with the ESSI strategy to minimize our research and development costs. To date, Earth Search has paid and expensed all costs associated with its cost share obligations as they pertain to supporting the June 1997 mission to Kazakstan.

         The Company is in the process of forming  Earth Search  Resources  Ltd.
(ESRL), an Ontario, Canada mineral exploration company who, through its subsidiaries and affiliates, will engage in locating, evaluating, acquiring, exploring, and if warranted, developing mineral properties in Kazakstan. Upon completion of the formation of ESRL, ESRL through Semtech, will register 3 mineral exploration and development joint ventures ("Joint Ventures") that will hold 7 mineral exploration licenses and 1 mineral exploration and development license. Semtech is also in the process of negotiating with Botamoynak, a Kazakstani company that holds a mineral exploration license covering a large portion of the Polygon. The 3 Joint Venture Companies that will be submitted to the Ministry of Justice for Registration are Polygon Resources, LLP; Besshoky, LLP; and SemGeo, LLP. Semtech will be the licensee for 6 of the 8 mineral exploration licenses that are awaiting final ratification by the Government of the Republic of Kazakstan (the "Government"). The other 2 licenses have already been ratified by the Government and are currently held separately by 2 Kazakstani companies. Each of these licenses will be transferred to its respective Joint Venture Company upon the completion of the legal registration of each company.

         The Company intends for ESRL to fund the Company's expected commitments of approximately $20,000,000 over the next several years relating to the Kazakstan venture. The Company anticipates that most of this funding will come from a mining company or companies and from a private placement of securities of ESRL. There can be no assurance that the Company will succeed in raising the required capital.

         The Company has taken steps to develop its infrastructure and expertise independently or obtain access to it through teaming agreements or strategic alliances.

         On January 16, 1997, the Company signed an agreement with California Microwave Inc. (CMI) and Applied Signal and Image Technology Inc. (ASIT). California Microwave is a leader in wireless and satellite communications. CMI Airborne Systems Integration Division will provide a dedicated aircraft for the joint project, ASIT will provide the software and hardware for the processing of all data and ESSI will provide the Probe 1 sensor. The first mission will be to display the aircraft, software and hardware and the sensor the Third International Airborne Remote Sensing Conference and Exhibition in Copenhagen, Denmark, July 7-10, 1997.

         The Company also believes that a merger with or acquisition of one or more companies may be the most expeditious and cost-effective way to achieve the goals of commercializing the remote sensing technology and converting the Company to an operating, revenue-producing entity. A merger or acquisition would provide the Company with a revenue base and with more immediate access to prospective users of remote sensing technology. The Company would not rule out the creation of a joint venture or "newco" as part of this strategy.

         The Company had attempted to acquire a revenue producing entity that could enhance the Company's remote sensing business prospects, and in fact signed a definitive agreement on June 30, 1995 to acquire all of the capital stock of Lamb Associates, Inc. ("LAI"), an established engineering and technical services company with a strong U.S. Government contracting practice. The definitive agreement was contingent on, among other things, receipt by the Company of financing or equity capital to fund the acquisition. At one point in time, the Company and William Lamb believed they had closed the transaction in a restructured format. However, the restructured format proved fragile and ultimately, on July 11, 1996, the Company and the LAI Shareholders broke off discussions concerning the restructuring of the definitive agreement. There were three principle reasons for this decision. First, the needs of the LAI shareholders to receive cash were incompatible with the Company's inability to raise funding to acquire LAI, second, the profitability of LAI declined somewhat due to the present uncertainty surrounding Government contracting, and third the personal requirements of Mr. Lamb for free trading shares were unacceptable.

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

EMPLOYEES

         As of March 31, 1997, the Company had 3 full-time employees: Larry F. Vance, Chairman and John W. Peel, III, Chief Executive Officer, and Brian Savage, President. Also the Company retains Tami J. Story, Company Secretary, as a full-time administrative and support person on an independent contractor basis.

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

         As part of the Company's involvement in Kazakstan, the Company has acquired office space in the Kazakstan city of Kurchatov in March of 1997, consisting of two buildings for $1,700 in cash. Kurchatov is located near the Polygon and is linked to the capital city of Almaty by air through Kazakstan Airlines which offers scheduled air service between Semipalatinsk and Almaty three times per week. The buildings are directly across from each other. Building number one is 30 meters by 60 meters or 1800 sq. meters. Building number two is 60 meters by 90 meters or 5400 sq. meters. Both buildings are in need of remodeling and new construction to bring them into local code compliance. Conversion of the facility to the Kazakstan headquarters of Earth Search is expected to cost $150,000. Work will commence as funding becomes available to the Company. Since the cessation of the existence of the USSR and the curtailment of nuclear testing, facilities in Kurchatov have significantly deteriorated. Once a city of 50,000 in population, Kurchatov now hosts approximately 10,000 residents; most underemployed or unemployed. Skilled technical workers are available in both Kurchatov and Semipalatinsk. These professionals will be of great assistance in any mineral development activities.

ITEM 3.  LEGAL PROCEEDINGS

         On January 10, 1997 , the State of Idaho Department of Finance sued earth Search Sciences, Inc. and Larry F. Vance for alleged violations of the Idaho Securities Act. The lawsuit is pending in the District Court for the Fourth Judicial District of the State of Idaho, Ada County, CV OC 9700155D. In the lawsuit, the State contends that ESSI and Mr. Vance violated Idaho law by making sales of unregistered securities without a license and with no applicable exemption. In addition, the State contends that ESSI and Mr. Vance violated the antifraud provision of the Idaho Securities Act by making untrue statements of material facts. The alleged untrue statements include (I) misrepresentations regarding the lack of compensation paid to certain officers; (ii) misrepresentations regarding the ownership by ESSI of remote sensing equipment;
(iii) misrepresentations regarding revenue producing contracts that did not materialize or produce revenues; (iv) misrepresentations regarding the rights of investors to convert promissory notes to stock; (v) misrepresentations regarding the nature of ESSI's interest in the mineral concession in Kazakstan; and (vii) misrepresentations regarding the acquisition by ESSI of Lamb Associates Inc. when in fact such acquisition never closed. The State also alleges that press releases and other written literature released by ESSI were advertisements regarding ESSI securities that should have been filed with the State.

         The State requests injunctive relief, including an order requiring ESSI to offer all investors who acquired securities from ESSI recission of their investment in ESSI. The State also requests a penalty of US $ 10,000 per violation and reimbursement for the State's attorney's fees and costs.

         ESSI and Mr. Vance are vigorously defending the lawsuit, and believe all of the fraud claims are without merit. ESSI and Mr. Vance believe they may have misunderstood certain rules regarding sales of unregistered securities, and have announced their intention to offer recission to certain residents of Idaho who purchased convertible debt and equity securities from ESSI during the period from 1994 to present. To make that offer, ESSI needs to secure funding of approximately US $143,545 and will need to make certain filings with the SEC and the State. ESSI is not yet in a position to fund the offer or to make the requisite filings, but is hopeful that it will be able to do so within the next several months. There can be no assurance of the outcome of this litigation, and an adverse result would be material and might affect ESSI's ability to survive as an ongoing enterprise. Unfortunately, the State's tactics in investigating and pursuing its claims against the Company and Mr. Vance has made certain key people with whom the Company does business nervous. The Company's efforts to fulfill its business plan have been hampered by this nervousness and the need to reassure the people of the Company's legitimacy. The Company believes that it has successfully overcome most of these issues but the costs have been high and the delays have been untimely.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of June 29, 1997.

                                NAME            AGE              POSITION

                         Larry Vance            62               Chairman
                         John W. Peel           51      Chief Executive Officer
                         Brian C. Savage        37                President
                         Tami J. Story          34        Secretary/Treasurer

         Larry F. Vance served as Chief Executive Officer of the Company from 1985 until April 8, 1995. Since April 8, 1995, Mr. Vance has served as Chairman of the Company. Mr. Vance is a director of the Company. Mr. Vance is a full-time employee of the Company and has been since 1985.

         John W. Peel, III joined the Company as Chief Executive Officer in April 1995. Prior to joining the Company, Dr. Peel served for the past six and-one-half years as Senior Vice President of Tetra Tech, Inc., a major publicly held environmental remediation consulting firm. Dr. Peel holds a Bachelor of Sciences in Biology from Millsaps College, a Master of Sciences in Parasitology and Invertebrate Zoology from the University of Mississippi and a Ph.D. in Environmental Health/Health Physics from Purdue University. Dr. Peel is a full-time employee of the Company and has been since 1995.

         Brian C. Savage joined the Company as Vice President-Resource Development and President of the Company's wholly owned subsidiary, Earth Search Resources, Inc. in June 1996. Mr. Savage was appointed President of Earth Search Sciences on April 9, 1997. Mr. Savage, for the past four years, was formerly director of the Investment Banking Mining Group of Nesbitt Burns Securities Inc., in New York. Savage holds a bachelor's degree in mining engineering and a master's in resources economics from the Colorado School of Mines.

         Tami J. Story joined the Company as Secretary and Treasurer in 1993. Ms. Story has been with the Company for 6 years in an administrative support capacity as an independent contractor. Ms. Story also serves as a director of the Company. Ms. Story holds a degree with a major in Nursing and a minor in Business Administration.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK EQUITY AND
          RELATED STOCKHOLDER MATTERS

         (a) Principal Market or Markets. The Company's Common Stock has in the past traded in the over-the-counter market, based on inter dealer bid prices, without markups, markdowns, commissions, or adjustments (which do not represent actual transactions) as reported in the "pink sheets."

              QUARTER ENDED               HIGH         LOW

              June 30, 1994               $0.10       $0.07
              September 30, 1994          $0.10       $0.08
              December 31, 1994           $0.20       $0.10
              March 31, 1995              $0.20       $0.16

              June 30, 1995               $0.28       $0.24
              September 30, 1995          $0.35       $0.30
              December 31, 1995           $0.41       $0.38
              March 28, 1996              $0.84       $0.81

              June 30, 1996               $0.75       $0.68
              September 30, 1996          $0.37       $0.34
              December 31, 1996           $0.20       $0.17
              March 28, 1997              $0.41       $0.38

         (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 1997, was approximately 735. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

                                    Cumulative
                                     Amounts
                                    During the
                                   Development                   As of or for the fiscal year ended
                                      Stage           1997          1996           1995        1994        1993

             Operating
               Revenue                   21,332     $   -0-       $     6,332   $    -0-     $   -0-     $   -0-

             Net Loss                (8,233,202)     (2,549,823)   (2,408,292)   (1,122,541)  (340,004)   (333,657)
             Net Loss per
               Common Share                  n/a          (0.04)        (0.05)        (0.02)     (0.01)      (0.01)
             Total Assets             3,951,914       3,951,914       922,377        95,861     49,598     139,669
             Long-term
               Obligations              873,462         873,462       736,209     1,231,217    300,052     443,227
             Stockholders'
               Deficit               (2,960,610)     (2,960,610)   (1,295,908)   (1,899,435)  (843,440)   (829,081)
             Cash Dividends
             Declared                         0               0             0             0          0           0

ITEM     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         Financial comparisons will be made between the years ended March 31, 1997 and 1996 and 1995.

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

         During the fiscal year ended March 31, 1996, the Company had limited operating revenues of $6,332 that derived from two consulting agreements for time and materials with Lockheed Martin Group. The Company was required to obtain working capital through the sale of its unissued common stock and the issuance of short-term notes. Aggregate amount received are approximately $192,400 for stock sales and $570,574 from the issuance of notes. In addition, the Company's operating payables and accrued liabilities increased approximately $178,832. The large operating payables and short-term notes create a substantial working capital deficiency. If the Company cannot continue to raise working capital from private placements of stock and/or notes, the Company will experience a substantial hardship in continuing to operate.

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

         During the fiscal year ended March 31, 1997, the Company had limited operating revenues. This does not reflect the working capital held back per the ESSI agreement with ISPL discussed below in the section on Accuprobe, Inc. These funds are accounted for separately in the financial section of this report it is considered a sales/leaseback transaction for accounting purposes. In addition, the Company's operating payables and accrued liabilities increased. The large operating payables and short-term notes create a substantial working capital deficiency.

         Subsequent to March 31, 1997, the Company formed a new company, ESSI Probe 1 LC, to acquire a third Probe 1 instrument manufactured by Integrated Spectronics Pty Ltd. of Australia. The new company is a joint venture managed by Earth Search Sciences and owned 50% by Earth Search Sciences, who contributed $500,000 and certain rights to its proprietary technology and 50% by two shareholders, who contributed $1 million for their interest in the company. Under the terms of the joint venture arrangement, Earth Search Sciences will use the Probe 1 instrument for the identification and exploitation of minerals as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is slated for delivery between the third and fourth quarters of 1997.

         The Company restructured the commitment from Accuprobe, Inc. to fund two (2) sensors, in June 1997, by agreeing to sell to Accuprobe, Inc. one Probe1 under a sale-leaseback arrangement with an option to repurchase the instrument outright and by agreeing to a loan from Accuprobe, Inc. for a portion of the proceeds to fund a second Probe1 secured by a pledge of the contract with Integrated Spectronics Pty Ltd related to the manufacture of such second Probe1. The Company must repay this loan of $2,200,000 upon delivery of the second Probe1, which is presently scheduled for Fall 1997. The Company and Accuprobe continue to seek ways to renegotiate the agreements to provide Accuprobe with more long term upside in exchange for relieving the Company from short-term cash flow stresses. There can be no assurance that the Company and Accuprobe will be successful in restructuring their agreements. If the Company defaults in its obligations to Accuprobe, the Company could lose the instruments that collateralize those obligations. This would have potentially material adverse competitive consequences to the Company.

         In 1996, the Company set up subsidiaries to develop mining opportunities in the following markets: Canada, Brazil and the United States. The Canadian market is controlled through Quasar Resources, Inc.; and Brazil is controlled by Bear Creek Exploration, Inc. Earth Search currently controls the exploration activities associated with the United States. The Company recently acquired all the stock in Quasar Resources, Inc. and Bear Creek and is determining their future use.

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

         The financial statements reflect consolidation of the Company's results with the financial statements of the Company's subsidiaries. One of the Company's subsidiaries, Quasar Resources, Inc., a Wyoming corporation, completed a private placement to certain qualified individuals of 30% of its outstanding capital stock. In fiscal 1997 and 1996, Quasar received $165,945 and $157,100, respectively in net proceeds from the private placement. ESR received its 70% interest in Quasar for nominal consideration and certain agreements relating to technology. Accordingly, the Company has recorded a minority interest of $49,798 and $47,130, respectively relating to the shares purchased by the unaffiliated Quasar shareholders and has recorded $116,197 and $109,970, respectively as additional paid-in capital. In March 1997 and subsequent to March 31, 1997, the Company and the outside shareholders of Quasar agreed to swap shares of the Company's common stock for shares of Quasar on a 2-to-1 basis. As a result to Company now owns all of the outstanding stock of Quasar Resources, Inc.

         During the fiscal year ended March 31, 1996, the Company had entered into an agreement to acquire all outstanding shares of LAI, an engineering and professional service company, which provides technical services primarily to the environmental industry. As of July 11, 1996, the Company and LAI could not reach an agreement on a restructuring of the transaction. As a result, the Company recorded a charge in fiscal year 1997 for its expenses relating to the transaction, which approximated $130,000.

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

JOINT VENTURE AND OPERATING ENTITY RELATIONSHIP

         During the fiscal year ended March 31, 1996, the Company signed a Memorandum of Agreement (MOA) and a Teaming Agreement with Hughes Santa Barbara Research facilities. The Agreements will provide certain Hughes instruments, manufacturing and Hughes support for the ESSI Kazakhstan mission in August 1996, which will include the Department of Energy, Navy Research Laboratory, Sandia National Laboratory, Lawrence Livermore Laboratory, Pacific Northwest National Laboratory and Battelle. As reported in subsequent SEC 10-Q filings, the August 1996 mission to Kazakstan was delayed until the spring of 1997 and Hughes withdrew from participating in the mission because of prior commitments conflicting with the schedule change. Earth Search is not conducting any new business with Hughes at this time.

         In October 1994, the Company obtained JPL support to retrofit the AVIRIS instrument to the NASA C-130 aircraft. This will enable the AVIRIS instrument to collect 5 x 5 meter pixel data flying at 5,000 meter AGL, which is a 16-fold increase in spatial resolution over the resolution available currently with the ER-2 aircraft. Although a contract was issued to Earth Search to retrofit a C-130 aircraft , utilizing funds to be provided by Earth Search, negotiations were suspended with NASA over this issue in the fourth quarter of 1996 because of programmatic uncertainties contributed by Federal budget cuts and the elimination of a key aircraft from the NASA fleet which would have been a candidate for conversion to a test platform. While Earth Search recognizes that NASA's not for profit status precludes the agency from endorsing any commercial product or instrument, Earth Search intends to contract with NASA/JPL to evaluate the Probe 1 instrument against AVIRIS.

         Earth Search and a private Canadian group are in the final stages of the formation of a company whose mission is to raise capital and manage the development of remote sensing opportunities in the Canadian territory.

         Dr. Larry Lass, University of Idaho teamed with Earth Search Sciences on a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon) to prove the use of hyperspectral imagery for control and eradication of noxious week intrusion. The results of which will enable Earth Search to determine the applicability of Probe1 technology to this potentially lucrative agricultural market.

         During the fiscal year ended March 31, 1995, the Company signed a multi-year Space Act Agreement with JPL, California Institute of Technology (CALTECH) and NASA's high altitude missions branch. JPL is to provide the AVIRIS hyperspectral instrument to collect data and process the same and NASA is to provide the airborne platform and UER-2 aircraft to fly the instrument over targets of interests generated by (1) the Company, (2) major mineral/petroleum companies and (3) environmental/engineering targets. Under this Agreement, NASA has flown Summitville, Colorado, an EPA superfund project, the San Jacinto River oil spill (pipeline break), the Coeur d'Alene mining district and the Payette National Forest. The Company is currently developing data packages for each of such flights for interpretation.

         During the fiscal year ended March 31, 1996, several proposals have been developed to partner with private industry, universities and state and Federal agencies to develop, package and deliver competitive advanced technology products and services. This approach provides solutions to critical environmental restoration and waste management problems, while furthering national business and technology goals.

FUTURE OPERATIONS

         The Company continues to increase its involvement in the mineral exploration and environmental areas, using the results of its research and development over the last five years in remote sensing. By attempting to obtain equity funding, the Company anticipates developing instruments to include hand-held, airborne and satellite spectrometers and to acquire revenue-producing companies in the natural resources and environmental monitoring field.

         Through teaming with other firms, the Company will identify possible technology applications for remote sensing. Management intends to pursue additional markets for its imagery databases, which would generate operating revenues and adequate cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are included on pages F-1 to F-22 of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

         Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

         (a)(1)   Financial Statements                                          Page in this Report

                  Reports of Independent Accountants                            F-1
                  Balance Sheet at March 31, 1997 and 1996                      F-2
                  Statement of Loss for the Years
                     Ended March 31, 1997, 1996 and 1995                        F-3
                  Statement of Changes in Shareholders'
                     Equity (Deficit) for the Years Ended
                     March 31, 1997, 1996 and 1995                              F-4/F-5/F-6
                  Statement of Cash Flows for the Years
                     Ended March 31, 1997, 1996 and 1995                        F-7
                  Notes to Financial Statements                                 F-8--F-22

         (a)(2)   Financial Data Schedules                                      F-23

         (a)(3)   Exhibits                                                      Filed


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

4.1      See Exhibit 3.1 and Exhibit 3.2

10.1 NASA Agreement; incorporated by reference to Exhibit 3a to the Registrant's Amended Form 10-K for the fiscal year ended March 31, 1993

10.2 Space Act Agreement between NASA and the Registrant dated June 30, 1994; incorporated by reference to exhibit 10.4 to the Registrant's Form 10-K for fiscal year ended March 31, 1995

10.3 Settlement Agreement and Release dated November 7, 1994; incorporated by reference to exhibit 10.5 to the Registrant's Form 10-K for fiscal year ended March 31, 1995

10.4 Agreement dated February 16, 1995 between Graham, Hamilton & Dwyer, Inc. and the Registrant; incorporated by reference to exhibit 10.6 to the Registrant's Form 10-K for fiscal year ended March 31, 1995

10.5 Agreement dated September 11, 1995 between Registrant and Integrated Spectronics Pty Ltd.; incorporated by reference to exhibit 10.5 to the Registrant's Form 10-K for fiscal year ended March 31, 1996

10.6 Memorandum of Understanding between the Registrant and Applied Signal and Imaging Technology, Inc. dated May 27, 1996; incorporated by reference to exhibit 10.6 to the Registrant's Form 10-K for fiscal year ended March 31, 1996

10.7 Agreement dated September 11, 1995 between Registrant and Integrated Spectronics Pty. Ltd. for $2 million

10.8 Agreement dated September 11, 1995 between Registrant and Integrated Spectronics Pty. Ltd. for $1.9 million

10.9     Agreement dated June 10, 1997 between Registrant and Accuprobe, Inc.

10.10    Operating Agreement of ESSI Probe1 LC, dated June 3, 1997

16.1     Letter   re:  change in  certifying  accountant;  incorporated  by
         reference to exhibit 16.1 to the Registrant's Form 10-K for fiscal years ended March 31, 1995 and March 31, 1996

21.1 Earth Search Resources, Inc., Wyoming Quasar Resource Inc., Wyoming and Bear Creek Exploration, Inc., Nevada; incorporated by reference to exhibit 21.1 to the Registrant's Form 10-K for fiscal year ended March 31, 1996

(b)      Reports on Form 8-K.
               Filed a Form 8-K on December 6, 1996 Filed a Form 8-K on January 15, 1997 Filed a Form 8-K on March 25, 1997 Filed a Form 8-K on April 9, 1997 Filed a Form 8-K on June 19, 1997

                                   SIGNATURES

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

/s/ Brian C. Savage                         Director
Brian C. Savage

/s/ Tami Story                              Director
Tami J. Story

/s/ Rory J. Stevens                         Director
Rory J. Stevens



                                  EXHIBIT INDEX
Exhibit           Sequential
  No.             Description                                                                  Page No.


27.      Financial Data Schedules                                                                --

3.1      Articles of Incorporation                                                               --

3.2      Bylaws                                                                                  --

4.1      See Exhibit 3.1 and Exhibit 3.2                                                         --

101      NASA Agreement;  incorporated by reference to Exhibit 3a to the Registrant's
         Amended Form 10-K for the fiscal year ended March 31, 1993                              --

10.2     UURI Agreement;  incorporated by reference to Exhibit 3b to the Registrant's
         Amended Form 10-K for the fiscal year ended March 31, 1993                              --

10.3     Agreement  dated  January  25,  1994  among  the  Registrant,   Emerald
         Operating Company and Spectral International; incorporated by reference to exhibit 10.3 to registrant for 10-K for fiscal year
         ended March 31, 1995                                                                    --

10.4     Space Act Agreement  between  NASA and the  Registrant  dated June 30, 1994;
         incorporated by reference to exhibit 10.4 to registrant for 10-K for fiscal
         year ended March 31, 1995                                                               --

10.5     Settlement Agreement and Release dated November  7, 1994; incorporated by reference to exhibit 10.5 to registrant for 10-K for fiscal year ended
         March 31, 1995                                                                          --

10.6     Agreement dated February 16, 1995 between Graham, Hamilton & Dwyer, Inc.
         and the Registrant; incorporated by reference to exhibit 10.6 to
         registrant for 10-K  for fiscal year ended March 31, 1995                               --

10.7     Agreement dated September 11, 1995 between Registrant and Integrated
         Spectronics Pty. Ltd. for $2 million                                                  Filed

10.8     Agreement dated September 11, 1995 between Registrant and Integrated
         Spectronics Pty. Ltd. for $1.9 million                                                Filed

10.9     Agreement dated June 10, 1997 between Registrant and Accuprobe, Inc.                  Filed

10.10    Operating Agreement of ESSI Probe1 LC, dated June 3, 1997                             Filed

16.1     Letter re: change in certifying accountant                                              --

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Earth Search Sciences, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of loss, of changes redeemable common stock and nonredeemable in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Earth Search
Sciences, Inc. and its subsidiaries (collectively, the Company, a development stage company) at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 and for the period from inception (May 15, 1984) through March 31, 1997, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has not generated operating revenues to date. In addition, the Company has suffered recurring losses since its inception and, at March 31, 1997, has a deficit aggregating $8,233,202 accumulated during its development stage and an excess of current liabilities over current assets of $5,469,551. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICE WATERHOUSE LLP

Portland, Oregon
June 26, 1997

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Balance Sheet


                                                                                           March 31,
                                                                                   1997                1996
                                                                             ----------------    ---------------
Assets
Current assets:
   Cash                                                                      $         51,666    $       670,325
                                                                             ----------------    ---------------
      Total current assets                                                             51,666            670,325
Property and equipment (Note 2)                                                     3,840,460            122,276
Other long-term assets                                                                 59,788            129,776
                                                                             ----------------    ---------------

      Total assets                                                           $      3,951,914    $       922,377
                                                                             ================    ===============

Liabilities, Redeemable Common Stock and
Nonredeemable Shareholders' Deficit
Current liabilities:
   Notes payable (Note 5)                                                    $        203,250    $       444,981
   Accounts payable                                                                 1,764,836            188,818
   Accrued payroll taxes                                                               64,733             34,000
   Accrued interest (Notes 5 and 6)                                                   406,273            314,277
   Advance deposits                                                                 3,082,125            500,000
                                                                             ----------------    ---------------
        Total current liabilities                                                   5,521,217          1,482,076

Long-term liabilities:
   Shareholder loans (Note 6)                                                          37,090             96,519
   Deferred officers' compensation (Note 4)                                           779,818            592,560
   Minority interest (Note 9)                                                          56,554             47,130
                                                                             ----------------    ---------------
        Total liabilities                                                           6,394,679          2,218,285
                                                                             ----------------    ---------------

Commitments and contingencies (Note 11)
Redeemable common stock, $.001 par value, 1,725,914 shares
  issued and outstanding at March 31, 1997 (Note 9)                                   517,845                  -
                                                                             ----------------    ---------------

Nonredeemable shareholders' deficit (Note 1, 8 and 9):
   Common stock $.001 par value; 200,000,000 shares
     authorized; 68,530,779 and 66,551,663 shares, respectively,
     issued (excluding redeemable common stock)                                        68,531             66,551
   Additional paid-in capital                                                       5,204,061          4,320,920
   Deficit accumulated during the development stage                                (8,233,202)        (5,683,379)
                                                                             ----------------    ---------------
                                                                                   (2,960,610)        (1,295,908)

        Total liabilities, redeemable common stock and
          nonredeemable shareholders' deficit                                $      3,951,914    $       922,377
                                                                             ================    ===============
                                                            F-2

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Loss


                                                     From inception
                                                     (May 15, 1984)
                                                         through
                                                        March 31,          For the years ended March 31,
                                                          1997           1997           1996            1995

Revenue                                              $      21,332   $           -  $       6,332  $           -
                                                     -------------   -------------  -------------  -------------
Expenses:
    Exploration (Note 1)                                 1,604,004         606,169        150,419         14,865
    Depreciation                                           248,226          29,668         20,004         16,327
    General and administrative                           5,784,239       1,646,063      2,143,013        952,500
                                                     -------------   -------------  -------------  -------------
                                                         7,636,469       2,281,900      2,313,436        983,692
                                                     -------------   -------------  -------------  -------------

Loss from operations                                    (7,615,137)     (2,281,900)    (2,307,104)      (983,692)

Interest income                                             10,002               -          6,762              -
Interest expense (Notes 5 and 6)                          (744,441)       (305,297)      (107,950)      (138,849)
                                                     -------------   -------------  -------------  -------------
Loss before minority interest                           (8,349,576)     (2,587,197)    (2,408,292)    (1,122,541)

Minority interest in losses of consolidated
  subsidiary                                                37,374          37,374              -              -
                                                     -------------   -------------  -------------  -------------
Loss before extraordinary item                          (8,312,202)     (2,549,823)    (2,408,292)    (1,122,541)
Extraordinary item                                          79,000               -              -              -
                                                     -------------   -------------  -------------  -------------

Net loss                                             $  (8,233,202)  $  (2,549,823) $  (2,408,292) $  (1,122,541)
                                                     =============   =============  =============  =============

Net loss per common share (Note 1)                                   $       (.04)  $        (.05) $         (.02)
                                                                     ============   =============  ==============

Weighted average shares outstanding                                     66,556,995     53,150,421     49,543,726
                                                                     =============  =============  =============














                                                                                                                F-3
   The accompanying notes are an integral part of these financial statements.



EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Redeemable Common Stock and Nonredeemable Shareholders' Equity (Deficit)  Page 1 of 3

                                                                          NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)

                                                                      Redeemable                                Additional
                                                                    Common stock           Common stock         paid-in
                                                                 Shares       Amount     Shares     Amount      capital
Balance at May 15, 1984 (date of inception)                              -   $       -            -  $      -  $       -
    Issuance of common stock to incorporators
     for cash (Notes 1 and 9)                                                             7,000,000    7,000     28,000
    Net loss
                                                                 ---------   ---------    ---------- -------   --------
Balance at March 31, 1985                                                -           -    7,000,000    7,000     28,000
    Issuance of common stock in connection with
     public offering, net of offering costs of
     $23,892 (Notes 1 and 9)                                                              2,129,100    2,129     80,434
    Issuance of common stock in connection with
     merger (Notes 1 and 9)                                                              13,639,600   13,640    (12,640)
    Net loss
                                                                 ---------   ---------   ----------  -------   --------
Balance at March 31, 1986                                                -           -   22,768,700   22,769     95,794
    Net loss                                                     ---------   ---------   ----------  -------   --------

Balance at March 31, 1987                                                -           -   22,768,700   22,769     95,794
    Acquisition of treasury stock (Notes 1 and 9)
    Net loss
                                                                 ---------   ---------   ---------- --------   --------
Balance at March 31, 1988                                                -           -   22,768,700   22,769     95,794
   Net loss
                                                                 ---------   ---------   ---------- --------   --------
Balance at March 31, 1989                                                -           -   22,768,700   22,769     95,794
   Net loss                                                      ---------   ---------   ----------  --------  --------

Balance at March 31, 1990                                                -           -   22,768,700   22,769     95,794
   Issuance of common stock in exchange for
     services rendered                                                                    1,944,977    1,945      56,655
   Sale of treasury stock (Note 9)                                                                                98,500
   Net loss
                                                                 ---------   ---------   ----------  -------   ---------
Balance at March 31, 1991                                                -           -   24,713,677   24,714     250,949
   Issuance of common stock for cash                                                      3,335,196    3,335     235,729
   Issuance of common stock to a director
     pursuant to stock option                                                             1,000,000    1,000       9,000
   Issuance of common stock in exchange
     for services rendered                                                                  872,000      872      84,188
   Issuance of common stock in exchange
     for mineral properties (Notes 1 and 2)                                               1,500,000    1,500      73,500
   Issuance of common stock in exchange for equipment                                       140,000      140       7,768
   Sale of treasury stock (Notes 1 and 9)                                                                         54,500
   Net loss
                                                                 ---------   ---------   ----------  --------   --------
Balance at March 31, 1992                                                -           -   31,560,873    31,561    715,634

                                      F-4

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Redeemable Common Stock and Nonredeemable Shareholders' Equity (Deficit)       Page 1a of 3

                                                                 NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   Deficit
                                                                 accumulated
                                                                  during the
                                                                 development         Treasury
                                                                    stage              stock        Total
Balance at May 15, 1984 (date of inception)                      $        -          $       -      $      -
    Issuance of common stock to incorporators
     for cash (Notes 1 and 9)                                                                         35,000
    Net loss                                                           (604)                            (604)
                                                                 ----------          ---------      --------
Balance at March 31, 1985                                              (604)                 -        34,396
    Issuance of common stock in connection with
     public offering, net of offering costs of
     $23,892 (Notes 1 and 9)                                                                          82,563
    Issuance of common stock in connection with
     merger (Notes 1 and 9)                                                                            1,000
    Net loss                                                        (27,451)                         (27,451)
                                                                 ----------          ---------      --------
Balance at March 31, 1986                                           (28,055)                 -        90,508
    Net loss                                                        (47,625)                         (47,625)
                                                                 ----------          ---------      --------
Balance at March 31, 1987                                           (75,680)                 -        42,883
    Acquisition of treasury stock (Notes 1 and 9)                                      (33,000)      (33,000)
    Net loss                                                       (102,616)                        (102,616)
                                                                 ----------          ---------      --------
Balance at March 31, 1988                                          (178,296)           (33,000)      (92,733)
   Net loss                                                        (123,463)                        (123,463)
                                                                 ----------          ---------      --------
Balance at March 31, 1989                                          (301,759)           (33,000)     (216,196)
   Net loss                                                        (256,125)                        (256,125)
                                                                 ----------          ---------      --------
Balance at March 31, 1990                                          (557,884)           (33,000)     (472,321)
   Issuance of common stock in exchange for
     services rendered                                                                                58,600
   Sale of treasury stock (Note 9)                                                      26,000       124,500
   Net loss                                                        (171,742)                        (171,742)
                                                                 ----------          ---------      --------
Balance at March 31, 1991                                          (729,626)            (7,000)     (460,963)
   Issuance of common stock for cash                                239,064                          239,064
   Issuance of common stock to a director
     pursuant to stock option                                                                         10,000
   Issuance of common stock in exchange
     for services rendered                                                                            85,060
   Issuance of common stock in exchange
     for mineral properties (Notes 1 and 2)                                                           75,000
   Issuance of common stock in exchange for equipment                                                  7,908
   Sale of treasury stock (Notes 1 and 9)                                                7,000        61,500
   Net loss                                                        (749,259)                        (749,259)
                                                                 ----------          ---------      --------
Balance at March 31, 1992                                        (1,478,885)                 -      (731,690)

                                      F-4a

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Redeemable Common Stock and Nonredeemable Shareholders' Equity (Deficit)                   Page 2 of 3

                                                                          NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)

                                                                      Redeemable                                Additional
                                                                    Common stock           Common stock         paid-in
                                                                 Shares       Amount     Shares     Amount      capital
Balance at March 31, 1992                                                -   $       -    31,560,873  $ 31,561     $  715,634
   Issuance of common stock for cash                                                       2,308,611     2,308         78,192
   Issuance of common stock in exchange
     for services rendered (Notes 1 and 9)                                                 1,810,000     1,810         52,583
   Issuance of common stock in exchange
     for notes payable or accounts payable                                                 2,404,697     2,405         98,968
   Net loss
                                                                 ---------   ---------    ----------    ------      ---------
Balance at March 31, 1993                                                -           -    38,084,181    38,084        945,377
   Issuance of common stock for cash                                                       2,043,904     2,044         67,456
   Issuance of common stock in exchange for
     services rendered (Notes 1 and 9)                                                       125,000       125          6,125
   Issuance of common stock in exchange for
     notes payable or accounts payable (Notes 6 and 9)                                     8,405,094     8,405        241,490
   Net loss
                                                                 ---------   ---------    ----------    ------      ---------
Balance at March 31, 1994                                                -           -    48,658,179    48,658      1,260,448
   Issuance of common stock for cash                                                         360,000       360         17,640
   Issuance of common stock in exchange for
     services rendered, excluding treasury
     stock (Notes 1 and 9)                                                                   200,000       200          9,800
   Conversion of debentures into shares of
     common stock, excluding treasury stock (Note 9)                                         531,821       532         20,696
   Issuance of common stock in exchange
     for equipment (Note 9)                                                                  250,000       250         12,250
   Common stock relinquished to the Company (Notes 6 and 9)
   Sale of treasury stock (Note 9)
   Issuance of treasury stock in exchange for
     services rendered (Notes 2 and 9)
   Conversion of debentures through issuance of
     treasury stock (Note 9)
   Stock purchase warrants and options
     issues (Notes 3 and 8)                                                                                           172,500
   Adjustment resulting from issuance of
     treasury stock (Notes 1 and 9)                                                                                  (167,118)
   Net loss
                                                                 ---------   ---------    ----------    ------      ---------
Balance at March 31, 1995                                                -           -    50,000,000    50,000      1,326,216

                                       F-5

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Redeemable Common Stock and Nonredeemable Shareholders' Equity (Deficit)                   Page 2a of 3

                                                                 NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   Deficit
                                                                 accumulated
                                                                  during the
                                                                 development         Treasury
                                                                    stage              stock        Total
Balance at March 31, 1992                                        $(1,478,885)        $              $
   Issuance of common stock for cash                                                                    80,500
   Issuance of common stock in exchange for
     services rendered (Notes 1 and 9)                                                                  54,393
   Issuance of common stock in exchange for
     notes payable or accounts payable                                                                 101,373
   Net loss                                                         (333,657)                         (333,657)
                                                                 -----------         ----------     ----------
Balance at March 31, 1993                                         (1,812,542)                 -       (829,081)
   Issuance of common stock for cash                                                                    69,500
   Issuance of common stock in exchange for
     services rendered (Notes 1 and 9)                                                                   6,250
   Issuance of common stock in exchange for
     notes payable or accounts payable
     (Notes 6 and 9)                                                                                   249,895
   Net loss                                                         (340,004)                         (340,004)
                                                                 -----------         ----------     ----------
Balance at March 31, 1994                                         (2,152,546)                 -       (843,440)
   Issuance of common stock for cash                                                                    18,000
   Issuance of common stock in exchange for
     services rendered, excluding treasury
     stock (Notes 1 and 9)                                                                              10,000
   Conversion of debentures into shares of
     common stock, excluding treasury stock
     (Note 9)                                                                                           21,228
   Issuance of common stock in exchange
     for equipment (Note 9)                                                                             12,500
   Common stock relinquished to the
     Company (Notes 6 and 9)                                                           (705,935)      (705,935)
   Sale of treasury stock (Note 9)                                                       95,325         95,325
   Issuance of treasury stock in exchange
     for services rendered (Notes 2 and 9)                                              169,141        169,141
   Conversion of debentures through issuance
     of treasury stock (Note 9)                                                         273,787        273,787
    Stock purchase warrants and options
     issues (Notes 3 and 8)                                                                            172,500
       172,500
    Adjustment resulting from issuance of
     treasury stock (Notes 1 and 9)                                                     167,118              -
    Net loss                                                      (1,122,541)                       (1,122,541)
                                                                 -----------         ----------     ----------
Balance at March 31, 1995                                         (3,275,087)              (564)    (1,899,435)

                                      F-5a

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Redeemable Common Stock and Nonredeemable Shareholders' Equity (Deficit)         Page 3 of 3

                                                                          NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)

                                                                      Redeemable                                    Additional
                                                                    Common stock           Common stock              paid-in
                                                                 Shares       Amount     Shares        Amount        capital
Balance at March 31, 1995                                              -      $      -    50,000,000  $  50,000    $1,326,216
   Issuance of common stock for
     cash (Note 9)                                                                         1,058,880      1,059       191,341
   Issuance of common stock in exchange
     for services (Note 9)                                                                 1,379,355      1,379       271,497
   Conversion of debentures into shares of
     common stock (Note 9)                                                                 3,596,861      3,596       566,978
   Liquidation of shareholders loans for
     shares of common stock (Note 9)                                                      10,466,567     10,467       695,468
   Adjustment to additional paid-in-capital
     related to sale of subsidiary common
     stock (Note 9)                                                                                                   109,970
   Stock purchase warrants and options
     issued (Note 9)                                                                                                1,150,000
   Shares issued to a related party (Note 9)                                                  50,000         50         8,450
     Purchase of treasury stock (Note 9)
     Adjustment resulting from issuance of
     treasury stock                                                                                                     1,000
   Sale of treasury stock
   Net loss
                                                               ---------      --------    ----------     ------    ----------
Balance at March 31, 1996                                              -             -    66,551,663     66,551     4,320,920
   Issuance of common stock in exchange
     for services (Note 9)                                                                 1,836,140      1,837       535,404
   Issuance of common stock in exchange
     for scanner (Note 9)                                      1,000,000       400,000
   Conversion of debentures into shares
     of common stock (Note 9)                                                                828,890        829       345,699
   Issuance of common stock for shares
     of subsidiary common stock                                                               40,000         40         2,960
   Adjustment to additional paid-in-capital
     related to sale of subsidiary
     common stock (Note 9)                                                                                            116,197
   Common stock subject to potential
     rescission offering (Note 11)                               725,914       117,845      (725,914)      (726)     (117,119)
   Net loss
                                                               ---------      --------    ----------  ---------    ----------
Balance at March 31, 1997                                      1,725,914      $517,845    68,530,779  $  68,531    $5,204,061
                                                               =========      ========    ==========  =========    ==========

                                       F-6

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Redeemable Common Stock and Nonredeemable Shareholders' Equity (Deficit)       Page 3a of 3

                                                                      NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   Deficit
                                                                 accumulated
                                                                  during the
                                                                 development         Treasury
                                                                    stage              stock        Total
Balance at March 31, 1995                                        $(3,275,087)        $    (564)     $(1,899,435)
   Issuance of common stock for cash (Note 9)                                                           192,400
   Issuance of common stock in exchange
     for services (Note 9)                                                                              272,876
   Conversion of debentures into shares
     of common stock (Note 9)                                                                           570,574
   Liquidation of shareholders loans
     for shares of common stock (Note 9)                                                                705,935
   Adjustment to additional paid-in-capital
     related to sale of subsidiary common
     stock (Note 9)                                                                                     109,970
   Stock purchase warrants and options issued (Note 9)                                                1,150,000
   Shares issued to a related party (Note 9)                                                              8,500
     Purchase of treasury stock (Note 9)                                               (15,000)         (15,000)
     Adjustment resulting from issuance of treasury stock                               (1,000)               -
   Sale of treasury stock                                                               16,564           16,564
   Net loss                                                       (2,408,292)                        (2,408,292)
                                                                 -----------         ---------      -----------
Balance at March 31, 1996                                         (5,683,379)                -       (1,295,908)
   Issuance of common stock in exchange
     for services (Note 9)                                                                              537,241
   Issuance of common stock in exchange
     for scanner (Note 9)                                                                                     -
   Conversion of debentures into shares
     of common stock (Note 9)                                                                           346,528
   Issuance of common stock for shares
     of subsidiary common stock                                                                           3,000
   Adjustment to additional paid-in-capital
     related to sale of subsidiary
     common stock (Note 9)                                                                              116,197
   Common stock subject to potential
     rescission offering (Note 11)                                                                     (117,845)
   Net loss                                                       (2,549,823)                        (2,549,823)
                                                                 -----------         ---------      -----------

Balance at March 31, 1997                                        $(8,233,202)        $       -      $(2,960,610)
                                                                 ============        =========      ===========

                                      F-6a

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

                                                     From inception
                                                     (May 15, 1984)
                                                         through
                                                        March 31,           For the years ended March 31,
                                                          1997           1997           1996            1995
Cash flows from operating activities:
    Net loss                                         $  (8,233,202)     (2,549,823) $  (2,408,292) $  (1,122,541)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Notes payable issued for services and
         interest expense                                   36,892               -              -              -
       Common stock issued for services and
         interest expense                                1,290,843         730,674        322,974         28,765
       Treasury stock issued for services                  169,141               -              -        169,141
       Expense resulting from issuance of warrants
         and options to purchase common stock            1,322,500               -      1,150,000        172,500
       Charge off of capitalized costs for
         mineral properties                                206,715               -              -              -
       Extraordinary items                                 (79,000)              -              -              -
       Loss attributed to minority interest                (37,374)        (37,374)             -              -
       Depreciation                                        248,226          29,668         20,004         16,327
       Loss/(gain)on sale of equipment                         997               -         (5,765)         6,762
       Changes in assets and liabilities
          Prepaid expenses                                       -               -            837            263
          Other assets                                     (59,788)         69,988       (129,776)
          Accounts payable                               1,781,538       1,576,018         88,916        (82,909)
          Accrued liabilities                              500,561         129,593         89,916        117,584
          Deferred officers compensation                   779,818         187,258        240,320        352,240
                                                     -------------   -------------  -------------  -------------

Net cash used in operating activities                   (2,072,133)        136,002       (630,866)      (341,868)
                                                     --------------  -------------  -------------  -------------
Cash flow from investing activities:
    Capital expenditures                                (3,755,440)     (3,347,852)       (87,611)       (27,695)
    Advance deposits                                     3,082,125       2,582,125        500,000              -
    Proceeds from sale of property and equipment            33,527               -         15,700          1,000
                                                     -------------   -------------  -------------  -------------
    Net cash used in investing activities                 (639,788)       (765,727)       428,089        (26,695)
                                                     -------------   -------------- -------------  -------------

Cash flows from financing activities:
    (Decrease) increase in book overdraft                        -               -              -           (690)
    Proceeds from notes payable                          1,394,749               -        569,267        460,810
    Repayments on notes payable                           (210,451)        (95,500)        (9,062)       (47,452)
    Proceeds from shareholder loans                      1,186,694               -
    Repayments of shareholder loans                       (907,852)        (59,429)       (68,023)      (127,010)
    Issuance of common stock                               728,027               -        192,400         18,000
    Issuance of subsidiary common stock                    323,095         165,995        157,100              -
    Purchase of treasury stock                             (48,000)              -        (15,000)             -
    Proceeds from sale of treasury stock                   297,325               -         16,000         95,325
                                                     -------------   -------------  -------------  -------------
Net cash provided by financing activities                2,763,587          11,066        842,682        398,983
                                                     -------------   -------------  -------------  -------------

Net increase (decrease) in cash                             51,666        (618,659)       639,905         30,420
Cash at beginning of period                                      -         670,325         30,420              -
                                                     -------------   -------------  -------------  -------------
Cash at end of period                                $      51,666   $      51,666  $     670,325  $      30,420
                                                     =============   =============  =============  =============

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated on May 15, 1984 pursuant to the laws of the state of Utah under the name Turnabout Corporation. In November, 1984 the Company commenced a public offering of its common stock.

     In December, 1985 the Company acquired all of the outstanding shares of common stock of a privately held company known as Earth Search Sciences, Inc. (ESSI), a Utah corporation formed on August 29, 1985. The Company issued 13,639,600 shares of its common stock in exchange for ESSI's outstanding shares. This merger was a reverse acquisition and accounted for as a pooling of interests. Accordingly, the assets and liabilities of the two companies were combined at their recorded net book values. ESSI's principal assets were unpatented mining claims in Alaska that were acquired from ESSI's incorporators at a cost of $126,715. ESSI's operations were the continuing operations of the Company, and ESSI was the entity, which had substance and control both before and after the merger.

     In August, 1987 the Company changed its name to Earth Search Sciences, Inc. and in November, 1987 ESSI was dissolved.

     The Company has three subsidiaries: Earth Search Resources, Inc.; Bear Creek Exploration, Inc. ("Bear Creek"); and Quasar Resources, Inc. ("Quasar"). As of March 31, 1996, these entities were not operational; however, during the period from February to April 1996, the Company sold 30 percent of Quasar in a private placement offering. In March 1997 and subsequent to March 31, 1997, the Company repurchased all outstanding Quasar common stock. See Note 9.

     The Company's activities have included the acquisition of the ATM imagery database which can be utilized by the Company in mineral property exploration activities or the development of information that can be sold to third parties. In addition, the Company has acquired mineral properties and has performed certain exploration work. Direct exploration costs incurred to date have been principally geologists' salaries and consulting fees.

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

     Management expects to continue to raise capital through private placement of its unissued stock to meet its financial obligations and cash requirements. In addition, management intends to pursue potential markets for its ATM imagery database and for potential products, which may be developed, from its NASA VIP research and development agreement to generate operating revenues and adequate cash flows. However, there can be no assurance that the Company will be able to raise such capital or to generate operating revenues to sustain its operations.

     DEVELOPMENT STAGE ENTERPRISE
     The Company is considered a development stage company. The Company's planned principal operations have commenced, but have not resulted in any significant revenue to date. Pursuant to the requirements of Financial Accounting Standards Board Statement No. 7, the Company has included in the accompanying financial statements its cumulative results of operations, changes in shareholders' deficit and cash flows from the Company's inception (May 15, 1984) through March 31, 1997.

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

     DIVIDENDS
     The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

     TREASURY STOCK
     Treasury stock is recorded at cost. Sales of treasury stock at amounts in excess of or below cost, net of selling expenses, have been recorded as increases/decreases in additional paid-in capital.

     NET LOSS PER COMMON SHARE
     Net loss per common share has been computed based on the weighted average number of the Company's common shares outstanding. Common stock equivalents have not been considered in the net loss per share calculation because the effect on net loss per share would be anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." In accordance with this pronouncement, the Company will adopt the new standard for periods ending after December 15, 1997. Management does not expect the adoption of this pronouncement to have a significant effect on reported earnings per share information.

     CHANGES IN CLASSIFICATION
     Certain reclassifications have been made to the fiscal 1996, 1995 and cumulative financial statements to conform with the financial statement presentation for fiscal 1997. Such reclassifications had no effect on the Company's results of operations or shareholders' deficit.

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

     FINANCIAL INSTRUMENTS
     The Company records financial instruments at cost, which approximates fair value, unless otherwise stated.


2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:
                                                              March 31,
                                                         1997           1996
                                                     ------------    ----------
         Mineral properties (A)                      $     5,833   $      5,833
         ATM imagery database (B)                        134,000        134,000
         Computers and software                           57,490         44,852
         Vehicles and equipment                           53,053         41,529
         Construction in progress (C)                  3,770,000         69,789
                                                      ----------      ---------
                                                       4,020,376        296,003

         Accumulated depreciation                       (179,916)      (173,727)
                                                      ----------     ----------

                                                      $3,840,460     $  122,276
                                                      ==========     ==========

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

     (C) The Company entered into agreements to have an Australian company manufacture three airborne hyperspectral scanners for $2.5, $1.9 and $2.0 million, respectively. The Company has paid or owes $3,770,000 to date on these scanners, which is recorded as construction-in-progress at March 31, 1997 based on the terms of the contract. The remainder of $2,600,000 will become due as additional milestones are met.


3.   ADVANCE DEPOSITS

     In 1997 and 1996, the Company received cash deposits of $2,582,125 and $500,000, respectively, through its subsidiaries for the sale of airborne hyperspectral scanners which are currently being manufactured (see Note 2). The scanners will be leased back to the Company in a "sales/leaseback" transaction. Subsequent to year-end, the terms of the agreement were finalized (see Note 12).

4.   DEFERRED OFFICERS' COMPENSATION

     Deferred compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, CEO, President and Secretary). Partial salaries have been paid to such officers since the inception of the Company. The Company recorded deferred officer compensation of $187,258 and $240,520 during the year ended March 31, 1997 and 1996, respectively. In addition, effective March 31, 1995, the Company's Board of Directors approved cash compensation aggregating $300,000 and $52,240 for the Chairman and Secretary, respectively, for services rendered through March 31, 1995. Such compensation was reported as general and administrative expenses for the year ended March 31, 1995. The Company and the officers have agreed that payment of the compensation will be deferred until and unless the Company achieves adequate cash flow from operations. Management has not and does not presently anticipate sufficient cash flow from operations for the succeeding year; accordingly, the deferred officers' compensation has been classified as a noncurrent liability in the accompanying consolidated balance sheet at March 31, 1997 and 1996.

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

5.   NOTES PAYABLE

     During the years ended March 31, 1996 and 1995, the Company obtained interim working capital by issuing unsecured promissory notes with rights of conversion. The terms of these debt instruments are typically for an initial period of ninety days or one year and are renewable at maturity for one year. The notes bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the principal amount plus interest into restricted shares of the Company common stock, subject to the terms in the promissory notes. As of March 31, 1997 and 1996, the Company has various outstanding notes aggregating $203,250 and $444,981, respectively. Interest paid on such notes during the years ended March 31, 1997, 1996 and 1995 aggregated $11,801, $2,500 and $2,500, respectively.

     In fiscal 1997 and 1996, $346,528 and $570,574, respectively, of notes outstanding plus accrued interest were converted into common stock at the agreed upon conversion rates. In 1997, certain notes contained conversion provisions at 50% of fair value at the date of conversion. As such, the Company recognized $155,990 in additional interest expense due to the conversions.

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

     Outstanding advances bear annual interest at 10%. As of March 31, 1997 and 1996, interest accrued on such advances, aggregating $224,385 and $217,705, respectively, has been included in accrued interest in the accompanying consolidated balance sheet.
                                      F-13

     In fiscal 1995, the Company classified as shareholder loans the value of common stock relinquished by the above shareholder to the Company (see Note
     8). The Company reissued replacement shares to the shareholder in satisfaction of this obligation in 1996, subsequent to the shareholders= approval of an increase in the number of shares authorized. This obligation aggregated $705,935 (10,466,567 shares of common stock) at March 31, 1995 and accrued interest at 10%. The accrued interest of $170,916 has not been paid as of March 31, 1997.

     Shareholder loans are reflected as a noncurrent liability in the accompanying consolidated financial statements due to: a) the undefined terms of repayments, b) the inability of the Company to repay the advances unless and until it achieves positive cash flow, and c) the possibility that the obligations will be satisfied through the issuance of shares of the Company's common stock.

7.   INCOME TAXES

     The Company recorded no provision for income taxes in fiscal 1997, 1996 and 1995 due to the operating losses incurred from inception to date.

     The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                                                           March 31,
                                                                                   1997                1996
                                                                             ----------------    ---------------

         Net operating loss carryforwards                                    $     (2,981,354)   $    (2,036,328)
         Accrued liabilities                                                         (311,927)          (237,024)
                                                                             ----------------    ---------------
         Gross deferred tax assets                                                 (3,293,281)        (2,273,352)

         Deferred tax assets valuation allowance                                    3,293,281          2,273,352
                                                                             ----------------    ---------------
                                                                             $              -    $             -
                                                                             ================    ===============

     The deferred tax asset has been fully reserved in accordance with FAS 109 because the Company cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

     The benefit for income taxes differs from an amount computed using the statutory federal income tax rate as follows: Year ended March 31,

                                                                     1997             1996              1995
                                                                -------------     -------------    -------------
         Benefit from income taxes at statutory rate            $   1,019,929     $     963,317    $     449,016
         Decrease in benefit resulting from:
         Deferred tax valuation allowance                          (1,019,929)         (963,317)        (449,016)
                                                                -------------     -------------    -------------
                                                                $           -     $           -    $           -
                                                                =============     =============    =============

     The Company has tax net operating loss carryforwards at March 31, 1997 of $7,453,384. Such carry-forwards may be used to offset taxable income, if any, in future years through their expiration in 2000 - 2011. Future expiration of tax loss carryforwards, if not utilized, are as follows:
     2000,  $604; 2001,  $27,451;  2002,  $47,625;  2003,  $102,616;  thereafter
     $7,275,088. The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the Company's ownership which have occurred or may occur in the future. Such limitations could result in the expiration of a part of the carryforwards before their utilization.


8.   OFFICER AND DIRECTOR STOCK OPTIONS

     At March 31, 1995 the Board of Directors awarded the Chairman stock options to purchase 1,500,000 shares of restricted common stock as part of his deferred compensation agreement. See Note 4.

     In April 1995, the Board of Directors granted options for the Company's President and Chairman of the Board through employment agreements to each purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.21 per share. Fifty percent of the options are exercisable at any time. The remaining fifty percent are deemed "Performance Options" and are exercisable as follows: (I) one-third shall become exercisable if and when the Company reports a positive net after tax profit for any fiscal year commencing on or after March 31, 1995; (II) another one-third shall become exercisable if and when the Company reports a net after tax profit of greater than $1 million for any fiscal year commencing on or after March 31, 1996; (III) all of the options shall become exercisable if and when the Company reports a net after tax profit of greater than $2 million for any fiscal year commencing on or after March 31, 1996; and IV) any remaining options which have not become exercisable as aforesaid shall become null and void when the Company reports its net after tax profits or losses for the fiscal year ended March 31, 1998. Any options remaining unexercised on December 31, 2004 shall lapse and be deemed null and void. The Company recognized $1,150,000 in compensation expense during 1996 related the granting of the above "non-performance" stock options which represents the difference between fair value and the exercise price at the grant date.

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

     In May 1995, the Board of Directors granted options for the Company's Secretary/Treasurer to purchase 300,000 shares of common stock at an exercise price of $0.21 per share exercisable upon grant. In addition, options were granted to a director of the Company to purchase 1,000,000 shares of common stock of the Company at a purchase price of $0.21 per share. The director's options are exercisable at any time within five years after the individual becomes a full-time employee of the Company based on certain mutually agreeable performance criteria.

     The Company adopted Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation" in 1996. This statement allows companies to choose whether to account for stock-based compensation under the current method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25) or use a fair value method described in FAS 123. The Company continues to follow the provisions of APB 25.

     The Company has determined that the pro forma effects of applying FAS 123 would have an immaterial effect on the results of operations for 1997 and 1996. This determination was made using the following assumptions for 1996: dividend yield of zero for all years; risk-free interest rates of 6.75%; and an expected life of 10 years.

     The following table summarizes the employee stock option transactions described above.

                                                 Shares             Weighted
                                                  under              average
                                                 option          exercise price
              Balance, March 31, 1994           1,500,000        $     .105
                  Options granted              10,300,000              .21
                  Options canceled                      -                -
                  Options exercised                     -                -
                                               ----------
              Balance, March 31, 1995          11,800,000              .187
                  Options granted                       -                -
                  Options canceled                      -                -
                  Options exercised                     -                -
                                               ----------
              Balance, March 31, 1996          11,800,000              .187

                  Options granted                       -                 -
                  Options canceled                      -                 -
                  Options exercised                     -                 -
                                               ----------         ----------
              Balance, March 31, 1997          11,800,000        $      .187
                                               ==========        ============

     The following table summarizes information about stock options outstanding at March 31, 1997:

                                                                                      OPTIONS
                                                  OPTIONS OUTSTANDING                EXERCISABLE
                                                                 Weighted
                                             Number              average                Number
              Exercise                     outstanding          remaining             exercisable
                price                      at 3/31/97        contractual life          at 3/31/97
           --------------               ---------------     -----------------     --------------------
           $        .105                    1,500,000            8.0 years              1,500,000
                    .21                     10,300,000           6.9 years              5,300,000

9.   REDEEMABLE COMMON STOCK AND NONREDEEMABLE SHAREHOLDER'S EQUITY

     REDEEMABLE COMMON STOCK
     In 1997, the Company issued to a vendor 1,000,000 unregistered shares of common stock valued at $400,000 for partial payment of amounts owed for the airborne hyperspectral scanner (note 2). As part of the stock issuance, the Company granted "put rights" that may require the Company to redeem 1,000,000 shares of its common stock at a redemption price of $.40 per share. The redemption period began on January 28, 1997 and will continue until the contract is completed and final payment is made. If such shareholder does not place a redemption request during the redemption period, the "put right" will expire when the above terms are met by the Company.

     The shares of common stock subject to the "put rights" are presented in the accompanying balance sheets as redeemable common stock. Such shares have been recorded at their approximate fair market value at the date of issuance. Such fair market value equals the maximum redemption amount.

     Also included in redeemable common stock are amounts related to a potential rescission offering related to certain shares sold in the state of Idaho, see Note 11.

     COMMON STOCK ISSUED
     During the years ended March 31, 1996, 1995 and 1994, the Company issued shares of common stock in exchange for services rendered as follows:


                                                                     1997             1996              1995
                                                                -------------     -------------    -------------
         Consulting and other                                   $     537,241     $     273,440    $     179,141
                                                                =============     =============    =============
         Number of shares issued, including
           treasury stock                                           1,836,140(a)      1,374,355        4,902,833
                                                                =============     =============    =============

     (a) Inclusive of shares issued in conjunction with the research and development contract disclosed in Note 11.

     During the fiscal year ended March 31, 1997, 1996 and 1995, the Company issued 828,890, 3,596,861 and 5,499,388 shares of common stock (including treasury stock) to satisfy $146,231, $521,040 and $276,250, respectively, of principal and $201,500, $49,534 and $18,765, respectively, of interest relating to convertible notes payable (see Note 5).

     During the year ended March 31, 1995, the Company issued 250,000 shares of common stock to purchase office equipment with a purchase price of $12,500.

     COMMON STOCK LOANS FROM SHAREHOLDER
     In fiscal 1995, a shareholder relinquished to the Company 10,466,567 shares of common stock for the Company to use for additional issuances to outside shareholders. The shareholder relinquished all ownership and voting rights; however, the Company was obligated to reissue to the shareholder 10,466,576 replacement shares upon and the shareholders' approval of a proposed increase in authorized shares from 50,000,000 to 200000,000. These shares were accounted for as treasury stock and the Company recorded a liability of $705,935 due to shareholder for the fair value of the shares relinquished. Such obligation was included in shareholder loans in the accompanying consolidated balance sheet at March 31, 1995. The Company received shareholder approval in 1996 to increase the number of shares authorized and as such, the above shares were reissued to the shareholder in 1996.
                                      F-18

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

     PRIVATE PLACEMENT OF QUASAR COMMON STOCK
     In 1997 and 1996, Quasar, a wholly owned subsidiary, issued 331,990 and 314,200 shares of its common stock, respectively, at $.50 per share of its common stock, in a private placement offering. As the Company owns a majority interest in Quasar, the subsidiary's financial statements are consolidated into the parent. Accordingly, the Company has recorded a minority interest of $49,798 and $47,130, respectively relating to the outside investors share of net equity in Quasar. The difference between the stock proceeds of $165,995 and $157,100, respectively, and the minority interest of $49,798 and $47,130, respectively, has been recorded as an addition to paid-in-capital.

     In 1997, the Company repurchased 20,000 shares of Quasar common stock by issuing 40,000 shares of the Company's common stock, which resulted in a $3,000 decrease in minority interest and increase in nonredeemable shareholders' deficit. Subsequent to year end, the Company repurchased the remaining 626,190 shares of Quasar common stock outstanding by issuing 1,252,380 shares of the Company's common stock, which resulted in a $56,554 decrease in minority interest and increase in nonredeemable shareholders' deficit. As a result, the Company now owns all of the outstanding stock of Quasar Resources, Inc.

     RELATED PARTY COMMON STOCK ISSUANCE
     In December 1995, the Company issued 50,000 shares of common stock to a relative of the Chairman. The fair value of the common stock issued was recorded as a reduction in the Chairman's shareholder loan balance as and as an increase in common stock and additional paid-in capital.

10.  EQUITY INVESTMENTS

     In fiscal 1996, the Company entered into an agreement to purchase twenty percent of a Kazahstan "joint stock" company, Semtech. As of March 31, 1997, the Company has paid all of the $30,000 purchase price and has recorded the investment as a long-term asset.

11.  COMMITMENTS AND CONTINGENCIES

     RESEARCH AND DEVELOPMENT CONTRACT
     In fiscal 1997, the Company entered into a contract to receive certain services related to future remote sensing projects and have research and development performed to develop the next generation of remote sensing software. Total payments under the contract will be $320,000. The Company has paid $90,000 as of March 31, 1997. Such payments have been recorded as research and development expense. The Company expects the remainder of the contract to be completed and paid in fiscal 1998. In addition to the above cash consideration, the Company issued 1,000,000 shares of unregistered common stock with a fair value of $390,000 as part of the agreement. This amount was recorded as research and development expense during the year ended March 31, 1997.

     AIRBORNE HYPERSPECTRAL SCANNER COMMITMENTS
     As discussed in Note 2, pursuant to the manufacturing contract, relating to the manufacture of three scanners, in fiscal 1998 the Company has committed to pay the remaining $2,600,000 of the contract as additional manufacturing milestones are met.

     LITIGATION
     On January 10, 1997, the Company filed a declaratory relief against the Idaho Department of Finance in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Valley, Civil No.CV-97-000C. The Company's declaratory relief action seeks a declaration from the court that the Company did not violate the Idaho Securities Act with regard to certain transactions taking place subsequent to April 1, 1994. The Company's declaratory relief action was filed in response to repeated threats by the Department that it would file suit against the Company.

     On January 10, 1997, the Department of Finance filed suit against the Company and its Chairman, in the district Court of the Fourth Judicial District of the State of Idaho, in and for the Country of Ada, Civil No. CV OC 9700155D. The Department's complaint set forth five counts, alleging that the Company and the Chairman (1) sold unregistered securities to Idaho and non-Idaho residents in violation of Idaho law, (2) acted as broker-dealer or securities salesmen without having registered as such, (3) made untrue statements of material facts in violation of the Idaho antifraud law, (4) by making said untrue statements of material facts, engaged in a practice which operates as a deceit upon persons, and (5) distributed press releases and other written literature without filing same with the Director of the Idaho Department of Finance in violation of the Department's rules.

     The Department's complaint seeks the following relief: (A) a declaration that the Company and the Chairman have violated Idaho law, (B) entry of a permanent injunction prohibiting the Company and the Chairman from claiming the availability of, using or offering or selling securities, under any exemptions under Idaho law without seeking the prior written consent of the Director of the Department, (D) an order requiring the Company and the Chairman to make an offer of rescission to all persons who purchased or received securities sold by the Company or the Chairman in violation of Idaho law, (E) an order requiring the Company and the Chairman to pay a penalty of $10,000 for each violation of Idaho law, and (F) an award to the State of its attorneys fees and costs.

     With respect to sales of securities violation of the registration requirements of Idaho law, the Company believes it may have misunderstood certain state regulations in completing transactions with a limited number of Idaho-based investors. The Company is preparing to offer approximately 19 Idaho residents offers of rescission for certain convertible debt instruments and common stock issued which, if accepted by all offerees, would cost the Company approximately $143,545. The Company does not believe it violated the laws of any other state or any federal laws and regulations, and vehemently denies all other allegations made in the Department's complaint. However, as management anticipates offering a rescission, $117,845 related to 725,914 shares of common stock has been recorded in redeemable common stock as of March 31, 1997.

12.  SUBSEQUENT EVENTS

     On June 10, 1997, the Company completed a sales/leaseback transaction of its first airborne hyperspectral scanner "Probe 1." The instrument was sold for its cost of $2,500,000. The terms of the leaseback are as follows: 1) the Company will lease Probe 1 for $250,000 per year bearing interest of prime plus 2% for three years; 2) at anytime during the above lease period but no later than April 10, 2000, the Company must repurchase the instrument for $3,500,000 net of any lease payments; 3) at anytime prior to the repurchase, the lessor may convert the remaining obligation into shares of Quasar Resources, Inc. common stock at a conversion rate of 40% of the stock's then fair market value. In the event Quasar is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor;
     4) the Company issued to the lessor 1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additional 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and 5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument.

     The Company also signed a promissory note for $2,200,000 to settle obligations for cash advances of $1,200,000 received as deposits for a second scanner. The note is due on October 31, 1997 and bears interest at prime plus 2%. The Company will recognize a debt extinguishment loss of $1,000,000 during the first quarter of fiscal 1998 as a result of the settlement.

     Subsequent to March 31, 1997, the Company formed a new company, ESSI Probe 1 LC, to acquire the third Probe 1 instrument manufactured by Integrated Spectronics Pty Ltd. of Australia. The new company is a joint venture managed by Earth Search Sciences and owned 50% by Earth Search Sciences, who contributed certain instrument rights and $500,000, and 50% by two shareholders, who contributed $1 million for their interest in the company. Under the terms of the joint venture arrangement, Earth Search Sciences will use the Probe 1 instrument for the identification and exploitation of minerals as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is scheduled for delivery between the third and fourth quarters of 1998.