Form 10-Q
period 1997-06-30
EARTH SEARCH SCIENCES INC
filed 1997-08-14
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1997
                           Commission File No. 0-19566

                       EARTH SEARCH SCIENCES, INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                                 Utah 87-0437723
               (State or other Jurisdiction of (IRS Employer ID)
                         Incorporation or Organization)


                  502 North 3rd Street, #8 McCall, Idaho 83638
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (208) 634-7080

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report: 73,380,693 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                           QUARTER ENDED JUNE 30, 1997

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1.  Financial Statements                                             Page

                  Consolidated Balance Sheet
                    as of June 30, 1997 and March 31, 1997.                3

                  Consolidated Statement of Operations for the
                    Three Months Ended June 30, 1997 and 1996.             4

                  Consolidated Statement of Cash Flows for the
                    Three Months Ended June 30, 1997.                      5

                  Selected Notes to Consolidated Financial
                    Statements.                                            6-7

Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                                 9
Item 2.  Changes in Securities                                             9
Item 3.  Defaults Upon Senior Securities                                   9
Item 4.  Submission of Matters of a Vote of
                    Security Holders                                       9
Item 5.  Other information                                                 9
Item 6.  Exhibits and Reports on Form 8-K                                  9

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Balance Sheet

                                                               June 30,          March 31,
                                                                1997               1997
                                  (unauditied)
Assets
Current Assets:
    Cash                                                    $   364,775         $    51,666
    Equipment sale receiveable                                  400,000                   -
                                                             ----------          ----------



Total Current Assets                                            764,775              51,666

Property and Equipment                                        3,832,960           3,840,460
Other long-term assets                                          609,788              59,788
                                                             ----------          ----------

Total Assets                                                $ 5,207,523         $ 3,951,914
                                                            ===========          ==========

Liabilities and Shareholders' Deficit
Current liabilities:
    Notes payable (Note 2)                                  $ 2,403,250         $   203,250
    Capital lease obligation-current (Note 3)                   250,000                   -
    Payable to Probe 1 Joint Venture (Note 4)                   500,000                   -
    Accounts payable                                          1,067,123           1,764,836
    Accrued payroll taxes                                        73,903              64,733
    Accrued interest (Note 5 and 6)                             506,017             406,273
    Advance deposit (Note 3)                                     10,125           3,082,125
                                                            -----------          ----------

Total current liabilities                                     4,810,418           5,521,217

Long-term liabilities
    Shareholder loans (Note 6)                                   37,090              37,090
    Capital lease obligation-long term                        1,875,000                   -
    Deferred officers' compensation (Note 3)                    871,515             779,818
    Minority interest (Note 4)                                1,200,000              56,554
                                                             ----------          ----------

Total liabilities                                             8,794,123           6,394,679
                                                             ----------          ----------

Redeemable common stock, $.001 par value, 1,725,914
  shares issued and outstanding at March 31, 1997               517,845             517,845
                                                             ----------          ----------

Nonredeemable shareholders' deficit:
  Common stock $.001 par value; 200,000 shares
  authorized 71,654,779 and 68,530,779 shares, respectively,
  issued (excluding redeemable common stock)                     71,655              68,531
Additional paid-in capital                                    5,852,211           5,204,061
Deficit accumulated during the development stage            (10,028,211)         (8,233,202)
                                                            -----------          ----------
                                                             (4,104,345)         (2,960,610)
                                                            -----------          ----------
Total liabilities, redeemable common stock and
   nonredeemable shareholders' deficit                      $ 5,207,523         $ 3,951,914
                                                             ==========          ==========

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

                                                    For the Three Months
                                                       Ended June 30,

                                                  1997              1996
                                              ----------         ---------
Revenue:                                     $         -         $       -

Expenses:
   Exploration                                   140,481            30,030
   Depreciation and Amortization                   7,500             5,000
   General and Administrative                    546,513           517,381
   Debt extinguishment loss                    1,000,000                 -
                                               ---------         ---------


Loss from operations                          (1,694,494)         (552,411)

Interest expense                                (100,515)          (18,934)
                                              ----------         ---------

Net Loss                                     $(1,795,009)        $(571,345)
                                              ==========          ========

Loss Per Common Share                        $     (0.03)        $   (0.01)
                                              ==========          ========


EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                      For the Three Months
                                                                         Ended June 30,
                                                                     1997                1996
                                                                 -----------          ----------
Cash flows from operating activities:
   Net loss                                                      $(1,795,009)        $ (571,345)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issuance of common stock for services
     and interest expense                                             60,720             88,097
   Depreciation and amortization                                       7,500              5,000
   Debt extinguishment loss                                        1,000,000                  -
   Change in long term other assets                                  (50,000)            52,051
   Change in accounts payable and accrued liabilities               (588,799)            46,112
   Deferred officers compensation                                     91,697            (63,071)
                                                                  ----------          ---------

  Net cash provided by operating activities                       (1,273,891)          (443,156)
                                                                  ----------          ---------
Cash flows used for investing activates:
   Capital expenditures                                                    -           (507,912)
   Advance deposits                                                  341,000            500,000
                                                                  ----------          ---------

   Net cash provided by investing activities                         341,000             (7,912)
                                                                  ----------          ---------

Cash flows provided (used in) financing activities:
  Repayment of shareholder loans                                           -            (56,929)
  Proceeds from issuance of common stock                              46,000                  0
  Proceeds for issuance of subsidiary's common stock                       -            125,995
  Proceeds from Probe1 joint venture                               1,200,000                  -
                                                                  ----------          ---------

Net cash provided from financing activities                        1,246,000             69,066
                                                                  ----------          ---------

Net increase (decrease) in cash and cash equivalents                 313,109           (382,002)

Cash and cash equivalents at beginning of year                        51,666            670,325
                                                                  ----------          ---------

Cash and cash equivalents at end the three month period          $   364,775         $  288,323
                                                                  ==========          =========

                           EARTH SEARCH SCIENCES, INC
                           A Development Stage Company

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997 (unaudited)

Note 1 - CONDENSED FINANCIAL STATEMENTS

         The consolidated statement of financial position as of June 30, 1997, and the consolidated statements of operations and cash flow for the three months ended June 30, 1997, and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at June 30, 1997 and 1996.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements and notes thereto in the Company's form 10-K for March 31, 1997. The results of operation for the three months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Note 2 - NOTES PAYABLE

         The Company obtained interim working capital by issuing promissory notes with rights of conversion. The terms of these debts instruments are for an initial period of ninety days but renewable every ninety days for one year, and bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the loan amount plus interest into restricted shares of the Companys common stock, subject to the terms in the promissory notes. In addition, the Company signed a promissory note for $2,200,000 to settle obligations for cash advances of $1,200,000 received as deposits for a hyperspectral scanner. The note is due on October 31, 1997 and bears interest at prime plus 2%. The Company recognized a debt extinguishment loss of $1,000,000 during the first quarter of fiscal 1998 as a result of the settlement.

Note 3 - CAPITAL LEASE OBLIGATIONS

     On June 10, 1997, the Company completed a sales/leaseback transaction of its first airborne hyperspectral scanner "Probe 1." The instrument was sold for its cost of $2,500,000. The terms of the leaseback are as follows: 1) the Company will lease Probe 1 for $250,000 per year bearing interest of prime plus 2% for three years; 2) at anytime during the above lease period but no later than April 10, 2000, the Company must repurchase the instrument for $3,500,000 net of any lease payments; 3) at anytime prior to the repurchase, the lessor may convert the remaining obligation into shares of Quasar Resources, Inc. common stock at a conversion rate of 40% of the stock's then fair market value. In the event Quasar is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor; 4) the Company issued to the lessor 1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additional 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and 5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. Accordingly, the Company has recorded a capital lease obligation of $2,125,000 (net of a debt discount of $1,375,000) and $375,000 in shareholders' deficit related to the shares of common stock and stock purchase or warrants issued in conjunction with the above transaction.

Note 4 - PROBE 1 JOINT VENTURE

     In the first quarter of 1998, the Company formed a new company, ESSI Probe 1 LC, to acquire the third Probe 1 instrument manufactured by Integrated Spectronics Pty Ltd. of Australia. The new company is a joint venture managed by Earth Search Sciences and owned 50% by Earth Search Sciences, who contributed certain instrument rights, $500,000, and is obligated to contribute an additional $500,000 and 50% by two shareholders, who contributed $1,200,000 million for their interest in the company. Under the terms of the joint venture arrangement, Earth Search Sciences will use the Probe 1 instrument for the identification and exploitation of minerals as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is scheduled for delivery between the third and fourth quarters of 1998. As ESSI controls the joint venture pursuant to the terms of the joint venture agreement, the joint venture has been consolidated into the Company's financial statements.

Note 5 - LOSS PER COMMON SHARES

         Loss per common share is based on the weighted average number of shares outstanding during each period. For period ended June 30, 1997 and 1996, the weighted average number of these shares outstanding is 71,818,693 and 67,744,061, shares, respectively.

Note 6 - ADVANCE FROM SHAREHOLDERS

         The company has continued in existence through the use of advances from shareholders, primarily an officer and director of the Company and Universal Search Technology owned by that same officer and director.

Note 7 - ISSUANCE OF COMMON STOCK

         During the three months ended June 30, 1997, the Company sold 199,999 shares of common stock for $46,000 and issued 305,000 shares of common stock for services.

         In addition, the Company repurchased the remaining 626,190 shares of Quasar common stock outstanding by issuing 1,252,380 shares of the Company's common stock, which resulted in a $56,554 decrease in minority interest and increase in nonredeemable shareholders' deficit. As a result, the Company now owns all of the outstanding stock of Quasar Resources, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

         During the quarter ended June 30, 1997, the Company had no operating revenues. In addition, the Company's operating payables and accrued liabilities increased. The large operating payables and short-term notes create a substantial working capital deficiency.

Results of Operations

         During the quarter ended June 30, 1997, the Company completed the acquisition of its first Probe1 hyperspectral imaging scanner and closed the related sale-leaseback transaction. Note 3 to the Company's financial statements for the three month period ended June 30, 1997 describes the term of the sale-leaseback.

         The Probe 1 instrument was delivered in time to participate in the Department of Energy's mission to Kazakstan. The mission's data acquisition stage has been completed, and the data is currently being evaluated. The Company continues to fund expenditures related to its interest in SEMTECH, a Kazakstan joint stock company, and is seeking funding to complete the acquisition of complex mineral licenses and to fund initial exploration expenditures. There can be no assurance that the Company will be successful in raising the required funds, and failure to do so could result in loss of the Company's Kazakstan concessions, which could have a material adverse affect on the prospects of the Company.

        The Company also formed ESSI Probe 1 LC to acquire the third Probe 1 instrument, which is scheduled for delivery in early 1998. Two shareholders of the Company contributed $1,200,000 for a 50% interest in the new company, which contributed significantly to the funding of the costs of the third instrument. The terms of the agreement with those shareholders is described in Note 4 to the Company's financial statements for the three month period ended June 30, 1997.

         The Company continues to explore funding alternatives to complete the acquisition of the first three Probe 1's, to continue research and development efforts on future generations of the instrument and to finance the working capital necessary to develop the commercial and governmental applications for the Probe 1's, which will result in conversion of the Company to a revenue producing company. There can be no assurance that the Company will be successful in raising the required capital, and failure to do so could result in loss of the instruments, which could have a material adverse effect on the prospects of the Company.

         Raising the required capital has been made more difficult by the allegations made by the State of Idaho in its ongoing lawsuit with the Company. The Company continues to defend itself vigorously in the litigation, but the existence of the litigation has damaged the Company's fund raising efforts. The Company is hopeful of achieving a reasonable settlement of the State's lawsuit, but there can be no assurance that the State will be willing, now or at anytime prior to trial, the settle on terms acceptable to the Company.

Outlook

         The Company has negotiated a non-binding letter of intent with a major Canadian mining company which, when final documentation is executed, will provide the Company with an expectation of revenue from use of the Company's Probe 1 instruments for commercial mining purposes. As part of the transaction, the Company will receive an equity investment from the mining company that will help the Company fund its ongoing commitments with respect to the Probe 1 instruments.

PART II

                           OTHER INFORMATION REQUIRED

         Item 1.    Legal Proceeding                            None

         Item 2.    Changes in Securities                       None

         Item 3.    Defaults Upon Senior Securities             None

         Item 4.    Submission of Matters to a Vote
                      of Security Holder                        None

         Item 5.    Other Information                           None

         Item 6.    Exhibits and Reports on Form 8-K
                         Filed a Form 8-K on 4/9/97
                         Filed a Form 8-K on 6/9/97


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        EARTH SEARCH SCIENCES, INC.


                                        /s/ Larry F. Vance
Date: August 14, 1997                   Larry F. Vance