Form 10-Q
period 1997-09-30
EARTH SEARCH SCIENCES INC
filed 1997-11-07
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report: 74,261,405 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                        QUARTER ENDED SEPTEMBER 30, 1997

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                         Page

    Consolidated Balance Sheet
      as of September 30, 1997 and March 31, 1997.                 3

    Consolidated Statement of Operations for the
      Three Months Ended September 30, 1997 and 1996.              4

    Consolidated Statement of Cash Flows for the
      Three Months Ended September 30, 1997 and 1996.              5

    Selected Notes to Consolidated Financial
      Statements.                                                  6-7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations            8-9

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                          9
Item 2.  Changes in Securities                                      9
Item 3.  Defaults Upon Senior Securities                            9
Item 4.  Submission of Matters of a Vote of
           Security Holders                                         9
Item 5.  Other information                                          9
Item 6.  Exhibits and Reports on Form 8-K                           9

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

Consolidated Balance Sheet



                                                                                September 30,         March 31,
                                                                                   1997                  1997
                                                                                -------------         ---------
                                                                                (unaudited)
Assets
Current Assets:
    Cash                                                                        $   112,032           $    51,666
    Deposit                                                                          30,000                     -
                                                                                -----------           -----------

Total Current Assets                                                                142,032                51,666

Property and Equipment                                                            4,235,460             3,840,460
Other long-term assets (Note 8)                                                     715,288                59,788
                                                                                -----------           -----------

Total Assets                                                                    $ 5,092,780          $  3,951,914
                                                                                ===========          ============

Liabilities and Shareholders' Deficit
Current liabilities:
    Notes payable (Note 2)                                                      $ 2,833,750          $    203,250
    Capital lease obligation-current (Note 3)                                       250,000                     -
    Payable to Probe 1 Joint Venture (Note 4)                                       500,000                     -
    Accounts payable                                                              1,243,635             1,764,836
    Accrued payroll taxes                                                            73,903                64,733
    Accrued interest (Note 5 and 6)                                                 580,007               406,273
    Advance deposit (Note 3)                                                         10,125             3,082,125
                                                                                -----------            ----------

Total current liabilities                                                         5,491,420             5,521,217

Long-term liabilities
    Shareholder loans (Note 6)                                                       37,090                37,090
    Capital lease obligation-long term                                            1,819,854                     -
    Deferred officers' compensation (Note 3)                                        966,935               779,818
    Minority interest (Note 4)                                                    1,200,000                56,554
                                                                                -----------            ----------

Total liabilities                                                                 9,515,299             6,394,679
                                                                                -----------            ----------

Redeemable common stock, $.001 par value, 1,725,914 shares
  issued and outstanding at September 30 and March 31, 1997.                        517,845               517,845
                                                                                -----------            ----------
Nonredeemable shareholders' deficit:
  Common stock $.001 par value; 200,000 shares
  authorized 72,535,491 and 68,530,779 shares, respectively,
  issued (excluding redeemable common stock)                                         72,535                68,531
Additional paid-in capital                                                        6,055,042             5,204,061
Deficit accumulated during the development stage                                (11,067,941)           (8,233,202)
                                                                                -----------            ----------
                                                                                 (4,940,364)           (2,960,610)
                                                                                -----------            ----------
Total liabilities, redeemable common stock and
   nonredeemable shareholders' deficit                                          $ 5,092,780           $ 3,951,914
                                                                                ===========           ===========

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
                                                    1997             1996          1997           1996
                                                    ----             ----          ----           ----

Revenue:                                       $          -      $        -     $         -    $          -

Expenses:
   Exploration                                      155,000          91,135         295,481         121,165
   Depreciation and Amortization                      7,500           7,000          15,000          12,000
   General and Administrative                       652,135         423,266       1,198,648         940,647
   Debt extinguishment loss                               0                               0       1,000,000
                                               ------------       ---------     -----------

Loss from operations                               (814,635)       (521,401)     (2,509,129)     (1,073,812)

Interest expense                                   (242,398)        (21,602)        342,913         (40,536)

Other income                                         17,303               -          17,303               -
                                               ------------       ---------     -----------      ----------

Net Loss                                        $(1,039,730)     $ (543,004)    $(2,834,739)    $(1,114,348)
                                                  =========       =========      ==========       =========

Loss Per Common Share                           $     (0.01)     $    (0.01)    $     (0.04)    $     (0.02)
                                                  ==========      =============  ==========      ==========


EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                                                   For the Six Months
                                                                                   Ended September 30,
                                                                                  1997                1996

Cash flows from operating activities:
   Net loss                                                                     $(2,834,739)        $(1,114,348)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issuance of common stock for services
     and interest expense                                                           215,990              92,597
   Amortization of lease discount                                                   185,296                   -
   Depreciation and amortization                                                     15,000              12,000
   Debt extinguishment loss                                                       1,000,000                   -
   Change in deposit                                                                (30,000)                  -
   Change in long term other assets                                                (155,500)             52,051
   Change in accounts payable and accrued liabilities                              (361,681)          1,112,372
                                                                                ------------        -----------

  Net cash provided (used in) by operating activities                            (1,965,634)            154,672
                                                                                ------------        -----------


Cash flows used for investing activities
   Capital expenditures                                                                   -            (928,032)
   Advance deposit                                                                  310,000                   -
                                                                                -----------         -----------

  Net cash used in investing activities                                             310,000            (928,032)
                                                                                -----------         -----------

Cash flows provided (used in) financing activities:
   Proceeds from notes payable                                                      500,000                   -
   Repayment of notes payable                                                       (40,000)                  -
   Proceeds from issuance of shareholder notes payable                                    -              60,000
   Repayment of shareholders loans                                                        -             (56,929)
   Repayment from issuance of subsidiary common stock                                     -             145,995
   Process from establishment of joint venture                                    1,200,000                   -
   Process from issuance of common stock                                             56,000                   -
                                                                                -----------         -----------

Net cash provided from financing activities                                       1,716,000             149,066
                                                                                ------------        -----------

Net increase (decrease) in cash and cash equivalents                                 60,366            (624,294)

Cash and cash equivalents at beginning of year                                       51,666             670,325
                                                                                -----------         -----------

Cash and cash equivalents at end the six months                                 $   112,032         $    46,031
                                                                                 ===========         ===========

                           EARTH SEARCH SCIENCES, INC
                           A Development Stage Company

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (unaudited)

Note 1 - CONDENSED FINANCIAL STATEMENTS

         The consolidated statement of financial position as of September 30, 1997, and the consolidated statements of operations and cash flow for the three months ended September 30, 1997, and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at September 30, 1997 and 1996.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements and notes thereto in the Company's form 10-K for March 31, 1997. The results of operation for the three months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Note 2 - NOTES PAYABLE

         The Company obtained interim working capital by issuing promissory notes with rights of conversion. The terms of these debts instruments are for an initial period of ninety days but renewable every ninety days for one year, and bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the loan amount plus interest into restricted shares of the Companys common stock, subject to the terms in the promissory notes. In addition, the Company signed a promissory note for $2,200,000 to settle obligations for cash advances of $1,200,000 received as deposits for a hyperspectral scanner. The note was due on October 31, 1997 and bears interest at prime plus 2%. The Company is presently preparing an offer to Accuprobe under its agreed buy back option to retire the lease. The Company recognized a debt extinguishment loss of $1,000,000 during the first quarter of fiscal 1998 as a result of the settlement.

Note 3 - CAPITAL LEASE OBLIGATIONS

     On June 10, 1997, the Company completed a sale/leaseback transaction of its first airborne hyperspectral scanner "Probe 1." The instrument was sold for its cost of $2,500,000. The terms of the leaseback are as follows: 1) the Company will lease Probe 1 for $250,000 per year bearing interest of prime plus 2% for three years; 2) at anytime during the above lease period but no later than April 10, 2000, the Company must repurchase the instrument for $3,500,000 net of any lease payments; 3) at anytime prior to the repurchase, the lessor may convert the remaining obligation into shares of Quasar Resources, Inc. common stock at a conversion rate of 40% of the stock's then fair market value. In the event Quasar is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor; 4) the Company issued to the lessor 1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additional 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and 5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. Accordingly, the Company has recorded a capital lease obligation of $2,125,000 (net of a debt discount of $1,375,000) and $375,000 in shareholders' deficit related to the shares of common stock and stock purchase or warrants issued in conjunction with the above transaction.

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

Note 5 - LOSS PER COMMON SHARE

         Loss per common share is based on the weighted average number of shares outstanding during each period. For period ended September 30, 1997 and 1996, the weighted average number of these shares outstanding is 73,851,086 and 67,843,027, shares, respectively.

Note 6 - ADVANCE FROM SHAREHOLDERS

         The company has continued in existence through the use of advances from shareholders, primarily an officer and director of the Company and Universal Search Technology owned by that same officer and director.

Note 7 - ISSUANCE OF COMMON STOCK

         During the three months ended September 30, 1997, the Company sold 40,000 shares of common stock for $10,000 and issued 840,712 shares of common stock for services.

         In addition, the Company has repurchased the remaining 626,190 shares of Quasar Resources, Inc. common stock outstanding by issuing 1,252,380 shares of the Company's common stock, which resulted in a $56,554 decrease in minority interest and increase in nonredeemable shareholders' deficit. As a result, the Company now owns all of the outstanding stock of Quasar Resources, Inc.

Note 8 - OTHER LONG-TERM ASSETS

         In the second quarter of fiscal year 1998, the Company through a series of transactions, paid $105,000 for license rights for geological exploration of gold, silver, and associated metals in Kazakstan.

ITEM - 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

         During the quarter ended September 30, 1997, the Company had no operating revenues. In addition, the Company's obligations increased. The large operating payables and short-term notes create a substantial working capital deficiency.

Results of Operations

         During the quarter ended September 30, 1997, the Company completed the acquisition of its first Probe1 hyperspectral imaging scanner and closed the related sale-leaseback transaction (see Note 3).

         The Probe 1 instrument was delivered in time to participate in the Department of Energy's Remote Sensing Mission to Kazakstan. The Mission's data acquisition stage has been completed, and the data is currently being evaluated. The Company continues to fund expenditures related to its interest in SEMTECH, a Kazakstan joint stock company, and is seeking funding to complete the acquisition of mineral exploration licenses and to fund initial exploration expenditures. There can be no assurance that the Company will be successful in raising the required funds, and failure to do so could result in loss of the Company's Kazakstan concessions, which could have a material adverse affect on the prospects of the Company.

         The Company also formed ESSI Probe 1 LC to acquire the third Probe 1 instrument, which is scheduled for delivery in early 1998. Two shareholders of the Company contributed $1,200,000 for a 50% interest in the new company, which contributed significantly to the funding of the costs of the third instrument. The terms of the agreement with those shareholders is described in Note 4.

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

         Raising the required capital has been made more difficult by the allegations made by the State of Idaho in its ongoing lawsuit with the Company. The Company continues to defend itself vigorously in the litigation, but the existence of the litigation has damaged the Company's fund raising efforts. The Company is hopeful of achieving a reasonable settlement of the State's lawsuit, but there can be no assurance that the State will be willing, now or at anytime prior to trial, to settle on terms acceptable to the Company.

Outlook

         The Company has negotiated a non-binding letter of intent with a major Canadian mining company which, when final documentation is executed, will provide the Company with an expectation of revenue from use of the Company's Probe 1 instruments for commercial mining purposes. As part of the transaction, the Company will receive an equity investment from the mining company that will help the Company fund its ongoing commitments. Subsequent to the quarter ended September 30, 1997, both companies continue to negotiate in good faith, a final contract, although there can be no assurances that the Company will conclude a contract with the mining company.

PART II

                           OTHER INFORMATION REQUIRED


         Item 1.           Legal Proceeding                           None

         Item 2.           Changes in Securities                      None

         Item 3.           Defaults Upon Senior Securities            None

         Item 4.           Submission of Matters to a Vote
                            of Security Holder                        None

         Item 5.           Other Information                          None

         Item 6.  Exhibits and Reports on Form 8-K
                           Filed a Form  8-K on July  15,  1997
                           Filed a Form 8-K on August 14,  1997
                           Filed a Form  8-K/A  on  August  15, 1997
                           Filed a Form 8-K on August 29, 1997


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                         EARTH SEARCH SCIENCES, INC.


Date: November 6, 1997                   /s/ Larry F. Vance
                                         Larry F. Vance
                                         Chairman and Director