Form 10-Q/A
period 1997-09-30
EARTH SEARCH SCIENCES INC
filed 1997-11-20
CIK 752634

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

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                        QUARTER ENDED SEPTEMBER 30, 1997

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                             Page

        Consolidated Balance Sheet
          as of September 30, 1997 and March 31, 1997                   3

        Consolidated Statement of Operations for the
          Three Months Ended September 30, 1997 and 1996.               4

        Consolidated Statement of Cash Flows for the
          Three Months Ended September 30, 1997 and 1996.               5

        Selected Notes to Consolidated Financial
           Statements.                                                  6-7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8-9

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                             9
Item 2.  Changes in Securities                                         9
Item 3.  Defaults Upon Senior Securities                               9
Item 4.  Submission of Matters of a Vote of
           Security Holders                                            9
Item 5.  Other information                                             9
Item 6.  Exhibits and Reports on Form 8-K                              9

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

Consolidated Balance Sheet



                                                                                September 30,            March 31,
                                                                                  1997                   1997
                                                                                -------------            -----------
                                                                                (unaudited)
Assets
Current Assets:
    Cash                                                                        $   112,032              $    51,666
    Deposit                                                                          30,000                        -
                                                                                -----------              -----------

Total Current Assets                                                                142,032                   51,666

Property and Equipment                                                            4,235,460                3,840,460
Other long-term assets (Note 8)
                                                                                    715,288                   59,788
                                                                                -----------              -----------

Total Assets                                                                    $ 5,092,780              $ 3,951,914
                                                                                ============             ===========

Liabilities and Shareholders' Deficit
Current liabilities:
    Notes payable (Note 2)                                                      $ 2,833,750              $   203,250
    Capital lease obligation-current (Note 3)                                       250,000                        -
    Payable to Probe 1 Joint Venture (Note 4)                                       500,000                        -
    Accounts payable                                                              1,243,635                1,764,836
    Accrued payroll taxes                                                            73,903                   64,733
    Accrued interest (Note 5 and 6)                                                 580,007                  406,273
    Advance deposit (Note 3)                                                         10,125                3,082,125
                                                                                -----------              -----------

Total current liabilities                                                         5,491,420                5,521,217

Long-term liabilities
    Shareholder loans (Note 6)                                                       37,090                   37,090
    Capital lease obligation-long term                                            1,819,854                        -
    Deferred officers' compensation (Note 3)                                        966,935                  779,818
    Minority interest (Note 4)                                                    1,200,000                   56,554
                                                                                -----------              -----------

Total liabilities                                                                 9,515,299                6,394,679
                                                                                 ----------              -----------

Redeemable common stock, $.001 par value, 1,725,914 shares
  issued and outstanding at September 30 and March 31, 1997.                        517,845                  517,845
                                                                                -----------              -----------

Nonredeemable shareholders' deficit:
  Common stock $.001 par value; 200,000 shares
  authorized 72,535,491 and 68,530,779 shares, respectively,
  issued (excluding redeemable common stock)                                         72,535                   68,531
Additional paid-in capital                                                        6,055,042                5,204,061
Deficit accumulated during the development stage                                (11,067,941)              (8,233,202)
                                                                                -----------               ----------
                                                                                 (4,940,364)              (2,960,610)
                                                                                -----------              -----------
Total liabilities, redeemable common stock and
   nonredeemable shareholders' deficit                                          $ 5,092,780              $ 3,951,914
                                                                                ===========              ===========


EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

                                                1997           1996           1997           1996
                                                ----           ----           ----           ----

Revenue:                                     $         -    $        -     $         -    $         -

Expenses:
   Exploration                                   155,000        91,135         295,481        121,165
   Depreciation and Amortization                   7,500         7,000          15,000         12,000
   General and Administrative                    652,135       423,266       1,198,648        940,647
   Debt extinguishment loss                            -             -               -      1,000,000
                                             -----------    ----------     -----------    -----------


Loss from operations                            (814,635)     (521,401)     (2,509,129)    (1,073,812)

Interest expense                                (242,398)      (21,602)        342,913        (40,536)

Other income                                      17,303             -          17,303              -
                                             -----------     ---------     -----------     ----------


Net Loss                                     $(1,039,730)   $ (543,004)    $(2,834,739)   $(1,114,348)
                                             ===========    ==========     ===========    ===========

Loss Per Common Share                        $     (0.01)   $    (0.01)    $     (0.04)   $     (0.02)

                                             ===========    ==========     ===========    ===========





EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                    For the Six Months
                                                                                    Ended September 30,

                                                                                     1997                1996

Cash flows from operating activities:
   Net loss                                                                     $(2,834,739)        $(1,114,348)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Issuance of common stock for services
      and interest expense                                                          215,990              92,597
   Amortization of lease discount                                                   185,296                   -
   Depreciation and amortization                                                     15,000              12,000
   Debt extinguishment loss                                                       1,000,000                   -
   Change in deposit                                                                (30,000)                  -
   Change in long term other assets                                                (155,500)             52,051
   Change in accounts payable and accrued liabilities                              (361,681)          1,112,372
                                                                                -----------         -----------

  Net cash (used in) provided by operating activities                            (1,965,634)            154,672
                                                                                -------------       -----------


Cash flows used for investing activities
   Capital expenditures                                                                   -            (928,032)
   Advance deposit                                                                  310,000                   -
                                                                                -----------         -----------

  Net cash (used in) provided by investing activities                               310,000            (928,032)
                                                                                -----------         -----------


Cash flows (used in) provided by financing activities:
   Proceeds from notes payable                                                      500,000                   -
   Repayment of notes payable                                                       (40,000)                  -
   Proceeds from issuance of shareholder notes payable                                    -              60,000
   Repayment of shareholders loans                                                        -             (56,929)
   Repayment from issuance of subsidiary common stock                                     -             145,995
   Proceeds from establishment of joint venture                                   1,200,000                   -
   Proceeds from issuance of common stock                                            56,000                   -
                                                                                -----------         -----------

Net cash provided from financing activities                                       1,716,000             149,066
                                                                                -----------         -----------

Net increase (decrease) in cash and cash equivalents                                 60,366            (624,294)

Cash and cash equivalents at beginning of year                                       51,666             670,325
                                                                                -----------         -----------

Cash and cash equivalents at end the six months                                 $   112,032         $    46,031
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

                                                     EARTH SEARCH SCIENCES, INC.



Date: November 6, 1997                      /s/ Larry F. Vance
                                            ------------------
Larry F. Vance
Chairman and Director