Form 10-Q
period 1997-12-31
EARTH SEARCH SCIENCES INC
filed 1998-02-19
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1997
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report: 75,455,075 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                         QUARTER ENDED DECEMBER 31, 1997

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                                Page

         Consolidated Balance Sheet
           as of December 31, 1997 and March 31, 1997.                    3

         Consolidated Statement of Operations for the
           Three and Nine Months Ended December 31, 1997 and 1996.        4

         Consolidated Statement of Cash Flows for the
           Nine Months Ended December 31, 1997 and 1996.                  5

         Selected Notes to Consolidated Financial
           Statements.                                                   6-7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8-9

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                                10
Item 2.  Changes in Securities                                            10
Item 3.  Defaults Upon Senior Securities                                  10
Item 4.  Submission of Matters of a Vote of
           Security Holders                                               10
Item 5.  Other information                                                10
Item 6.  Exhibits and Reports on Form 8-K                                 10

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
                                                   December 31,       March 31,
                                                      1997              1997
                                                      ----              ----
                                                   (unaudited)

Assets
Current Assets:
    Cash                                          $           -        $    51,666
    Accounts Receivable                                  55,000                  -
    Deposit                                              30,000                  -
                                                    -----------          ---------

Total Current Assets                                     85,000             51,666

Property and Equipment                                4,238,664          3,840,460
Other long-term assets (Note 4 & 7)                     715,288             59,788
                                                    -----------         ----------

Total Assets                                       $  5,038,952        $ 3,951,914
                                                    ===========         ==========

Liabilities and Shareholders' Deficit
Current liabilities:
    Notes payable (Note 2)                        $  2,874,576         $   203,250
    Capital lease obligation-current (Note 3)          250,000                   -
    Payable to Probe 1 joint venture (Note 4)          500,000                   -
    Accounts payable                                 1,300,616           1,764,836
    Accrued payroll taxes                               73,903              64,733
    Accrued interest                                   645,220             406,273
    Advance deposit                                     10,125           3,082,125
                                                   -----------         -----------

Total current liabilities                            5,654,440           5,521,217

Long-term liabilities
    Shareholder loans (Note 5)                          37,090              37,090
    Capital lease obligation-long term (Note 3)      1,958,826                   -
    Deferred officers' compensation                  1,062,719             779,818
    Minority interest                                1,300,000              56,554
                                                   -----------         -----------

Total liabilities                                   10,013,075           6,394,679
                                                   -----------         -----------

Redeemable common stock, $.001 par value,
   1,725,914 shares Issued and outstanding
   at December 31, 1997 and March 31, 1997             517,845             517,845
                                                   -----------         -----------

Nonredeemable shareholders' deficit:
  Common stock $.001 par value; 200,000,000
  shares Authorized 75,455,075 and 68,530,779
  shares, respectively, Issued (excluding
  redeemable common stock)                              73,596              68,531
Additional paid-in capital                           6,399,776           5,204,061
Deficit accumulated during the development stage   (11,965,340)         (8,233,202)
                                                   ------------        ------------
                                                    (5,491,968)         (2,960,610)
                                                   ------------        ------------
Total liabilities, redeemable common stock and
   Nonredeemable shareholders' deficit            $  5,038,952        $  3,951,914
                                                   ===========         ===========


EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

                                                      For the Three Months             For the Nine Months
                                                       Ended December 31,               Ended December 31,
                                                      1997                1996             1997               1996
                                                      ----                ----             ----               ----

Revenue:                                          $    55,000         $         -    $    55,000         $         -

Expenses:
   Exploration                                         38,210               1,749        333,691             122,914
   Depreciation and Amortization                        7,500               7,000         22,500              19,000
   General and Administrative                         456,373             358,158      1,655,021           1,298,805
   Debt extinguishment loss                                 -                   -      1,000,000                   -
                                                   ----------          ----------     ----------          ----------

Loss from operations                                 (447,083)           (366,907)    (2,956,212)         (1,440,719)

Interest expense                                     (254,466)            (19,946)      (597,379)            (60,482)

Other income (expense)                               (195,840)                  -       (178,537)                  -
                                                   ----------          ----------     ----------          ----------
Net Loss applicable to both basic
  and diluted earnings per share                  $  (897,398)        $  (386,853)   $(3,732,128)        $(1,501,201)
                                                   ==========          ==========     ==========          ==========

Shares applicable to basic loss
  per share                                        75,111,460          68,004,720     73,685,199          67,909,244

Basic loss per share                              $     (0.01)        $     (0.01)   $     (0.05)        $     (0.02)
                                                   ==========          ==========     ==========          ==========

Shares applicable to diluted loss
  per share                                        80,945,456          74,181,799     79,784,379          74,781,197

Diluted loss per share                            $     (0.01)        $     (0.01)   $    (0.05)         $     (0.02)
                                                   ==========          ==========     =========           ==========


EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                          For the Nine Months
                                                                                          Ended December 31,

                                                                                       1997                1996
                                                                                       ----                ----

Cash flows used in operating activities:
   Net Loss                                                                     $ (3,732,128)        $(1,501,201)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issuance of common stock for services
     and interest expense                                                             524,830             105,724
   Amortization of lease discount                                                     283,826                   -
   Depreciation and amortization                                                       22,500              19,000
   Debt extinguishment loss                                                         1,000,000                   -
   Change in accounts receivable                                                     (55,000)                   -
   Change in deposits                                                                (30,000)                   -
   Change in long term other assets                                                 (155,500)              27,038
   Change in accounts payable and accrued liabilities                                 284,510           2,214,019
                                                                                 ------------        ------------


  Net cash used in operating activities                                           (1,856,962)             864,580
                                                                                 -----------         ------------

Cash flows used in investing activities:
   Capital expenditures                                                             (420,704)         (1,548,062)
   Advance deposits                                                                   310,000                  -
                                                                                 ------------        -----------

   Net cash used in investing activities                                            (110,704)         (1,548,062)
                                                                                 -----------         -----------
 Cash flows provided by financing activities:
   Proceeds from notes payable                                                        500,000                   -
   Repayment of notes payable                                                        (40,000)                   -
   Proceeds from issuance of shareholder notes payable                                100,000              60,000
   Repayment of shareholder loans                                                           -            (56,929)
   Proceeds from issuance of common stock                                              56,000                   -
   Proceeds for issuance of subsidiary's common stock                                 100,000             155,995
   Proceeds from establishment of joint venture                                     1,200,000                   -
                                                                                 ------------        ------------

 Net cash provided by financing activities                                          1,916,000             159,006
                                                                                 ------------        ------------

 Net decrease in cash and cash equivalents                                           (51,666)           (524,416)

Cash and cash equivalents at beginning of year                                         51,666             670,325
                                                                                 ------------        ------------

Cash and cash equivalents at end the nine month period                          $           -       $     145,909
                                                                                 ------------        ============

                           EARTH SEARCH SCIENCES, INC
                           A Development Stage Company

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 (unaudited)

Note 1 - CONDENSED FINANCIAL STATEMENTS

         The consolidated balance sheet as of December 31, 1997, and the consolidated statements of operations and cash flow for the three and nine months ended December 31, 1997, and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at December 31, 1997 and 1996.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's form 10-K for the fiscal year ended March 31, 1997. The results of operation for the three and nine months ended December 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Note 2 - NOTES PAYABLE

         The Company obtained interim working capital by issuing promissory notes with rights of conversion. The terms of these debts instruments are for an initial period of ninety days but renewable every ninety days for one year, and bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the loan amount plus interest into restricted shares of the Companys common stock, subject to the terms in the promissory notes. In addition, the Company signed a promissory note for $2,200,000 to settle obligations for cash advances of $1,200,000 received as deposits for a hyperspectral scanner. The note was due on October 31, 1997 and bears interest at prime plus 2%. The Company recognized a debt extinguishment loss of $1,000,000 during the first quarter of fiscal 1998 as a result of the settlement. Subsequent to December 31, 1997, the Company entered into an agreement with certain debtholders whereby the $2,200,000 note plus accrued interest through the settlement date were converted into approximately 8,000,000 shares of restricted ESSI common stock. In addition, 725,000 shares of common stock were issued in lieu of future interest payments. Further, one million shares of the Company's common stock were issued to retire certain warrants held by the debtholder. The debtholder also received one million shares of preferred warrants with an exercise price of $2.00 per warrant.

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

Note 4 - PROBE 1 JOINT VENTURE

     In the first quarter of 1998, the Company formed a new company, ESSI Probe 1 LC, to acquire the third Probe 1 instrument manufactured by Integrated Spectronics Pty Ltd. of Australia. The new company is a joint venture managed by Earth Search Sciences and owned 50% by Earth Search Sciences, who contributed certain instrument rights, $500,000, and is obligated to contribute an additional $500,000 and 50% by two shareholders, who contributed $1,200,000 million for their interest in the company. Under the terms of the joint venture arrangement, Earth Search Sciences will use the Probe 1 instrument for the identification and exploitation of minerals as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is scheduled for delivery in early 1998. As ESSI controls the joint venture pursuant to the terms of the joint venture agreement, the joint venture has been consolidated into the Company's financial statements.

Note 5 - ADVANCE FROM SHAREHOLDERS

         The company has continued in existence through the use of advances from shareholders, primarily an officer and director of the Company and Universal Search Technology owned by that same officer and director.

Note 6 - ISSUANCE OF COMMON STOCK

         During the three months ended December 31, 1997, the Company issued 608,471 shares of common stock for Notes Payable and issued 150,000 shares of common stock for services .

         In addition, the Company has repurchased 435,199 shares of Skywatch Exploration, Inc. common stock outstanding by issuing 435,199 shares of the Company's common stock. As a result, the Company now owns 100% of Skywatch Exploration, Inc. No value is attributed to the assets acquired and as such are reflected in other expense on the Consolidated Statement of Operations.

Note 7 - OTHER LONG-TERM ASSETS

         In the second quarter of fiscal year 1998, the Company through a series of transactions, paid $105,000 for license rights for geological exploration of gold, silver, and associated metals in Kazakstan.

Note 8 - CHANGE IN ACCOUNTING PRINICPLES-LOSS PER SHARE

         Effective December 15, 1997, the Company adopted SFAS No. 128, "EARNINGS PER SHARE". The statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement modifies the standards for computing earnings per share previously found in APB Opinion No. 15, "EARNINGS PER SHARE," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In addition, EPS figures for prior periods must by restated.

         The difference between the denominator used to calculate basic loss per share and diluted loss per share reflects options and warrants to purchase 13,300,000 shares of the Company's common stock at prices ranging form $0.105 per share to $0.21 per share. Options and warrants to purchase 27,500,000 shares of common stock at prices ranging from $0.50 per share to $2.50 per share were outstanding throughout the nine months ended December 31, 1997, but were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of common shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

         During the quarter ended December 31, 1997, the Company received its first commercial order for mapping services using the Company's initial Probe 1 hyperspectral imaging spectrometer. The Company rendered an invoice for $55,000 for mapping services performed under that order prior to the expiration of the quarter, thus providing the Company with its initial operating revenues.

         With the commencement of commercial operations, the Company experienced even greater than usual operating expenses. In addition, the Company's obligations increased. Loss for operations increased by approximately $80,000 for the quarter ended December 31, 1997 over the comparable prior year quarter. The Company's large operating payables and short-term notes create a substantial working capital deficiency. Results of Operations

         During the quarter ended December 31, 1997, the Company completed testing of its first Probe 1 hyperspectral imaging spectrometer and commenced commercial operations. The final testing of the Probe 1 instrument involved data collection over Cuprite, Nevada, the "proving ground" for remote sensing instruments, and several other sites in the western United States. Based on feedback from scientists reviewing the data, the Company continues to believe that Probe 1 has great commercial potential.

         The Company's initial Probe 1 instrument was delivered in time to participate in the Department of Energy's mission to Kazakstan. The mission's data acquisition stage has been completed, and the data is currently being evaluated. The Company continues to fund expenditures related to its interest in SEMTECH, a Kazakstan joint stock company, and is seeking funding to complete the acquisition of complex mineral licenses and to fund initial exploration expenditures. Subject to the availability of capital, the Company has committed to its Kazakstani partners that it will commence exploration activities in Kazakstan in the Spring and Summer of 1998. There can be no assurance that the Company will be successful in raising the required funds, and failure to do so could result in loss of the Company's Kazakstan concessions, which could have a material adverse affect on the prospects of the Company.

         The Company also formed ESSI Probe 1 LC to acquire the third Probe 1 instrument, which is scheduled for delivery in early 1998. Two shareholders of the Company contributed $1,200,000 for a 50% interest in the new company, which contributed significantly to the funding of the costs of the third instrument. The terms of the agreement with those shareholders is described in Note 4.

         The Company continues to explore funding alternatives to complete the acquisition of the first three Probe 1's, to continue research and development efforts on future generations of the instrument and to finance the working capital necessary to develop the commercial and governmental applications for the Probe 1's, which will result in conversion of the Company to a revenue producing company. The Company also desires to obtain capital sufficient to conduct exploration activities in other parts of the world, so as to diversify its exploration activities. There can be no assurance that the Company will be successful in raising the required capital, and failure to do so could result in loss of the instruments, which could have a material adverse effect on the prospects of the Company.

         The Company settled its lawsuit with the Idaho Department of Finance during the quarter ended December 31, 1997. As a result of the settlement, the Company has agreed to proceed with an offering of rescission to certain Idaho investors. In addition, the Company has agreed not to rely on any exemptions under the Idaho Securities Act for a period of five years without first obtaining the permission of the Department of Finance. Neither the Company nor its Chairman was required to pay a fine or any of the State's costs.

         During the quarter ended December 31, 1997, the Company completed the acquisition of all outstanding stock of Quasar Resources, Inc. and Skywatch Exploration, Inc. These acquisitions were accomplished through the swapping of Quasar and Skywatch shares for shares of the Company's common stock.

OUTLOOK

         Subsequent to the end of the quarter ended December 31, 1997, the Company completed the negotiation and execution of a series of agreements with Noranda Mining and Exploration, Inc. and its affiliates including Falconbridge Limited (collectively, the "Noranda Group"). These agreements provide the Noranda Group with an exclusive license to use the Probe 1's for commercial mining exploration, as long as the Noranda Group continues to purchase remote sensing services from the Company in certain specified quantities. Under the arrangement, the Company maintains its right to use the Probe 1's for its own exploration activities in Kazakstan and elsewhere, and the Company is entitled to receive fees for services and net smelter royalties or net profit interest royalties from certain discoveries by the Noranda Group using the Probe 1's.

         In addition, the Noranda Group converted its $500,000 note into convertible preferred stock of the Company and invested an additional $500,000 in shares of the Company's convertible preferred stock. The preferred stock is convertible on a 1 to 5 basis into shares of the Company's common stock and the Noranda Group also has warrants to purchase up to 1,000,000 additional shares of the Company's common stock at an exercise price of $2.00 per share.

         Also subsequent to December 31, 1997, the Company and the owner of the first Probe 1, Accuprobe, Inc., restructured certain of their arrangements. As a result of the restructuring, the Company and Accuprobe agreed to retire the $2.2 million note that was originally due October 31, 1997, to deem warrants to purchase Company common stock fully paid and to eliminate rental payments otherwise due under the sale-leaseback of the Probe 1 for a period of two years, in exchange for the Company delivering to Accuprobe approximately 11 million shares of the Company's common stock. In addition, certain other modifications were made to the sale-leaseback documentation and the Company agreed to issue to Accuprobe warrants to purchase one million shares of preferred stock of the Company at an exercise price of $2.00 per share.

         With the closing of the Noranda Group transaction and the restructuring of the Accuprobe transaction now completed, the Company can turn its attention to completing the acquisition of the two remaining Probe 1's and to fulfilling its business plans. The Company has recently announced the additions to its staff of Bob Stuart, Vice President--Geology and Ken Danchuk, Vice President--Investor Relations. As revenues commence, the Company anticipates hiring other personnel to establish a fully integrated professional team to chart the Company's future course. Although capital continues to remain scarce, management of the Company is very enthusiastic about the Company's prospects.

PART II
                           OTHER INFORMATION REQUIRED

         Item 1.                    Legal Proceeding

         The Company and the Idaho Department of Finance agreed on December 17, 1997, to settlement of the outstanding litigation by the Department of Finance, styled State of Idaho Department of Finance v. Earth Search Sciences, Inc. and Larry F. Vance, Civil No. CV OC 9700155D, in the District Court of the Fourth Judicial Circuit of the State of Idaho, In and For the County of Ada. As part of the settlement, the Company agreed to make an offering of rescission to certain Idaho residents who lent money to the Company or purchased stock from the Company during the period from November 1, 1992 through December 15, 1997. The Company also agreed to issuance of a permanent injunction precluding violation of the Idaho Securities Act and to refraining for a period of five years from claiming the availability of an exemption from registration under the Idaho Securities Act without the prior written consent of the Director of the Department of Finance. As part of the settlement, all parties agreed to pay their own costs and no fines were imposed on the Company or Mr. Vance.

         Item 2.    Changes in Securities                        None

         Item 3.    Defaults Upon Senior Securities              None

         Item 4.    Submission of Matters to a Vote
                      of Security Holder                         None

         Item 5.    Other Information                            None

         Item 6.    Exhibits and Reports on Form 8-K
                      Filed a Form 8-K on 12-19-97

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        EARTH SEARCH SCIENCES, INC.



Date: February 13, 1998                 /s/ Larry F. Vance
                                        Larry F. Vance
                                        Chairman and Director