Form 10-K
period 1998-03-31
EARTH SEARCH SCIENCES INC
filed 1998-07-20
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1998 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934 For the transition period from ______ to _______

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

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 31, 1998 $29,416,287. For purposes of this calculation, officers and directors are considered affiliates.

  Number of shares of Common Stock outstanding at March 31, 1998: 86,518,490


This Form 10-K consists of 39 pages.

                                TABLE OF CONTENTS

Item of Form 10-K
Page

PART I   .............................................................    3

Item 1 -   Business  ...............................................     3-6
Item 2 -   Properties   ............................................      6
Item 3 -   Legal Proceedings  .......................................     7

Item 4 -   Submission of Matters to a Vote of
            Security Holders  .........................................   7

Item 4(a)  Executive Officers of the Registrant.....................      7

PART II. ..........................................................       7

Item 5 -   Market for the Registrant's Common
            Equity and Related Shareholder Matters ...............        7
Item 6 -   Selected Financial Data   ...... .........................     8
Item 7 -   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................       8
Item 8 -   Financial Statements and Supplementary Data ............       10
Item 9 -   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure   ..............       10

PART III ..........................................................       10

Item 10 -   Directors and Executive Officers of the Registrant   ..       10
Item 11 -   Executive Compensation   ..............................       10
Item 12 -   Security Ownership of Certain Beneficial Owners and
             Management      ......................................       10
Item 13 -   Certain Relationships and Related Transactions   ......       11

PART IV  ..........................................................       11

Item 14 -   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K   ........................................       11

SIGNATURES  .......................................................       11

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

         The Company has been in a research and development stage since its inception, and has reported immaterial revenues. The Company and its chairman, Larry Vance, have spent the last ten years developing an airborne remote sensing capability that can be economically configured into both governmental and commercial projects. The Company initially sought to utilize United States Government proprietary airborne remote sensing technology to identify sites with potential economically recoverable mineral deposits. The Company intended to use the remote sensing data as a means of limiting the universe of available mining sites in a given region. The Company anticipated doing further investigative work on the identified sites, taking a land or mineral interest in promising sites and thereafter either developing the sites into mines independently or seeking a joint venture partner or mining entity to develop the site.

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

Imagery Database

         In the summer of 1987, the Company obtained airborne multi-spectral scanner imagery over sites in Oregon, Arizona and Nevada. The imagery, gathered by an airplane using a thematic mapper scanner, was recorded on high density digital tape and later decompressed into computer compatible data. The Company's cost basis in this database includes imagery produced in photographic form (hard copy) as well as the data on digital tape. This information was then interpreted by a geologist having expertise in the ATM method. The initial interpretation was completed by June, 1988 and produced approximately 500 anomalies that will require exploration work to determine mineralization. In addition to identification of potential mineralization, the database can be used for oil and gas exploration, environmental exposure identification and other purposes for which geology is a major consideration. The Company has fully depreciated the cost of acquiring this database but still intends as financial resources become available, to use the data base to focus ESR on promising target properties for further remote sensing and exploration.

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

         As an adjunct to the business of developing mineral properties, the Company recognized the need to refine the technology of remote sensing with the ultimate goal of commercializing the technology. To achieve that goal, the Company believes that a miniaturized hyperspectral remote sensing instrument must be developed so that more economical aircraft can be utilized for the airborne sensing. The Landsat sensor is configured with 11 channels of data in comparison with a hyperspectral instrument (AVIRIS) that has 224 channels of data. The difference is achieved by splitting the light spectrum 213 times more than the Landsat sensor and by providing better resolution. The resulting improvement in resolution enables the Company to be able to read the chemistry of the spectra giving us more substantial information. The comparison between the two instruments enables the user to identify what is there instead of merely learning that something is there.

         On April 12, 1991, the Company commenced entering into semiannual agreements with NASA to participate in the VIP program to utilize the specialized resources and sensing technology of NASA to the goal of commercialization. The agreements allowed the Company access to NASA's sophisticated facilities that are capable of a full range of remote sensing activities. Pursuant to the agreement NASA supplied administrative and technical support and the Company was responsible for the expenses and costs of the project .The Company has gained several years experience in the hyperspectral field under this agreement. The mission of JPL/NASA is to conduct high risk, proof of principle investigations and release the findings to the general public through programs such as the VIP and Space Act Agreement. Industry participants must submit a scientific project of merit for evaluation by NASA. The non proprietary, non exclusive data resulting from NASA's investigations can be utilized by private industry in their own decision making process regarding the development of commercial hyperspectral imaging technologies. Earth Search Sciences, in its early stages of development utilized cost shared hyperspectral image collections from the NASA/ JPL AVIRIS instrument to provide proof of principle images to its managers and directors during the decision making process over the issue of whether or not to proceed with the development of the company's own proprietary, privately funded instrument, PROBE-1.

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

Current Business Plan

         The Company believes that hyperspectral remote sensing technology, can play a central role in a multitude of settings, and has application both in the United States and abroad. The Company has identified applications in such diverse markets as watershed analysis, pollution detection, pipeline easement mapping and routing, plume analysis, vegetation stress analysis, agriculture, disaster assessment, mineral exploration, forestry, fisheries, heat loss detection, wetlands delineations, stormwater management, emergency planning and evacuation route assessment, land use, prescription farming and unexploded ordnance detection.

         The key to accessing these market opportunities remains the miniaturization of the remote sensing technology and usage of the technology on an economical basis. The Company plans to continue its efforts to miniaturize and downsize the technology with continued economic improvements in the operation and maintenance of the sensor the ultimate objective.

         Earth Search Sciences, Inc. and Integrated Spectronics Pty Ltd. have jointly developed a remote sensing instrument, the ESSI PROBE-1, that spectrally measures the reflectance of the sun from the earth and is considered one of the most advanced hyperspectral instruments in the world. The Company and Integrated Spectronics have signed a series of agreements to engineer, develop and manufacture sensors as needed for each market that the Company contemplates entering.

         Earth Search Sciences has developed a financial strategy, and through that strategy has acquired the necessary capital for the purchase of its own miniaturized hyperspectral remote measurement instrument, ESSI PROBE-1. The financial strategy is centered around the direct funding of the manufacture of ESSI's own sensor design by existing qualified Earth Search Sciences shareholders familiar with the company's business strategy. The manufacture of the PROBE-1 sensor was accomplished through the strategic alliance that the Company has been developing since 1994 between Integrated Spectronics Pty. Ltd.

         ESSI believes it can offer territorial concessions to qualified entities who fund the acquisition of PROBE-1s. The terms of these concessions include ownership in a subsidiary that is licensed by the Company to use the PROBE-1 in a specified location utilizing services provided by the Company or ESR (data collection, processing, interpretation, technical data packages, and management and marketing).

         On June 1, 1997,the company took delivery of one of two PROBE-1 instruments currently on order. This instrument was installed in a Naval Research Laboratory P-3 aircraft as part of a deployment to Kazakhstan in Central Asia for a U.S. Government/ Earth Search Sciences cost shared scientific mission sponsored by the U.S. Department of Energy, Battelle Pacific Northwest National Laboratory (PNNL), The Remote Sensing Laboratory-Las Vegas, Nevada, and Sandia National Laboratory. Economic development issues, including natural resources mapping and environmental surveillance are being addressed as part of the mission.

         The mission occurred on June 19, 1997 to July 5, 1997. Earth Search collected imagery with its PROBE-1 instrument that flew aboard the Naval Research Laboratory's P-3 aircraft. The imagery will be utilized by Earth Search and others for natural resources mapping. This represented the first deployment of the PROBE-1 instrument for commercial purposes.

         Subsequent to fiscal year ended March 31, 1998, the Company relinquished both its direct and indirect interests in its current licenses on mineral properties in the Republic of Kazakhstan in and around the area known as the Polygon. In the absence of this relinquishment, Earth Search would have required the expenditure in 1998 of more than $5,000,000(US) for drilling and exploration activities in order to maintain the conditions of the licenses, which require a minimum annual negotiated investment of several million dollars, annually. The properties were relinquished to its partners in the American-Kazakhstani Joint Stock Company, SEMTECH for settlement of significant exploration and/or legal costs associated with licensing and exploring the sites in question. In addition, the Company retained the option to bid its hyperspectral imaging technology in future exploration activities planned in or around the Polygon. The Company also retained the option to fund exploration activities on those sites where the new owners may be unable to finance the exploration activities required to maintain the licenses in accordance with the terms of the Program of Works. Earth Search management's decision to relinquish its current holdings was made as part of the Company's focused restructuring of its operations in order that it may focus on its core business of remote imaging from an airborne platform. The Company has discontinued its plans to participate in the funding of advanced exploration initiatives requiring significant capital outlays for drilling and field exploration, or the funding of advanced activities including the siting, design, construction, and/or operation of mineral mines. Management believes that its cash position for 1998 will improve as a result of its decision to discontinue its plans to fund a five year program of works in Central Asia that could have cost between $25,000,000 and $50,000,000, overall. Several factors contributing to Earth Search management's decision to relinquish its interests in Kazakhstan included: (1) the worsening economic situation in Asia, and (2) the effects of extremely low metals prices on major mining company's operations. Some mining companies even ceased production at selected operating mines due to depressed metals prices. The political and economic turmoil recorded in Russia (see The Economist, July 11,

1998), together with the continuing Asian economic crisis contributed to management's decision to restrict Earth Search's capital investment in Asia. The Company does plan to maintain a presence in Kazakhstan through an agreement with its former Kazakhstani partner, the American-Kazakhstani Joint Stock Company, SEMTECH, which includes language that will enable Earth Search to bid on airborne remote sensing contracts to be offered in the region; as well as language in the agreement that provides Earth Search and its shareholders the opportunity to fund any program of works that SEMTECH or Polygon Resources might be unable to fund. Under the terms of the agreement, Earth Search would have 90 days to fund an entire Program of Works (in cash) should any such property fall into the status of having to be relinquished as the result of lack of funding by the new owners. In essence, Earth Search will maintain a presence in the region and the potential to invest in selected mineral properties under the specific terms and conditions mentioned above, while precluding the necessity of having to lay out significant sums of capital to fund each year's program of works for multiple mineral properties. Earth Search originally withheld its Kazakhstan territories from the initial Noranda agreement. However, as an added result of the refocusing, Earth Search has revisited its agreement with Noranda and the global exploration contract with the major mining company; and is working with Noranda to revise the agreement between Earth Search and Noranda to include Net Smelter Royalties and payment for mapping services for any discoveries made in Kazakhstan as the direct result of Noranda exploration efforts utilizing the Earth Search Sciences Probe-1 hyperspectral imaging technology. Although current market conditions have precluded Noranda from undertaking any major exploration activities in the region, the Earth Search agreement with Noranda when put into effect (in regard to Kazakstan) will apply to any future Noranda exploration initiative undertaken in Kazakstan while the contract between the two company's remains in effect over the next three years, plus any option years exercised.

         On January 16, 1997, the Company signed an agreement with California Microwave Inc. (CMI) and Applied Signal and Image Technology Inc. (ASIT). California Microwave is a leader in wireless and satellite communications. CMI Airborne Systems Integration Division provided a dedicated aircraft for the joint project, ASIT provided the software and hardware for the processing of all data and ESSI provided the PROBE-1 sensor. The first mission displayed the aircraft, software and hardware and the sensor at the Third International Airborne Remote Sensing Conference and Exhibition in Copenhagen, Denmark, July 7-10, 1997. Earth Search understands that CMI is restructuring its remote sensing operations. Earth Search is awaiting the outcome of this restructuring prior to negotiating either an extension to any existing agreements, or any new agreements with CMI.

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

Employees

         As of March 31, 1998, the Company had 5 full-time employees, which also include the following Officers: Larry F. Vance, Chairman, John W. Peel, III, Chief Executive Officer, Brian Savage, President, Tami J. Story, Company Secretary/Treasurer. The Company also retains several independent contractors.

ITEM 2.  PROPERTIES

         The Company leases its corporate headquarters and all of the furnishings from an unrelated third party, and has approximately 2,000 square feet of office space in McCall, Idaho. The Company believes its offices are adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On December 19, 1997 the Idaho Department of Finance announced that it had resolved its differences with ESSI and the law suit (Civil No. CV OC 9700155D, in the District Court of the Fouth Judicial Circuit of the State of Idaho in and for the County of Ada) was withdrawn. Under the terms of the agreement, the Company and Chairman Larry Vance were not required to pay any fines, penalties or costs to the State. In addition, the Company agreed to proceed with a formal offer of rescission to persons who purchased stock directly from the Company between November 1, 1992 and December 15, 1997 and who were Idaho residents.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of July 1, 1998.

                         Name               Age         Position

                         Larry Vance        63          Chairman
                         John W. Peel       52          Chief Executive Officer
                         Tami J. Story      35          Secretary/Treasurer


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

              Quarter Ended                        High        Low

             June 30, 1995                        $0.28       $0.24
             September 30, 1995                   $0.35       $0.30
             December 31, 1995                    $0.41       $0.38
             March 31, 1996                       $0.84       $0.81

             June 30, 1996                        $0.75       $0.68
             September 30, 1996                   $0.37       $0.34
             December 31, 1996                    $0.20       $0.17
             March 28, 1997                       $0.41       $0.38

             June 30, 1997                        $0.49       $0.46
             September 30, 1997                   $0.47       $0.42
             December 31, 1997                    $0.39       $0.31
             March 31, 1998                       $0.34       $0.30

         (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 1998, was approximately 840. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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


                                  Cumulative
                                    Amounts
                                  During the
                                  Development                   As of or for the fiscal year ended
                                     Stage          1998           1997            1996           1995           1994
                                  -----------     ---------      --------       ---------      ----------     ----------
          Operating
           Revenue                 $    76,332    $   55,000     $    -0-       $    6,332     $    -0-       $    -0-

          Net Loss                 (14,083,201)   (5,849,999)    (2,549,823)    (2,408,292)    (1,122,541)     (340,004)
          Net Loss per
           Common Share                  (0.08)        (0.04)         (0.05)         (0.02)         (0.01)
          Total Assets               4,880,652     4,880,652      3,951,914        922,377         95,861        49,598
          Long-term
           Obligations               5,767,961     5,767,961        873,462        736,209      1,231,217       300,052
          Stockholders'
           Deficit                  (3,005,765)   (3,005,765)    (2,960,610)    (1,295,908)    (1,899,435)     (843,440)
          Cash Dividends
           Declared                          0             0              0              0              0             0


ITEM     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         Financial comparisons will be made between the years ended March 31, 1998 and 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended March 31, 1996, the Company had limited operating revenues of $6,332 that derived from two consulting agreements for time and material with Lockheed Martin Group. The Company obtained working capital through the placement of its unissued common stock and the issuance of short-term notes. Aggregate amount received was approximately $192,400 for stock and $569,267 from the issuance of notes. In addition, the Company's operating payables and accrued liabilities increased approximately $178.832.

         During the fiscal year ended March 31, 1997, the Company had no operating revenues. This does not reflect the working capital held back per the ESSI agreement with ISPL discussed below in the section on Accuprobe, Inc. These funds are accounted for separately in the financial section of this report as it is considered a sales/leaseback transaction for accounting purposes. In addition, the Company's operating payables and accrued liabilities increased. The large operating payables and short-term notes create a substantial working capital deficiency.

         During the fiscal year ended March 31, 1998, the Company had limited operating revenues from one contract for $55,000 from work invoiced against its $5,750,000 (base) task order contract.

         In 1997, the Company formed a new company, ESSI Probe 1 LC, to acquire a second PROBE-1 instrument manufactured by Integrated Spectronics Pty Ltd. of Australia. The new company is a joint venture managed by Earth Search Sciences and owned 50% by Earth Search Sciences, who contributed $500,000 and certain rights to its proprietary technology and 50% by two shareholders, who contributed $1 million for their interest in the company. Under the terms of the joint venture arrangement, Earth Search Sciences will use the PROBE-1 instrument for the identification and exploitation of minerals as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is slated for delivery between the third and fourth quarters of 1998.

         The Company signed a funding agreement with Swancorp Equities Inc. to provide over $15 million in funding. The funding agreement contemplates Swancorp assisting Earth Search in obtaining $5 million of capital in a direct private placement with a potential additional $5 million through the exercise of attached warrants. Swancorp is prepared to assist the Company with subsequent funding of an additional $5 million, if desired by Earth Search through a combination of shares and warrants offered in a private placement with varying exercise prices.

         The Company has engaged IBK Capital of Toronto, Canada to participate in the placement of $10 million worth of equity capital plus warrants. IBK Capital will be working close with Swancorp Equities Inc. and other investment bankers to raise the capital. There can be no assurance that the private placement will be successful or that Earth Search will be successful in raising the necessary capital required to meet its financial needs.

         The Company restructured the commitment from Accuprobe, Inc. to fund two (2) sensors, in June 1997, by agreeing to sell to Accuprobe, Inc. one PROBE-1 under a sale-leaseback arrangement with an option to repurchase the instrument outright and by agreeing to a loan from Accuprobe, Inc. for a portion of the proceeds to fund a second PROBE-1 secured by a pledge of the contract with Integrated Spectronics Pty Ltd related to the manufacture of such second PROBE-1. The loan has been retired with Earth Search Sciences, Inc. stock.

         The Company has also signed an agreement with Applied Signal and Imaging Technology Inc. ("ASIT"), pursuant to which ASIT will work with the Company to develop a system to provide real time translation of remote sensing data into usable information. The Company expects that this technical advancement will significantly enhance the value of air-borne remote sensing in a large variety of contexts, where the present delay in receiving usable information of several months has been an impediment to the use of remote sensing technology. This agreement has been converted to a service agreement and now includes use of the entire OSP family of software products.

RESULTS OF OPERATIONS

         The company recognized revenues from the Noranda Agreement of $55,000 for the year ended March 31, 1998 and incurred $132,083 in expenses to service the Noranda Agreement. For the year ended March 31, 1998, the Company experienced a net loss of $5,849,999 or $0.077 per share on a diluted basis.

JOINT VENTURE AND OPERATING ENTITY RELATIONSHIP

         During the fiscal year ended March 31, 1998, the Company completed a series of agreements with Noranda Mining and Exploration Inc. and its affiliates including Falconbridge Limited (collectively, the "Noranda Group"). These agreements provide the Noranda Group with an exclusive license to use the PROBE-1's for commercial mining exploration, as long as the Noranda Group continues to purchase remote sensing services from the Company in certain specified quantities. The Company is entitled to receive fees for services and net smelter royalties or net profit interest royalties from certain discoveries by the Noranda Group using the PROBE-1's. The licensing agreement with the Noranda Group provided a $1,000,000 equity investment in ESSI by way of 200,000 preferred shares, convertible into 1,000,000 shares of common stock and an option to purchase 1,000,000 shares of ESSI common stock at a price of $2.00 per share.

         During the fiscal year ended March 31, 1998, the Company formed a global partnership with EarthWatch Incorporated (a subsidiary of Ball Aerospace) to acquire and market remote sensing information. This partnership included signing of a data reseller agreement in which Earth Search Sciences will provide the HyperView_Product Line of hyperspectral imagery through the EarthWatch Digital Globe(R) Services for worldwide distribution.

         Subsequent to fiscal year ended March 31, 1998, the Company signed a Memorandum of Understanding (MOU) to fly Cherry Creek Drainage, in conjunction with the Forest Wildlife Protection Agency, State of Montana and NASA/Techlink. The purpose of the flight is to collect data specific to the restocking of the West Slope Cutthroat Trout and riparian issues relating to the entire drainage area.

         Subsequent to fiscal year end, the Company made a decision to participate in Geosat's "Hyperspectral Group Shoot 1998". The Company will provide PROBE-1 hyperspectral imagery to the oil and minerals exploration, environmental assessment, and agriculture end-user community, for an evaluation by these communities of its applications potential.

         Subsequent to fiscal year end, the Company collected hyperspectral data for Desert Research Institute ("DRI") in the Kelso Dunes area in southeastern California. The project completed for DRI was to detect change in arid vegetation cover using Hyperspectral data in the region known as the Providence Mountains. Detection of disturbance is these regions will aid in assessment of ecosystem status and global climate change. The remote sensing data combined with ground measurements will examine spectral changes occurring concurrently with observed changes in percent green cover. Before and after disturbance imagery will be collected coincident with ground assessments of vegetation cover. Future collaboration is expected with DRI.

         Dr. Larry Lass, University of Idaho teamed with Earth Search Sciences on a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon) to prove the use of hyperspectral imagery for control and eradication of noxious weed intrusion. The results of which will enable Earth Search to determine the applicability of PROBE-1 technology to this potentially lucrative agricultural market.

         During the fiscal year ended March 31, 1998, several proposals have been developed to partner with private industry, universities and state and Federal agencies to develop, package and deliver competitive advanced technology products and services. This approach provides solutions to critical environmental restoration and waste management problems, while furthering national business and technology goals.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None
                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

         Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

     (a)(1) Consolidated Financial Statements              Page in this Report

            Reports of Independent Accountants                   F-1
            Balance Sheet at March 31, 1998 and 1997             F-2
            Statement of Loss for the Years
             Ended March 31, 1998, 1997 and 1996                 F-3
            Statement of Changes in Shareholders'
             Equity (Deficit) for the Years Ended
             March 31, 1998, 1997 and 1996                      F-4/F-5
            Statement of Cash Flows for the Years
             Ended March 31, 1998, 1997 and 1996                 F-6
            Notes to Financial Statements                       F-8/F-22

     (a)(2) Financial Data Schedules                       Electronically Filed

     (b)    Reports on Form 8-K.                           Electronically Filed
            Filed a Form 8-K on April 9, 1997
            Filed a Form 8-K on June 19, 1997
            Filed a Form 8-K on July 9, 1997
            Filed a Form 8-K on August 14, 1997
            Filed a Form 8-K on August 26, 1997
            Filed a Form 8-K on December 19, 1997
            Filed a Form 8-K on January 23, 1998
            Filed a Form 8-K on February 6, 1998
            Filed a Form 8-K on March 31, 1998


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

                                        EARTH SEARCH SCIENCES, INC.



                                        By /s/ Larry F. Vance
                                        Larry F. Vance
                      Chairman and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on July 15, 1998.


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

/s/ Tami Story               Director
Tami J. Story

/s/ Rory J. Stevens          Director
Rory J. Stevens

                                   Report of Independent Accountants


To the Board of Directors and Shareholders of Earth Search Sciences, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of loss, of redeemable common stock and nonredeemable shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Earth Search Sciences, Inc. and its subsidiaries (collectively, the Company, a development stage company) at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 and for the period from inception (May 15, 1984) through March 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has not generated significant operating revenues to date. In addition, the Company has suffered recurring losses since its inception and, at March 31, 1998, has a deficit aggregating $14,083,201 accumulated during its development stage and an excess of current liabilities over current assets of $882,363. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
April 23, 1998

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                          March 31,
                                                      1998          1997
                                                  -----------    -----------
Assets
Current assets:
   Cash         $                                      42,600    $    51,666
    Other current assets (Note 1)                     675,648              -
                                                  -----------    -----------

      Total current assets                            718,248         51,666

Property and equipment (Note 3)                     3,979,179      3,840,460
Other long-term assets (Notes 1 and 11)               183,225         59,788
                                                  -----------    -----------

      Total assets                                $ 4,880,652    $ 3,951,914
                                                  ===========    ===========

Liabilities, Redeemable Common Stock and
Nonredeemable Shareholders' Deficit
Current liabilities:
   Notes payable (Note 5)                         $    89,080    $   203,250
   Accounts payable                                   671,332      1,764,836
   Accrued payroll taxes                               18,449         64,733
   Accrued interest (Notes 5 and 6)                   281,750        406,273
   Payable to Probe 1 Joint Venture (Note 1)          500,000              -
   Unearned revenue (Note 1)                           40,000              -
   Cash advances and deposits (Note 5)                      -      3,082,125
                                                  -----------    -----------

        Total current liabilities                   1,600,611      5,521,217

Long-term liabilities:
   Shareholder loans (Note 6)                         104,090         37,090
   Capital lease obligation (Note 3)                2,029,410              -
   Deferred officers' compensation (Note 4)         1,387,461        779,818
   Minority interests (Note 10)                     2,247,000         56,554
                                                  -----------    -----------

        Total liabilities                           7,368,572      6,394,679
                                                  -----------    -----------

Commitments and contingencies (Notes 10 and 12)

Redeemable common stock, $.001 par value,
 1,725,914 shares issued and outstanding
 at March 31, 1998 and 1997 (Note 10)                 517,845        517,845
                                                  -----------    -----------

Nonredeemable shareholders' deficit(Notes 1, 8, 9 and 10):

   Series A preferred stock; 200,000 shares
    authorized, issued and outstanding at
    March 31, 1998                                  1,000,000              -
   Common stock, $.001 par value; 200,000,000
    shares authorized; 84,792,576 and 68,530,779
    shares, respectively, issued and outstanding       84,792         68,531
   Additional paid-in capital                       9,827,644      5,204,061
   Common stock subscribed                            165,000              -
   Deficit accumulated during the development
    stage                                         (14,083,201)    (8,233,202)
                                                  -----------    -----------
                                                   (3,005,765)    (2,960,610)

     Total liabilities, redeemable common stock
      and nonredeemable shareholders' deficit     $ 4,880,652    $ 3,951,914
                                                  ===========    ===========

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Loss
--------------------------------------------------------------------------------

                                        From inception
                                        (May 15, 1984)
                                            through
                                            March 31,            For the year ended March 31,
                                             1998               1998            1997           1996
                                        --------------      -----------
Revenue                                 $      76,332       $    55,000    $         -    $     6,332
Cost of services provided                    (132,083)         (132,083)             -              -
                                        -------------       -----------    -----------    -----------
Gross margin                                  (55,751)          (77,083)             -              -
                                        -------------       -----------    -----------    -----------

Expenses:
    Exploration (Note 1)                    1,960,992           356,988        606,169        150,419
    Depreciation                              290,994            42,768         29,668         20,004
    General and administrative              8,846,908         3,062,669      1,646,063      2,143,013
                                        -------------       -----------    -----------    -----------
                                           11,098,894         3,462,425      2,281,900      2,313,436
                                        -------------       -----------    -----------    -----------

Loss from operations                      (11,154,645)       (3,539,508)    (2,281,900)    (2,307,104)

Interest income                                27,451            17,449              -          6,762
Interest expense (Notes 5 and 6)           (1,434,041)         (689,600)      (305,297)      (107,950)
Other expense (Note 10)                      (473,340)         (473,340)             -              -
                                         -------------      -----------    -----------    -----------
Loss before minority interest             (13,034,575)       (4,684,999)    (2,587,197)    (2,408,292)

Minority interest in losses of
 consolidated subsidiaries                     37,374                 -         37,374              -
                                        -------------       -----------    -----------    -----------

Loss before extraordinary item            (12,997,201)       (4,684,999)    (2,549,823)    (2,408,292)
Extraordinary items, net (Notes 3 and 5)   (1,086,000)       (1,165,000)             -              -
                                        -------------       -----------    -----------  -------------

Net loss                                $ (14,083,201)      $(5,849,999)   $(2,549,823)   $(2,408,292)
                                        =============       ===========    ===========    ===========

Shares applicable to basic and diluted
 loss per share                                              76,369,220     66,566,995     53,150,421

Basic and diluted loss per share                                $(0.077)       $(0.038)       $(0.045)

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Redeemable Common Stock and Nonredeemable Shareholders' Equity (Deficit)                      Page 1 of 2
------------------------------------------------------------------------------------------------------------------------------------
                                                          Nonredeemable shareholder's equity (deficit)
                                       ----------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                                         accumulated
                                 Redeemable                                                               during the
                                common stock    Preferred stock              Common stock              developmenTreasury
 Description                   Shares   Amount  Shares    Amount  Shares    Amount   APIC    Subscribed stage     stock    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 15, 1984
 (date of inception)               -     $ -                             -       -                     $ -             -        -
   Issuance of common stock
   to incorporators for cash
   (Notes 1 and 9)                                               7,000,000   7,000    28,000                                 35,000
   Net loss                                                                                              (604)                 (604)
                               -----------------------------------------------------------------------------------------------------
Balance at March 31, 1985           -      -        -         -  7,000,000   7,000    28,000               (604)         -   34,396
   Issuance of common stock
    in connection with public
    offering net of offering costs
    of $23,892 (Notes 1 and 9)                                   2,129,100   2,129    80,434                                 82,563
   Issuance of common stock in
    connection with merger
    (Notes 1 and 9)                                             13,639,600  13,640   (12,640)                                 1,000
   Net loss                                                                                            (27,451)             (27,451)
                               -----------------------------------------------------------------------------------------------------
Balance at March 31, 1986           -      -        -         - 22,768,700  22,769    95,794             (28,055)        -   90,508
   Net loss                                                                                            (47,625)             (47,625)
                               -----------------------------------------------------------------------------------------------------
Balance at March 31, 1987           -      -        -         - 22,768,700  22,769    95,794             (75,680)        -   42,883
   Acquisition of treasury
    stock (Notes 1 and 9)                                                                                        (33,000)   (33,000)
   Net loss                                                                                           (102,616)            (102,616)
                               -----------------------------------------------------------------------------------------------------
Balance at March 31, 1988           -      -        -        -  22,768,700  22,769    95,794            (178,296)  (33,000) (92,733)
   Net loss                                                                                           (123,463)            (123,463)
                               -----------------------------------------------------------------------------------------------------
Balance at March 31, 1989                                       22,768,700  22,769    95,794            (301,759)  (33,000)(216,196)
   Net loss                                                                                           (256,125)            (256,125)
                               -----------------------------------------------------------------------------------------------------
Balance at March 31, 1990           -      -        -        -  22,768,700  22,769    95,794            (557,884)  (33,000)(472,321)
   Issuance of common stock
    in exchange for services rendered                            1,944,977   1,945    56,655                                 58,600
   Sale of treasury stock (Note 9)                                                    98,500                        26,000  124,500
   Net loss                                                                                           (171,742)            (171,742)
                               -----------------------------------------------------------------------------------------------------
Balance at March 31, 1991           -      -        -        -  24,713,677  24,714   250,949            (729,626)   (7,000)(460,963)
   Issuance of common stock
    for cash                                                     3,335,196   3,335   235,729                                239,064
   Issuance of common stock to
     a director pursuant to stock option                         1,000,000   1,000     9,000                                 10,000
   Issuance of common stock
     in exchange for services rendered                             872,000     872    84,188                                 85,060
   Issuance of common stock in
     exchange for mineral properties
     (Notes 1 and 2)                                             1,500,000   1,500    73,500                                 75,000
   Issuance of common stock
     in exchange for equipment                                     140,000     140     7,768                                  7,908
   Sale of treasury stock
     (Notes 1 and 9)                                                                  54,500                         7,000   61,500
   Net loss                                                                                            (749,259)           (749,259)
                                ----------------------------------------------------------------------------------------------------
Balance at March 31, 1992            -       -       -       -  31,560,873  31,561   715,634           (1,478,885)       - (731,690)
   Issuance of common stock for cash                             2,308,611   2,308    78,192                                 80,500
   Issuance of common stock in exchange
     for services rendered (Notes 1 and 9)                       1,810,000   1,810    52,583                                 54,393
   Issuance of common stock in exchange
     for notes payable or accounts payable                       2,404,697   2,405    98,968                                101,373
   Net loss                                                                                            (333,657)           (333,657)
                                 ---------------------------------------------------------------------------------------------------
Balance at March 31, 1993            -       -       -       -  38,084,181  38,084   945,377           (1,812,542)       - (829,081)
   Issuance of common stock for cash                             2,043,904   2,044    67,456                                 69,500
   Issuance of common stock in exchange
     for services rendered (Note 1 and 9)                          125,000     125     6,125                                  6,250
   Issuance of common stock in exchange
     for notes payable or accounts payable
     (Notes 1 and 9)                                             8,405,094   8,405   241,490                                 249,895
   Net loss                                                                                            (340,004)           (340,004)
                                  --------------------------------------------------------------------------------------------------
Balance at March 31, 1994            -       -       -       -  48,658,179  48,658  1,260,448          (2,152,546)     -   (843,440)

                           The accompanying notes are an integrated part of these financial statements

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Redeemable Common Stock and Nonredeemable Shareholders' Equity (Deficit)                      Page 2 of 2
------------------------------------------------------------------------------------------------------------------------------------
                                                          Nonredeemable shareholder's equity (deficit)
                                       ----------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                                         accumulated
                                 Redeemable                                                               during the
                                common stock    Preferred stock              Common stock              developmenTreasury
 Description                   Shares   Amount  Shares    Amount  Shares    Amount   APIC    Subscribed stage     stock    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994           -         -       -       - 48,658,179  48,658  1,260,448          (2,152,546)         (843,440)
   Issuance of common stock for cash                               360,000     360     17,640                                18,000
   Issuance of common stock in exchange
     for services rendered, excluding
     treasury stock (Notes 1 and 9)                                200,000     200      9,800                                10,000
   Conversion of debentures into shares
     of common stock, excluding treasury
     stock (Note 9)                                                531,821     532     20,696                                21,228
   Issuance of common stock in exchange
     for equipment (Note 9)                                        250,000     250     12,250                                12,500
   Common stock relinquished to the
     Company (Notes 6 and 9)                                                                             (705,935)         (705,935)
   Sale of treasury stock (Note 9)                                                                         95,325            95,325
   Issuance of treasury stock in exchange
     for services rendered (Notes 2 and 9)                                                                169,141           169,141
   Conversion of debentures thorugh issuance
     of treasury stock (Note 9)                                                                           273,787           273,787
   Stock purchase warrants and options
     issued (Notes 2 and 8)                                                           172,500                               172,500
   Adjustment resulting from issuance of
     treasury stock (Notes 1 and 9)                                                  (167,118)            167,118                 -
   Net loss                                                                                            (1,122,541)       (1,122,541)
                                  --------------------------------------------------------------------------------------------------
Balance at March 31, 1995             -        -       -      - 50,000,000  50,000  1,326,216          (3,275,087) (564) (1,899,435)
   Issuance of common stock
     for cash (Note 9)                                           1,058,880   1,059    191,341                               192,400
   Issuance of common stock in
     exchange for services (Note 9)                              1,379,355   1,379    271,497                               272,876
   Conversion of debentures into
     shares of common stock (Note 9)                             3,596,861   3,596    566,978                               570,574
   Liquidation of shareholders' loans
     for shares of common stock (Note 9)                        10,466,567  10,467    695,468                               705,935
   Adjustment to additional paid-in
     capital related to sale of subsidiary
     common stock (Note 9)                                                            109,970                               109,970
   Stock purchase warrants and options
     issued (Note 9)                                                                1,150,000                             1,150,000
   Shares issued to a related party (Note 9)                        50,000      50      8,450                                 8,500
   Purchase of treasury stock (Note 9)                                                                            (15,000)  (15,000)
   Adjustment resulting from issuance
     of treasury stock                                                                  1,000                      (1,000)        -
   Sale of treasury stock                                                                                          16,564    16,564
   Net loss                                                                                            (2,408,292)       (2,408,292)
                                  --------------------------------------------------------------------------------------------------
Balance at March 31, 1996             -        -       -      - 66,551,663  66,551  4,320,920          (5,683,379)     - (1,295,908)
   Issuance of common stock in
     exchange for services
     rendered (Note 9)                                           1,836,140   1,837    535,404                               537,241
   Issuance of common stock in
     exchange for instrument     1,000,000  400,000                                                                               -
   Conversion of debentures into
     shares of common stock
     (Note 9)                                                      828,890     829    345,699                               346,528
   Issuance of common stock for
     shares of subsidiary
     common stock                                                   40,000      40      2,960                                10,000
   Adjustment to additional paid-in
     capital related to sale of
     subsidiary common stock
     (Note 9)                                                                         116,197                               109,197
   Common stock subject to
     potential rescission
     offering                    725,914   117,845                (725,914)   (726)  (117,119)                             (117,845)
   Net loss                                                                                            (2,549,823)       (2,549,823)
                                 ---------------------------------------------------------------------------------------------------
Balance at March 31, 1997   1,725,914   517,845    -       - 68,530,779  68,531  5,204,061          (8,233,202)      -   (2,960,610)
   Issuance of common stock
     in exchange for services
     (Note 10)                                                   1,286,476   1,286    350,329                               351,615
   Issuance of common stock
     for cash                                                      870,334     870    179,130                               180,000
   Shares issued in conjunction
     with sale/leaseback for
     purchase of Probe 1 (Note 3)                                1,000,000   1,000    374,000                               375,000
   Issuance of common stock for
     shares of subsidiary common
     stock (Note 10)                                             1,252,000   1,252     55,302                                56,554
   Issuance of common stock for
     shares of Skywatch common
     stock (Note 10)                                             1,185,199   1,185    472,155                               473,340
   Conversion of debentures into
     shares of common stock (Note 5)                               865,988     866    160,197                               161,063
   Issuance of common stock in lieu
     of future lease payments (Note 3)                           1,725,000   1,725    498,275                               500,000
   Issuance of stock subscription
     in lieu of future lease
     payments (Note 3)                                                                         165,000                      165,000
   Issuance of common stock in lieu
     of debt obligations (Note 5)                                8,076,800   8,077   2,334,195                            2,342,272
   Issuance of warrant for cash proceeds
     to minority holder in Probe 1 LC
     (Note 10)                                                                         200,000                              200,000
   Conversion of note payable for
     Series A preferred stock
     (Notes 4 and 10)                         100,000    500,000                                                             500,000
   Issuance of Series A preferred
     stock for cash (Note 10)                 100,000    500,000                                                             500,000
  Net loss                                                                                             (5,849,999)       (5,849,999)
                                ----------------------------------------------------------------------------------------------------
Balance at March 31, 1998  1,725,914 $517,845 200,000 $1,000,000 84,792,576 $84,792 $9,827,644 $165,000$(14,083,201) $- $(3,005,765)
                           =========  ======= =======  ========= ==========  ======  =========  ======= ===========   =  ==========

Earth Search Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                       From inception
                                                       (May 15, 1984)
                                                           through
                                                          March 31,          For the year ended March 31,
                                                            1998          1998           1997           1996
                                                       -------------- -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                           $(14,083,201)  $(5,849,999)   $(2,549,823)   $(2,408,292)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Notes payable issued for services and
         interest expense                                    36,892             -              -              -
       Common stock issued for services and
         interest expense                                 1,655,755       364,912        730,674        322,974
       Common stock issued for Skywatch stock               473,340       473,340              -              -
       Treasury stock issued for services                   169,141             -              -              -
       Subsidiary common stock issued for compensation    1,000,000     1,000,000              -              -
       Expense resulting from issuance of warrants
         and options to purchase common stock             1,322,500             -              -      1,150,000
       Charge-off of capitalized costs for
         mineral properties                                 206,715             -              -              -
       Extraordinary items                                1,086,000     1,165,000              -              -
       Loss attributed to minority interest                 (37,374)            -        (37,374)             -
       Depreciation                                         415,994       167,768         29,668         20,004
       Amortization of lease discount                       404,410       404,410              -              -
       Loss(gain) on sale of equipment                          997             -              -         (5,765)
       Changes in assets and liabilities:
          Other assets                                     (158,873)      (99,085)        69,988       (128,939)
          Accounts payable                                  888,034      (893,504)     1,576,018         88,916
          Accrued liabilities                               520,666        20,105        129,593         89,916
          Unearned revenue                                   40,000        40,000              -              -
          Deferred officers' compensation                 1,387,461       607,643        187,258        240,320
                                                       ------------   -----------    -----------    -----------
Net cash used for operating activities                   (4,671,543)   (2,599,410)       136,002       (630,866)
                                                       ------------   -----------    -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                 (4,061,927)     (306,487)    (3,347,852)       (87,611)
    Advance deposits                                      3,300,000       217,875      2,582,125        500,000
    Proceeds from sale of property and equipment             33,527             -              -         15,700
                                                       ------------   -----------    -----------    -----------
    Net cash used for investing activities                 (728,400)      (88,612)      (765,727)       428,089
                                                       ------------   -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from notes payable                           1,919,705       524,956              -        569,267
    Repayments on notes payable                            (250,451)      (40,000)       (95,500)        (9,062)
Proceeds from shareholder loans                           1,288,694       102,000              -              -
    Repayments of shareholder loans                        (942,852)      (35,000)       (59,429)       (68,023)
    Issuance of common stock                                908,027       180,000              -        192,400
    Issuance of subsidiary common stock                     570,095       247,000        165,995        157,100
    Purchase of treasury stock                              (48,000)            -              -        (15,000)
    Proceeds from sale of treasury stock                    297,325             -              -         16,000
    Issuance of Series A preferred stock                    500,000       500,000              -              -
    Proceeds from establishment of joint venture          1,000,000     1,000,000              -              -
    Issuance of warrant to purchase common stock            200,000       200,000              -              -
                                                       ------------   -----------    -----------    -----------

Net cash provided by financing activities                 5,442,543     2,678,956         11,066        842,682
                                                       ------------   -----------    -----------    -----------

Net increase (decrease) in cash                              42,600        (9,066)      (618,659)       639,905
Cash at beginning of period                                       -        51,666        670,325         30,420
                                                       ------------   -----------    -----------    -----------
Cash at end of period                                  $     42,600   $    42,600    $    51,666    $   670,325
                                                       ============   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Summary of Operations

     The Company was incorporated on May 15, 1984, pursuant to the laws of the state of Utah, under the name Turnabout Corporation. In November 1984, the Company commenced a public offering of its common stock.

     In December 1985, the Company acquired all of the outstanding shares of common stock of a privately held company known as Earth Search Sciences, Inc. (ESSI), a Utah corporation formed on August 29, 1985. The Company issued 13,639,600 shares of its common stock in exchange for ESSI's outstanding shares. This merger was a reverse acquisition and was accounted for as a pooling of interests. Accordingly, the assets and liabilities of the two companies were combined at their recorded net book values. ESSI's principal assets were unpatented mining claims in Alaska that were acquired from ESSI's incorporators at a cost of $126,715. ESSI's operations were the continuing operations of the Company, and ESSI was the entity which had substance and control both before and after the merger. In August 1987, the Company changed its name to Earth Search Sciences, Inc., and in November 1987, the former subsidiary was dissolved.

     The Company has three subsidiaries: Earth Search Resources, Inc.; Bear Creek Exploration, Inc. ("Bear Creek"); and Quasar Resources, Inc. ("Quasar"). As of March 31, 1996, these entities were not operational; however, during the periods from February through April 1996 and from October 1997 through February 1998, the Company sold 30 percent of Quasar and approximately 10 percent of Earth Search Resources, Inc. in private placement offerings. In the current fiscal year the Company repurchased all outstanding Quasar common stock. See Note 10.

     Effective June 3, 1997, the Company formed a new company, ESSI Probe 1 LC, to acquire the second Probe 1 instrument manufactured by Integrated Spectronics Pty Ltd. of Australia. The new Company is a joint venture managed by Earth Search Sciences, Inc and owned 50 percent by Earth Search Sciences, Inc. which contributed certain rights and a promise to pay $500,000, and 50 percent by two shareholders who contributed $1 million for their interest in the new company. Under the terms of the joint venture arrangement, Earth Search Sciences, Inc. will use the Probe 1 instrument for the identification and exploitation of minerals, as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is scheduled for delivery during fiscal 1999.

     The Company's remaining obligation to the joint venture includes payment of $500,000. Such amount has not been paid as of year end and is reflected as Payable to Probe 1 Joint Venture within the March 31, 1998 balance. Since the accounts of the joint venture are consolidated with those of the Company, the offsetting receivable to the joint venture is reflected in the consolidated financial statements as a current asset.

     The Company's activities have included the acquisition of the ATM imagery database which can be utilized by the Company in mineral property exploration activities or the development of information that can be sold to third parties (see Note 3). In addition, the Company has acquired mineral properties and has performed certain exploration work. Direct exploration costs incurred to date have been principally geologists' salaries and consulting fees.

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

     In addition, the Company has established a non-exclusive agreement with the University of Utah Research Institute ("UURI") and its center for remote sensing to mutually conduct, on a project-by-project basis, research and development activities relating to remote sensing. UURI is obligated to provide technical support for mineral and petroleum exploration, related environmental analysis, and laboratory and field training. The Company provides geological personnel and funding for the projects.

     Going concern
     The Company is experiencing working capital deficiencies because it has incurred operating losses and has not generated significant operating revenues to date. In addition, the Company has been unable to meet some of its financial obligations. The Company has operated with funds received from the sale of its common stock and the issuance of notes. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate operating revenues to sustain ongoing operations.

     Management expects to continue to raise capital through private placement of unissued stock to meet its financial obligations and cash requirements. In addition, management believes that the license and service agreements with the Noranda Group (see Note 13) will allow the Company to generate operating revenues and additional cash flow. However, there can be no assurance that the Company will be able to raise such capital or to generate operating revenues to sustain its operations.

     Development stage enterprise
     The Company is considered a development stage company. The Company's planned principal operations have commenced, but have not resulted in any significant revenue to date. Pursuant to the requirements of Financial Accounting Standards Board Statement No. 7, the Company has included in the accompanying financial statements its cumulative results of operations, changes in shareholders' deficit and cash flows from the Company's inception (May 15, 1984) through March 31, 1998.

     Principles of consolidation
     The consolidated financial statements include the accounts of Earth Search Sciences, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. The Company's financial statements reflect minority interests in subsidiaries for non-controlling interests held by third parties in Earth Search Resources and ESSI Probe 1 LC.

     Revenue recognition
     Revenue generated and expenses incurred from the performance of remote sensing activities are recognized as corresponding services are performed. Revenues of $55,000 generated during fiscal 1998 were earned exclusively from remote sensing services performed on behalf of the Noranda Group (see
     Note 13).

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

     Property and equipment
     Property  and  Equipment  are  stated  at  cost.  The  Company   recognizes
     depreciation on its property and equipment using the straight-line method over estimated useful lives of five to ten years.

     Depletion of mineral properties is calculated using the unit-of-production method. There has been no mining activity performed by the Company on its mineral properties to date; therefore, no depletion is reflected in the accompanying financial statements.

     Income taxes
     Effective April 1, 1994, the Company adopted on a prospective basis Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. FAS 109 requires the recognition of deferred tax assets and liabilities for the expected tax effects from differences between the financial reporting and tax bases of assets and liabilities. In estimating future tax effects, FAS 109 generally considers all expected future events other than enactments of changes in tax law or statutorily imposed rates. The adoption of FAS 109 had no effect on loss or shareholders' deficit.

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


     Net loss per common share
     Earth Search Sciences, Inc. adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, beginning with the Company's third quarter of fiscal 1998. This statement requires the Company to disclose "basic" and "diluted" loss per share and to restate all prior periods presented for comparative purposes.

     The computation of basic loss per share is computed using the weighted average number of common stock shares outstanding. Diluted loss per share is computed using the weighted average number of common stock shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, unless the effect of such incremental shares is anti-dilutive. Options and warrants to purchase shares of common stock in fiscal 1998 and 1997, were not included in the computation of diluted loss per common share because their effect was anti-dilutive.

     Changes in classification
     Certain reclassifications have been made to the fiscal year 1996 and 1995 cumulative financial statements to conform with the financial statement presentation for fiscal year 1997. Such reclassifications had no effect on the Company's results of operations or shareholders' deficit.

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

     Recent accounting pronouncements
     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of both statements is required for fiscal years beginning after December 15, 1997. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income (loss), comprehensive income (loss) including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to have any financial impact on its consolidated financial statements and is currently assessing the impact of the disclosure provisions of the new pronouncements.

2.    Supplemental Cash Flow Information

                                                                Year ended March 31,
                                                               1998           1997
                                                            ------------   ------------
Non-cash financing and investing activities:
      Common stock issued in conjunction with sale/
         lease of  Probe 1 (Note 3)                         $   375,000    $       -
      Notes payable issued to settle advance
         deposits                                             2,200,000            -
      Notes payable converted into common
        stock (Notes 5 and 10)                                2,740,038      346,528
      Common stock issued in lieu of future lease
        payments (Note 3)                                       500,000            -
      Common stock subscription issued in lieu of future
        lease payments (Note 3)                                 165,000            -
      Common stock issued for subsidiary common
        stock  (Note 10)                                         56,554        3,000
      Note payable converted into Series A
        preferred stock (Note 10)                               500,000            -
      Redeemable common stock issued for
        scanner (Note 10)                                             -      400,000

3.   Property and Equipment

     Property and equipment consist of the following:
                                                           March 31,
                                                      1998           1997
                                                  -----------    -----------

         Mineral properties (A)                   $     5,833    $     5,833
         ATM imagery database (B)                     134,000        134,000
         Computers and software                        70,446         57,490
         Vehicles and equipment                        95,603         53,053
         Fixed assets under capital lease (C)       2,500,000              -
         Construction in progress (D)               1,520,000      3,770,000
                                                  -----------    -----------
                                                    4,325,882      4,020,376

         Accumulated depreciation                    (346,703)      (179,910)
                                                  -----------    -----------
                                                  $ 3,979,179    $  3,840,460
                                                  ===========    ============

(A) In December 1993, the Company acquired a 58% working interest in mineral tracts aggregating 3,389 acres in Colorado. The mineral interest was acquired through a joint venture with Emerald Operating Company located in Denver, Colorado. Presently, management is evaluating the commercial viability of the property and the Company has expended $15,000 in geological exploration costs.

(B) In the summer of 1987, the Company obtained a database providing airborne multispectral scanner imagery over sites in Oregon and Nevada. The imagery, gathered by an airplane using a thematic mapper scanner, was recorded on high density digital tape and later decompressed into computer compatible data. This database includes imagery produced in photographic form (hard copy), as well as the data on digital tape. Such imagery was then interpreted by a geologist having expertise in the ATM method. The initial interpretation was completed in June 1988, and produced approximately 500 anomalies that necessitate exploration work to determine mineralization.

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

(C) During fiscal 1996, the Company entered into agreements to have an Australian company manufacture three airborne hyperspectral scanners for $2.5, $2.02 and $1.9 million, respectively. In June 10, 1997, the Company completed a sales-leaseback transaction for the first scanner "Probe 1". The instrument was sold for its cost of $2,500,000. The terms of the leaseback are as follows: 1) the Company will lease Probe 1 for $250,000 per year bearing interest of prime plus 2% for three years; 2) at any time during the above lease period but no later than April 10, 2000, the Company must repurchase the instrument for $3,500,000 net of any lease payments;
     3)at any time prior to the repurchase, the lessor may convert the remaining obligation into shares of Earth Search Sciences, Inc. common stock at a conversion rate of 40% of the stock's then fair market value. In the event Earth Search is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor; 4) the Company issued to the lessor 1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additiona1 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and 5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. The Company recorded a capital lease obligation of $3,500,000 (net of a debt discount of $1,375,000) and $375,000 in shareholders' deficit related to the shares of common stock and stock purchase warrants issued in conjunction with the above transaction.

     On January 5, 1998, 1,725,000 restricted shares of the Company's common stock were issued in lieu of the first two lease payments due on April 10, 1998 and 1999. As further consideration, the Company agreed to issue an additional 1,000,000 restricted shares of the Company's common stock to
     retire  the  warrant   issued  in  conjunction   with  the   sale/leaseback
     transaction mentioned above. These shares were not issued as of March 31, 1998; the value of these shares is shown as common stock subscribed in the Company's financial statements. The Company recognized an extraordinary loss of $165,000 (basic and diluted loss per share of $0.002) from the debt extinguishment during the fourth quarter of fiscal 1998 as a result of the settlement of the lease payments.

     The cost of equipment under capital leases at March 31, 1998 was $2,500,000 with related accumulated amortization of $125,000.

     Total future minimum lease payments remaining under the non-cancelable capital lease is $3,000,000. The total amount is due during fiscal 2001. The interest portion of the remaining lease payment is $970,590. The present value of the capital lease obligation is $2,029,410.

(D) The Company accepted delivery of the first scanner during fiscal 1998. The Company has paid $1,520,000 to date on the second airborne hyperspectral scanner, which is recorded as construction-in-process at March 31, 1998. The Company has a commitment to pay the remaining $500,000 on the second instrument upon its completion, expected to be in fiscal 1999. During fiscal 1998, the Company violated payment terms for the third instrument and will no longer receive delivery of this scanner.

4.   Deferred Officers' Compensation

     Deferred compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, Chief Executive Officer, President and Secretary). Partial salaries have been paid to such officers since the inception of the Company. The Company recorded deferred officer compensation of $418,550, $187,258 and $240,520 during the years ended March 31, 1998, 1997 and 1996, respectively. Interest on deferred officer compensation is accrued at 8.5% annually. The Company accrued interest for deferred officer compensation of $88,721, $63,534, and $35,224 for the years ended March 31, 1998, 1997 and 1996, respectively. The Company and certain officers have agreed that payment of the compensation will be deferred until and unless the Company achieves adequate cash flow from operations. Management has not and does not presently anticipate sufficient cash flow from operations for the succeeding year; accordingly, the deferred officers' compensation has been classified as a noncurrent liability in the accompanying consolidated balance sheet at March 31, 1998 and 1997.

5.   Notes Payable

     During the years ended March 31, 1996 and 1995, the Company obtained interim working capital by issuing unsecured promissory notes with rights of conversion. The terms of these debt instruments are typically for an initial period of ninety days or one year and are renewable at maturity for one year. The notes bear interest at 12.0% to 12.99%. Holders of the notes have the right to convert the principal amount plus interest into restricted shares of the Company common stock, subject to the terms in the promissory notes. As of March 31, 1998 and 1997, the Company has various convertible notes aggregating $89,080 and $203,250, respectively. Interest paid on such notes during the years ended March 31, 1998, 1997 and 1996 aggregated $15,384, $11,801 and $2,500, respectively.

     In fiscal 1998 and 1997, $161,063 and $346,528, respectively, of notes outstanding plus accrued interest were converted into common stock at the agreed upon conversion rates. In 1997, certain notes contained conversion provisions at 50% of fair value at the date of conversion. As such, the Company recognized $61,937 in additional interest expense due to the conversions.

     In June 1997, the Company signed a promissory note for $2,200,000 to settle obligations for cash advances of $1,200,000 received as deposits for the first hyperspectral scanner (see Note 3). The Company recognized an extraordinary loss of $1,000,000 (basic and diluted loss per share of $0.013) from debt extinguishment, during the first quarter of fiscal 1998 as a result of the settlement. In January 1998, the Company settled the $2,200,000 note plus accrued interest of $142,000 by issuing 8,076,800 restricted shares of the Company's common stock and a warrant to purchase 1,000,000 restricted shares of the Company's common stock at an exercise price of $2 per share. No value was assigned to the warrant.

     In August 1997, the Company signed a promissory note for $500,000. The note bore interest at 12 percent. During January 1998, the note was converted to 100,000 shares of the Company's Series A preferred stock.

6.   Shareholder Loans

     The Company has financed its development stage activities in part by funds received from advances from shareholders, primarily an officer and director of the Company. It is anticipated that these advances will be repaid when and if the Company generates cash flow from operations and/or sales of shares of its common stock.

     Outstanding advances bear annual interest at 10%. As of March 31, 1998 and 1997, interest accrued on such advances, aggregating $231,289 and $224,385, respectively, has been included in accrued interest in the accompanying consolidated balance sheet.

7.   Income Taxes

     The Company recorded no provision for income taxes in fiscal 1998, 1997 and 1996 due to the operating losses incurred from inception to date.

     The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                           March 31,
                                                      1998           1997
                                                  -----------    -----------
     Net operating loss carryforwards             $(4,080,747)   $(2,981,354)
     Accrued liabilities                             (705,172)      (311,927)
                                                  -----------    -----------
     Gross deferred tax assets                     (4,785,919)    (3,293,281)

     Deferred tax assets valuation allowance        4,785,919      3,293,281
                                                  -----------    -----------
                                                  $         -    $         -
                                                  ===========    ===========

     The deferred tax asset has been fully reserved in accordance with FAS 109 because the Company cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

     The benefit for income taxes differs from an amount computed using the statutory federal income tax rate as follows:

                              Year ended March 31,
                                 1998 1997 1996
                                                       ----------     -----------    ----------
     Benefit from income taxes at statutory rate       $2,340,000     $ 1,019,929    $ 963,317
      Decrease in benefit resulting from:
       Deferred tax valuation allowance                (2,340,000)     (1,019,929)    (963,317)
                                                       ----------     -----------    ---------
                                                       $        -     $         -    $       -
                                                       ==========     ===========    =========


     The Company has tax net operating loss carryforwards at March 31, 1998 of $10,201,868. Such carry forwards may be used to offset taxable income, if any, in future years through their expiration in 2000 to 2013. Future expiration of tax loss carryforwards, if not utilized, are as follows:
     2000, $604; 2001,  $27,451;  2002,  $47,625;  2003,  $102,616;  thereafter,
     $10,023,572. The annual amount


     of tax loss carryforward which can be utilized may be limited due to the substantial changes in the Company's ownership which have occurred or may occur in the future. Such limitations could result in the expiration of a part of the carryforwards before their utilization.

8.   Officer and Director Stock Options

     At March 31, 1995, the Board of Directors awarded the Chairman of the Board stock options to purchase 1,500,000 shares of restricted common stock as part of his deferred compensation agreement.

     In April 1995, the Board of Directors granted options through employment agreements for the Company's President and Chairman of the Board to each purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.21 per share. Fifty percent of the options are exercisable at any time. The remaining fifty percent are deemed "Performance Options" and are exercisable as follows: (I) one-third shall become exercisable if and when the Company reports a positive net after tax profit for any fiscal year commencing on or after March 31, 1995; (II) another one-third shall become exercisable if and when the Company reports a net after tax profit of greater than $1 million for any fiscal year commencing on or after March 31, 1996; (III) all of the options shall become exercisable if and when the Company reports a net after tax profit of greater than $2 million for any fiscal year commencing on or after March 31, 1996; and IV) any remaining options which have not become exercisable as aforesaid shall become null and void when the Company reports its net after tax profits or losses for the fiscal year ending March 31, 1998. Any options remaining unexercised on December 31, 2004 shall lapse and be deemed null and void. The Company recognized $1,150,000 in compensation expense during 1996 related to the granting of the above non performance stock options, which represents the difference between fair value and the exercise price at the grant date.

     Notwithstanding the foregoing, all Performance Options issued during March and April 1995 to these employees become immediately exercisable if employment is terminated by the Company without cause or by the employee with cause. In the event of proposed dissolution or liquidation of the Company or in the event of a transfer of more than 50% of the outstanding shares of the Company, or the sale of all or substantially all of the assets of the Company, to a person or persons who were not, as of April 8, 1995, shareholders or employees of the Company (a "Change in Control"), all Performance Options become immediately exercisable.

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

     In June 1996, the Board of Directors, through employment agreements, granted to the Company's Chief Executive Officer options to purchase an aggregate of 2,500,000 shares of the common stock of the Company at a purchase price of fifty percent (50%) of the losing market price per share. Fifty percent (50%) of the options are exercisable at any time. The remaining fifty percent (50%) of the options are deemed Performance Options, and may be exercised upon completion by the Officer of a financing for the Company. Upon the Company reporting a net after tax profit of greater than five million dollars for any fiscal year, the Officer will receive a bonus equal to the number of options unexercised multiplied by the purchase price per share grossed up for taxes. Any options remaining unexercised on December 31, 2006 shall lapse and be deemed null and void.

     On August 5, 1997, the Board of Directors granted to the Company's Chairman, President, Chief Executive Officer and Secretary options to purchase 1,000,000 shares of the Company's common stock at a price equal to $0.50 per share exercisable for a period of 24 months from the date of vesting. The options will be deemed vested for each individual if that individual is employed by the Company on the first date on which the closing market price of the Company's common stock equals or exceeds $0.50 per share for 30 consecutive days, and the options shall lapse and be null and void if they have not become exercisable by July 31, 1999.

     Also in August 1997, the Board of Directors granted to the Company's Chairman, President and Chief Executive Officer options to purchase a total of 4,000,000 shares each of the Company's common stock as follows:

     1. When and if the closing market price of common stock equals or exceeds $1.00 per share for 30 consecutive days, then each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock at a price equal to $1.00 per share exercisable for a period of 24 months from the date of vesting.
     2. When and if the closing market price of common stock equals or exceeds $1.50 per share for 30 consecutive days, then each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock at a price equal to $1.50 per share exercisable for a period of 24 months from the date of vesting.
     3. When and if the closing market price of common stock equals or exceeds $2.00 per share for 30 consecutive days, then each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock at a price equal to $2.00 per share exercisable for a period of 24 months from the date of vesting.
     4. When and if the closing market price of common stock equals or exceeds $2.50 per share for 30 consecutive days, then each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock at a price equal to $2.50 per share exercisable for a period of 24 months from the date of vesting.

     The individual must be employed by the Company on the first date of which the closing market price of the Company's common stock equals or exceeds the relevant price for the options to vest. The options shall lapse and be null and void if they have not become exercisable by July 31, 1999.

     During fiscal 1998, the Board of Directors issued options to various new employees to purchase a total of 7,000,000 shares of the Company's common stock. The exercise prices for these options range from $0.25 to $1.00 per share. The options generally expire three (3) years from date of grant.

     The Company adopted Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, in 1996. This statement allows companies to choose whether to account for stock-based compensation under the current intrinsic method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25) or use a fair value method described in FAS 123. The Company continues to follow the provisions of APB
     25. No compensation cost has been recognized on the Company's stock option grants except as described above, as the options include an exercise price equal to or exceeding the fair value on the date of grant.

     The Company has determined that the pro forma effects of applying FAS 123 would have an immaterial effect on the results of operations for 1998, 1997 and 1996. This determination was made using the following weighted average assumptions:

                                   Fiscal    Fiscal    Fiscal
                                    1998      1997      1996
                                   ------    ------    ------
    Risk-free interest rate         6.05%     6.75%     6.75%
    Expected dividend yield            -         -         -
    Expected lives                  5.43        10        10
    Expected volatility               87%       95%       75%

9.   Stock Options

The following table summarizes the employee stock option transactions described above.

                                  Shares under    Weighted average
                                     option        exercise price
                                   ----------     ----------------

   Balance, March 31, 1995          1,500,000                $0.11
   Options granted                 10,300,000                $0.21
   Options canceled                         -                    -
   Options exercised                        -                    -
                                   ----------     ----------------

   Balance, March 31, 1996         11,800,000                $0.19
   Options granted                          -                    -
   Options canceled                         -                    -
   Options exercised                        -                    -
                                   ----------     ----------------

   Balance, March 31, 1997         11,800,000                $0.19
   Options granted                 23,000,000                $0.18
   Options canceled                         -                    -
   Options exercised                        -                    -
                                   ----------     ----------------

   Balance, March 31, 1998         34,800,000                $0.78
                                   ==========     ================

The weighted average per share fair value of options granted during fiscal 1998 is $0.11.

The following table summarizes information about stock options outstanding at March 31, 1998:

                                                                               Options
                                         Options outstanding                 exercisable
                               ---------------------------------------     ----------------
                                    Weighted
                                   Number                average               Number
               Exercise          outstanding            remaining            exercisable
                price            at 3/31/98          contractual life        at 3/31/98
             -------------     ----------------      -----------------     ----------------
                                     (Years)
                    $0.10            1,500,000                      7            1,500,000
                     0.21           11,300,000                    5.9            5,300,000
                     0.25              750,000                    2.7              750,000
                     0.50            8,750,000                    2.5            1,500,000
                     0.75              250,000                      3                    0
                     1.00            3,250,000                   1.45                    0
                     1.50            3,000,000                   1.33                    0
                     2.00            3,000,000                   1.33                    0
                     2.50            3,000,000                   1.33                    0
                                    ----------
                                    34,800,000

     In addition to the above options, the Company also granted options to purchase 2,500,000 shares at a purchase price of fifty percent (50%) of the losing market price per share. These options lapse on December 31, 2006. Fifty percent (50%) of these options are exercisable at 3/31/98.

10.  Redeemable Common Stock and Nonredeemable Shareholders' Equity

     Redeemable common stock
     In 1997, the Company issued to a vendor 1,000,000 unregistered shares of common stock valued at $400,000 for partial payment of amounts owed to the airborne hyperspectral manufacturer. As part of the stock issuance, the Company granted "put rights" that may require the Company to redeem 1,000,000 shares of its common stock at a redemption price of $.40 per share. The redemption period began on January 28, 1997 and will continue until the contract is completed and final payment is made. If such shareholder does not place a redemption request during the redemption period, the "put right" will expire when the above terms are met by the Company.

     The shares of common stock subject to the "put rights" are presented in the accompanying consolidated balance sheet as redeemable common stock. Such shares have been recorded at their approximate fair market value at the date of issuance. Such fair market value equals the maximum redemption amount.

     Also included in redeemable common stock are amounts related to a potential rescission offering related to certain shares sold in the state of Idaho, (see Note 12).

     Preferred stock
     During the year ended March 31, 1998, the Company issued 200,000 shares of Series A preferred stock: 100,000 of these shares were issued as a result of the conversion of a note payable (Note 5). Each share of preferred stock is convertible into five shares of the Company's common stock. 2,000,000 shares of the Company's common stock have been reserved for issuance upon the conversion of the Series A preferred stock.


Common stock issued
     During the years ended March 31, 1998, 1997 and 1996, the Company issued shares of common stock in exchange for services rendered as follows:


                                            1998          1997           1996
                                         ----------    ---------      ---------
     Consulting and other                $  351,615    $ 537,241(a)   $  273,440
                                         ==========    =========      ==========

     Number of shares issued, including
      treasury stock                      1,286,476     1,836,140(a)   1,374,355
                                         ==========    ==========     ==========

     (a) Inclusive of shares issued in conjunction with the research and development contract disclosed in Note 11.

     During the fiscal years ended March 31, 1998, 1997 and 1996, the Company issued 865,988, 828,890 and 3,596,861 shares of common stock (including treasury stock) to satisfy $99,126, $146,231 and $521,040, respectively, of principal and $61,937, $200,297 and $49,534, respectively, of interest relating to convertible notes payable (see Note 5).

     During fiscal 1998, the Company issued 1,185,199 restricted shares of the Company's common stock in exchange for 1,185,199 shares of Skywatch Exploration, Inc. As a result, the Company now owns 100 percent of Skywatch Exploration, Inc. No value is attributed to the assets acquired; accordingly the fair value of the shares issued, $473,340, is reflected in other expense on the Consolidated Statement of Operations.

     Common stock loans from shareholder
     In fiscal 1995, a shareholder relinquished to the Company 10,466,567 shares of common stock for the Company to use for additional issuances to outside shareholders. The shareholder relinquished all ownership and voting rights; however, the Company was obligated to reissue to the shareholder 10,466,576 replacement shares if and when the shareholders approved a proposed increase in authorized shares from 50,000,000 to 200,000,000. These shares were accounted for as treasury stock and the Company recorded a liability of $705,935 due to shareholder for the fair value of the shares relinquished. Such obligation was included in shareholder loans in the accompanying consolidated balance sheet at March 31, 1995. The Company received shareholder approval in 1996 to increase the number of shares authorized, and as such, the above shares were reissued to the shareholder in 1996.

     Treasury stock
     In May 1987, the Company acquired 3.3 million shares of its common stock from three of its initial incorporators. The purchase price was $33,000, or $.001 per share. Funding for the stock acquisition was obtained through loans from certain shareholders of the Company.

     During the year ended March 31, 1991, the Company sold 2,600,000 shares of its treasury stock in eleven separate transactions, resulting in aggregate proceeds of $124,500. Prices for the shares ranged from $.03 per share to $.12 per share, with the average price approximating $.05 per share. Selling expenses paid from the proceeds totaled $5,000.

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

     Stock warrants
     Warrants to purchase 1,500,000 shares of common stock at $.21 per share were issued to an investment banker in connection with financial advisory services provided. The estimated fair value of the warrants aggregated $15,000. Such value was recorded as general and administrative expenses for the year ended March 31, 1995, with a corresponding increase to additional paid in capital as of March 31, 1995. The warrants expire on March 1, 2000.

     At March 31, 1998, additional warrants to purchase 4,000,000 shares of the Company's common stock are outstanding, with exercise prices ranging from $1.30 to $2.00 per share.

     Private placement of Quasar common stock
     In 1997 and 1996, Quasar, a wholly owned subsidiary, issued 331,990 and 314,200 shares, respectively, of its common stock at $.50 per share, in a private placement offering. As the Company owns a majority interest in Quasar, the subsidiary's accounts are consolidated with those of the Company. Accordingly, the Company recorded a minority interest of $49,798 and $47,130 relating to the outside investors' share of net equity in Quasar. The difference between the stock proceeds of $165,995 and $157,100, respectively, and the minority interest of $49,798 and $47,130, respectively, has been recorded as an addition to paid in capital.

     In 1997, the Company repurchased 20,000 shares of Quasar common stock by issuing 40,000 shares of the Company's common stock. In 1998, the Company repurchased the remaining 626,190 shares of Quasar common stock outstanding by issuing 1,252,000 shares of the Company's common stock. As a result, the Company now owns all of the outstanding stock of Quasar Resources, Inc.

     Private placement of Earth Search Resources common stock During fiscal 1998, Earth Search Resources, a wholly owned subsidiary of Earth Search Sciences, Inc., issued 2,494,000 shares of its common stock at $.50 per share. Two million of the shares were issued to certain officers and directors of the Company as compensation for services rendered. Accordingly, the costs of these shares are included in general and administrative expenses within the statement of loss. As the Company owns a majority interest in Earth Search Resources, the subsidiary's accounts are consolidated with those of the Company. Accordingly, the Company has recorded a minority interest of $247,000 relating to the third party investors' share of net equity in Earth Search Resources.

11.  Equity Investments

     In fiscal 1996, the Company entered into an agreement to purchase twenty percent of a Kazahstan "joint stock" company, SEMTECH. As of March 31, 1997, the Company has paid all of the $30,000 purchase price. An additional $155,000 was invested in SEMTECH projects during fiscal year 1998. The Company has recorded this additional investment as a long-term asset.

12.  Commitments and Contingencies

     Research and development contract
     In fiscal 1997, the Company entered into a contract to receive certain services related to future remote sensing projects and to have research and development performed to develop the next generation of remote sensing software. Total payments under the contract through January 1998 were $260,000. All payments were recorded as research and development expenses. In addition to the above cash consideration, the Company issued 1,000,000 shares of unregistered common stock with a fair value of $390,000 as part of the agreement. This amount was recorded as research and development expense during the year ended March 31, 1997. The contract was modified on January 7, 1998. The revised contract allows for the Company to pay for imaging services on a per project basis. As of March 31, 1998, no imaging projects have been performed under the terms of the revised contract. However, once such services begin, the Company will be obligated to make minimum payments in the amount of $300,000, $500,000, and $900,000 for the first, second and third years of service, respectively. Payments totaling $30,000 have been made as of March 31, 1998 for the first year of service.

     Airborne hyperspectral scanner commitments
     As discussed in Note 3, pursuant to the manufacturing contract, in fiscal 1999 the Company will be required to pay the remaining $500,000 of the contract as specified manufacturing "benchmarks" are met.

     Litigation
     On January 10, 1997, the Department of Finance filed suit against the Company and its Chairman, Larry Vance, in the district Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Civil No. CV OC 9700155D. The Department's complaint set forth five counts, alleging that the Company and Mr. Vance (1) sold unregistered securities to Idaho and non-Idaho residents in violation of Idaho law, (2) acted as broker-dealer or securities salesmen without having registered as such, (3) made untrue statements of material facts in violation of the Idaho antifraud law, (4) by making said untrue statements of material facts, engaged in a practice which operates as a deceit upon persons, and (5) distributed press releases and other written literature without filing same with the Director of the Idaho Department of Finance in violation of the Department's rules.

     On January 10, 1997, the Company filed a declaratory relief against the Idaho Department of Finance in the District court of the Fourth Judicial District of the State of Idaho, in and for the County of Valley, Civil No.CV 97000C. The Company's declaratory relief action seeks a declaration from the court that the Company did not violate the Idaho Securities Act with regard to certain transactions taking place subsequent to April 1, 1994. The Company's declaratory relief action was filed in response to repeated threats by the Department that it would file suit against the Company.

         In December 1997, the Company settled its lawsuit with the Idaho Department of Finance. As a result of the settlement, the Company agreed to proceed with an offering of rescission to certain Idaho investors. In addition, the Company has agreed not to rely on any exemptions under the Idaho Securities Act for a period of five years without first obtaining the permission of the Department of Finance.

     The Company is preparing to offer approximately 19 Idaho residents offers of rescission for certain convertible debt instruments and common stock issued which, if accepted by all offerees, would cost the Company approximately $143,545. In conjunction with the anticipated rescission offering, $117,845 related to 725,914 shares of common stock has been recorded in redeemable common stock as of March 31, 1997 and 1998.

13. Related Party Transactions

     During fiscal 1998, the Company entered into various agreements with Noranda Mining and Exploration, Inc. and its affiliates including Falconbridge Limited (collectively, the "Noranda Group"). The Noranda Group is a shareholder of the Company; additionally, a member of Noranda's management team was appointed to the Company's Board of Directors during fiscal 1998. The agreements executed between the Company and the Noranda Group provide the Noranda Group with, under certain restrictions, an exclusive license to use PROBE-1 for commercial mining purposes. The licensing and services agreement grant the Noranda Group an exclusive worldwide license (except Kazakhstan and the Company's Canadian claims) for mining data gathered under the services agreement, allowing the Noranda Group a 60 day window to determine if it wants to proceed with exploration based on the hyperspectral data. The agreements have a three-year term, with an automatic three-year renewal unless the agreements are terminated by either party at the end of the initial three-year period. Under the terms of the agreements, the Company is guaranteed minimum services work of $750,000 in year one, $2,000,000 in year two, $3,000,000 in year three, and $3,000,000 in each subsequent year. Furthermore, the agreement grants net smelter royalties to the Company ranging from 1.5 percent to 2.5 percent of revenues or net profit interests of 10 percent on any mineral discoveries leading to production on land not currently owned or optioned by the Noranda Group. 200,000 shares of the Company's Series A preferred stock were issued to the Noranda Group for consideration equal to $1,000,000; furthermore, the Noranda Group was granted options to purchase 1,000,000 shares of the Company's common stock at a price of $2.00 per share. During fiscal 1998, the Company was paid $55,000 by the Noranda Group to perform remote sensing services.