Form 10-Q
period 1998-06-30
EARTH SEARCH SCIENCES INC
filed 1998-08-17
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report: 89,334,269 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                           QUARTER ENDED JUNE 30, 1998

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1.  Financial Statements                                    Page

         Consolidated Balance Sheet
          as of June 30, 1998 and March 31, 1998.                  3

         Consolidated Statement of Operations for the
          Three Months Ended June 30, 1998 and 1997.               4

         Consolidated Statement of Cash Flows for the
          Three Months Ended June 30, 1998.                        5

         Selected Notes to Consolidated Financial
          Statements.                                             6-8

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           8-10

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                         11
Item 2.  Changes in Securities                                     11
Item 3.  Defaults Upon Senior Securities                           11
Item 4.  Submission of Matters of a Vote of
          Security Holders                                         11
Item 5.  Other information                                         11
Item 6.  Exhibits and Reports on Form 8-K                          11

EARTH SEARCH SCIENCES, INC
(A Development Stage Company)
Consolidated Balance Sheet

                                                                              June 30,               March 31,
                                                                                1998                   1998
                                                                           ----------------       ----------------
Assets
Current assets:
    Cash                                                                          $ 53,562               $ 42,600
    Accounts Receivable                                                            100,270                675,648
    Prepaid expenses & other assets                                                663,415                      -
                                                                           ----------------       ----------------

       Total current assets                                                        817,247                718,248

Property and equipment                                                           4,054,771              3,979,179
Other long-term assets                                                             183,225                183,225
                                                                           ----------------       ----------------

Total assets                                                                   $ 5,055,243            $ 4,880,652
                                                                           ================       ================

Liabilities, Redeemable Common Stock and
Nonredeemable Shareholders' Deficit
Current liabilities:
Notes payable                                                                     $ 78,399               $ 89,080
Accounts payable (Note 2)                                                          708,337                671,332
Accrued payroll taxes                                                                    -                 18,449
Accrued interest                                                                   288,918                281,750
Payable to Probe 1 Joint Venture (Note 4)                                          500,000                500,000
Unearned revenue                                                                     8,000                 40,000
Cash advances and deposits                                                               -                      -
                                                                           ----------------       ----------------

Total current liabilities                                                        1,583,654              1,600,611

Long-term liabilities:
Shareholder loans (Note 6)                                                         262,090                104,090
Capital lease obligation                                                         2,150,733              2,029,410
Deferred officers' compensation                                                  1,500,338              1,387,461
Minority interests                                                               2,247,000              2,247,000
                                                                           ----------------       ----------------

Total liabilities                                                                7,743,815              7,368,572
                                                                           ----------------       ----------------

Commitments and contingencies

Redeemable common stock, $.001 par value, 1,725,914 shares
  issued and outstanding at March 31, 1998 and 1997                                517,845                517,845
                                                                           ----------------       ----------------

Nonredeemable shareholders' deficit:
    Series A preferred stock; 200,000 shares
      authorized, issued and outstanding at March 31, 1998                       1,000,000              1,000,000
Common stock, $.001 par value; 200,000,000 shares
  authorized; 87,608,355 and 84,792,576 shares, respectively,
  issued and outstanding                                                            87,608                 84,792
Additional paid-in capital                                                      10,367,064              9,827,644
Common stock subscribed                                                                  -                165,000
Deficit accumulated during the development stage                               (14,661,089)           (14,083,201)
                                                                           ----------------       ----------------

                                                                                (3,206,417)            (3,005,765)
                                                                           ----------------       ----------------
Total liabilities, redeemable common stock and
  nonredeemable shareholders' deficit                                          $ 5,055,243            $ 4,880,652
                                                                           ================       ================

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        For the Three Months
                                                                             Ended June 30,

                                                                       1998                   1997
                                                                 -----------------      -----------------
Revenue:                                                                $ 250,270                    $ -
Cost of services provided                                                (141,448)                     -
                                                                 -----------------      -----------------
Gross margin                                                              108,822                      -

Expenses:
   Exploration                                                                  -                140,481
   Depreciation and Amortization                                            6,431                  7,500
   General and Administrative                                             370,218                546,513
                                                                 -----------------      -----------------
                                                                          376,649                694,494

Loss from operations                                                     (267,827)              (694,494)

Interest income                                                                 -                      -
Interest expense                                                         (177,596)              (100,515)
Other income (expense)                                                    (17,442)                     -
                                                                 -----------------      -----------------

Loss before minority interest                                            (462,865)              (795,009)

Minority interest in losses of
   consolidated subsidiaries                                                    -                      -
                                                                 -----------------      -----------------

Loss before extraordinary items                                          (462,865)              (795,009)

Extraordinary item (Debt
   extinguishment loss)                                                  (115,023)            (1,000,000)
                                                                 -----------------      -----------------

Net Loss                                                               $ (577,888)          $ (1,795,009)
                                                                 =================      =================

Shares applicable to basic loss per share
   and diluted loss per share                                          88,308,696             70,256,693

Basic and diluted loss per share                                          $ (0.01)               $ (0.03)


EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                   For the Three Months
                                                                                        Ended June 30,

                                                                              1998                     1997
                                                                        -----------------        -----------------

Cash flows from operating activities:
   Net lncome                                                                 $ (577,888)            $ (1,795,009)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issuance of common stock for services
     and interest expense                                                        102,729                   60,720
   Extraordinary items                                                           115,023                1,000,000
   Depreciation                                                                   68,931                    7,500
   Amortization of lease discount                                                121,323
   Changes in assets and liabilities:
      Accounts receivable                                                       (100,270)                       -
      Prepaid assets and deposits                                                 39,399                  (50,000)
      Accounts payable                                                           (21,961)                (697,713)
      Accured liabilities                                                        (11,281)                 108,914
      Unearned revenue                                                           (32,000)                       -
      Deferred officers compensation                                             112,877                   91,697
                                                                        -----------------        -----------------

  Net cash provided by operating activities                                     (183,118)              (1,273,891)
                                                                        -----------------        -----------------

Cash flows from investing activities:
   Capital expenditures                                                          (11,239)                       -
   Advance deposits                                                                    -                  341,000
                                                                        -----------------        -----------------

Net cash used by investing activities                                            (11,239)                 341,000
                                                                        -----------------        -----------------

Cash flows from financing activities:
  Repayment of notes payable                                                     (10,681)                       -
  Proceeds from shareholder loans                                                191,500                        -
  Repayments of shareholder loans                                                (33,500)                       -
  Issuance of common stock                                                        58,000                   46,000
  Proceeds from Probe 1 joint venture                                                  0                1,200,000
                                                                        -----------------        -----------------

Net cash provided from financing activities                                      205,319                1,246,000
                                                                        -----------------        -----------------

Net increase (decrease) in cash                                                   10,962                  313,109
Cash at beginning of period                                                       42,600                   51,666
                                                                        -----------------        -----------------
                                                                                                 =================
Cash at end of period                                                           $ 53,562                $ 364,775
                                                                        =================        =================

                           EARTH SEARCH SCIENCES, INC
                           A Development Stage Company

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998 (unaudited)

Note 1 - CONDENSED FINANCIAL STATEMENTS

         The consolidated balance sheet as of June 30, 1998, and the consolidated statements of operations and cash flow for the three months ended June 30, 1998, and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at June 30, 1998 and 1997.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements and notes thereto in the Company's form 10-K for March 31, 1998. The results of operation for the three months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Note 2 - REVENUE AND ACCOUNTS RECEIVABLE

         The company recognized $250,270 in revenue during the first quarter for remote sensing services performed on behalf of the Noranda Group in Australia and Mexico. The Company recorded $8,000 as unearned revenue when it received payment from NASA-MSU Techlink for remote sensing services to begin early in the second quarter of fiscal 1999.

Note 3 - NOTES PAYABLE

         The Company obtained interim working capital in prior years by issuing promissory notes with rights of conversion. The terms of these debts instruments are for an initial period of ninety days but renewable every ninety days for one year, and bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the loan amount plus interest into restricted shares of the Companys common stock, subject to the terms in the promissory notes. There were no conversion during the first quarter of fiscal 1999.

         The Notes Payable balance also includes financing for the insurance on the Probe 1-1. As of June 30, 1998, $14,274 was still outstanding on this balance.

Note 4 - Probe 1 JOINT VENTURE

     Effective June 3, 1997, the Company formed a new company, ESSI Probe 1 LC, to acquire the second Probe 1 instrument manufactured by Integrated Spectronics Pty Ltd. of Australia. The new company is a joint venture managed by Earth Search Sciences and owned 50 percent by Earth Search Sciences, which contributed certain instrument rights and a promise to pay $500,000, and 50 percent by two shareholders, who contributed $1,000,000 million for their interest in the new company. Under the terms of the joint venture arrangement, Earth Search Sciences, Inc. will use the Probe 1 instrument for the identification and exploitation of minerals as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is scheduled for delivery during fiscal 1999. As ESSI controls the joint venture pursuant to the terms of the joint venture agreement, the joint venture has been consolidated into the Company's financial statements.

Note 5 - ADVANCES FROM SHAREHOLDERS

         The Company has continued in existence through the use of advances from shareholders. The company obtained $191,500 in shareholder loans this quarter for use as working capital.

Note 6 - CAPITAL LEASE OBLIGATIONS

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

     On January 5, 1998, 1,725,000 restricted shares of the Company's common stock were issued in lieu of the first two lease payments due on April 10, 1998 and 1999. As further consideration, the Company agreed to issue an additional 1,000,000 restricted shares of the Company's common stock to retire the warrant issued in conjunction with the sale/leaseback transaction mentioned above. These shares wer not issued as of March 31, 1998; the value of these shares were shown as common stock subscribed in the Company's financial statements at March 31, 1998 and were issued in the first quarter of fiscal 1999. The Company recognized an extraordinary loss of $165,000 (basis and diluted loss per share of $0.002) from the debt extinguishment during the forth quarter of fiscal 1998 as a result of the settlement of the lease payments.

     During the first quarter of fiscal 1999, an additional 547,727 shares were issued to the lessor in relation to the two years of lease payments. According to the agreement, the Company was to issue 1,000,000 free trading shares however, in the forth quarter of fiscal 1998, the Company issued the lessor restricted shares in lieu of the free trading shares. It was agreed in the first quarter of fiscal 1999 to compensate for the discounted value of the restricted shares, the additional 547,727 shares were issued. The value of these additional shares issued does not reduce the capital lease obligation further, but rather, represents the cost of extinguishing the initial two years of the probe lease commitment. Accordingly, the $115,023 value of this transaction is recorded as an extraordinary item loss of extinguishment of debt.

Note 7 - LOSS PER COMMON SHARES

         Loss per common share is based on the weighted average number of shares outstanding during each period. For period ended June 30, 1998 and 1997, the weighted average number of these shares outstanding is 88,308,696 and 71,818,693, shares, respectively.

Note 8 - ISSUANCE OF COMMON STOCK

     During the three months ended June 30, 1998, the Company issued 404,166 shares of common stock for $58,000 and issued 313,886 shares of common stock for services. The Company issued 85,000 shares with a total value of $17,540 in lieu of interest on shareholders debt. During the quarter 1,000,000 shares of common stock was issued to Accuprobe in settlement of the Common Stock Subscribed that was previously held.

         In addition, the Company issued 465,000 restricted shares of common stock in conjunction with the purchase of Skywatch Northern on behalf of
Skywatch  Exploration  (a  Canadian  company  wholly  owned by the  Company)  in exchange for all the outstanding shares of Skywatch Northern. Skywatch Exploration received assets primarily consisting of a 320 Cessna airplane and assumed liabilities totaling $58,966 from Skywatch Northern.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

         During the quarter ended June 30, 1998, the Company had limited operating revenues. In addition, the Company's operating payables and accrued liabilities increased. The large operating payables and short-term notes create a substantial working capital deficiency.

Results of Operations

         During the fiscal year ended March 31, 1998, Earth Search Sciences, Inc. signed a funding agreement with Swancorp Equities Inc. to provide over $15 million in funding. The funding agreement contemplates Swancorp in assisting Earth Search in obtaining $5 million of capital in a direct private placement with a potential additional $5 million through the exercise of attached warrants. Swancorp is prepared to assist Earth Search through a combination of shares and warrants offered in a private placement with varying exercise prices. To date, Swancorp has positioned Earth Search in front of ten potential funding sources. Of the initial ten qualified investment banking institutions or funding sources interviewed, one, IBK Capital, has signed an engagement letter bringing the total to two companies committed to assisting Earth Search in obtaining sufficient capital to purchase additional instruments and to meet operating requirements during the next fiscal year. Earth Search management has presented the Company's plans for use of proceeds, along with the anticipated returns on investment that can reasonably be expected from the addition of a second instrument to the Company's fleet. As proposed, Earth Search expects to recognize additional revenues beginning late in the third quarter of 1998 as the result of providing additional services with the second instrument. The Company is encouraged by its bookings for June through August and hopes that the trend will continue into the next fiscal year. As the sun angle degrades during the fall and winter months, the Canadian mapping conditions degrade and logistics dictate the need to move south to the United States and South America in order to take advantage of better sun angle and stable weather which are prerequisites for hyperspectral imaging.

         During the quarter ended June 30, 1998, three significant mapping prospects have been identified, one is located in the U.S., one in Mexico, and the other is located in South America. A contract vehicle is currently in place between Earth Search and the customer to receive funds for mapping these sites. The contract allows for a negotiated advance against the work plan which contributes favorably toward covering the Company's cash flow requirements during the period of time between initiation of work and submittal of invoices for payment. The contract also provides for invoicing progress payments, further enhancing cash flow. These new sites are in the advanced planning stages. The Company plans to revisit Canada in late August before moving to the Southern Hemisphere to take advantage of improved sun angle and weather conditions at the two new sites.

         The Company has completed mapping assignments in Australia and Mexico in partial fulfillment of its contractual obligations to Noranda to map for natural resources on a global scale. In addition to the revenues and fees the Company has invoiced for these services, the Company references its SEC filing of its Noranda contract in which it was previously disclosed that the Company may receive either net smelter royalties or net profits interest on properties not previously owned or controlled by Noranda upon which a discovery should occur as the result of using the Company's Probe 1 technology to locate the mineral resource. To date, gigabyte quantities of imagery have been collected by Earth Search. These data tapes are being processed and the imagery is being examined for the presence of mineral properties exhibiting the qualifications necessary to establish them for candidacy as "Royalty Properties". While no royalty properties have been recorded at this time, the Company is operating on two continents targeted by the mining industry as exhibiting significant mineral potential. A substantial backlog of collected imagery from these two continents exists, and the evaluation process continues to move forward. Earth Search has been able to benefit from good mapping weather and favorable flying conditions from May through August. As the Company has moved from point A to point B in fulfillment of its Noranda mapping contract, it has enjoyed during the quarter, added mapping assignments from new customers for emerging growth areas, including hydrocarbon exploration, and environmental damage assessments, land use planning, and weed species identification from an airborne platform using hyperspectral imagery from its Probe 1 instrument. These additional revenues have enabled to the company to recognize improvements over the previous quarter as it emerges from a development stage Company into an emerging growth business entity.

         During the quarter ended June 30, 1998, the Company signed a Memorandum of Understanding (MOU) to fly Cherry Creek Drainage, in conjunction with the Forest Wildlife Protection Agency, State of Montana and NASA/Techlink. The purpose of the flight is to collect data specific to the restocking of the West Slope Cutthroat Trout and riparian issues relating to the entire drainage area.

         During the quarter ended June 30, 1998, the Company made a decision to participate in Geosat's "Hyperspectral Group Shoot 1998". The Company will provide PROBE-1 hyperspectral imagery to the oil and minerals exploration, environmental assessment, and agriculture end-user community, for an evaluation by these communities of its applications potential.

         During the quarter ended June 30, 1998, the Company collected hyperspectral data for Desert Research Institute ("DRI") in the Kelso Dunes area in southeastern California. The project completed for DRI was to detect change in arid vegetation cover using Hyperspectral data in the region known as the Providence Mountains. Detection of disturbance in these regions will aid in assessment of ecosystem status and global climate change. The remote sensing data combined with ground measurements will examine spectral changes occurring concurrently with observed changes in percent green cover. Before and after disturbance imagery will be collected coincident with ground assessments of vegetation cover. Future collaboration is expected with DRI.

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

         Several proposals have been developed to partner with private industry, universities and state and Federal agencies to develop, package and deliver competitive advanced technology products and services. This approach provides solutions to critical environmental, agriculture, forestry, fisheries & ecological issues. Defense and national security issues are also being addressed in this proposal phase.

Outlook

         The investment banking community is evaluating the potential impact of recent orders for mapping services on the Company's financial outlook. These results will be reflected in any decision to fund the private placement currently in progress. There can be no assurance that the private placement will be successful.

         The  Company's  outlook  contains  forward-looking  statements.   These
statements are not intended to, nor should it be interpreted to constitute a prediction of future events.

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

                                          EARTH SEARCH SCIENCES, INC.



Date: August 14, 1998                     /s/ John W. Peel
                                          John W. Peel
                                          Chief Executive Officer and Director