Form 10-Q
period 1998-09-30
EARTH SEARCH SCIENCES INC
filed 1998-12-11
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report 89,495,698 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                        QUARTER ENDED SEPTEMBER 30, 1998

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                        Page

        Consolidated Balance Sheet
          as of September 30, 1998 and March 31, 1998.             3

        Consolidated Statement of Operations for the
          Three Months Ended September 30, 1998 and 1997.          4

        Consolidated Statement of Cash Flows for the
          Three Months Ended September 30, 1998 and 1997.          5

        Selected Notes to Consolidated Financial
          Statements.                                             6-7

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations           8-9

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                         9
Item 2.  Changes in Securities                                     9
Item 3.  Defaults Upon Senior Securities                           9
Item 4.  Submission of Matters of a Vote of
           Security Holders                                        9
Item 5.  Other information                                         9
Item 6.  Exhibits and Reports on Form 8-K                          9

EARTH SEARCH SCIENCES, INC
(A Development Stage Company)
Consolidated Balance Sheet
                                                  September 31,    March 31,
                                                       1998          1998
                                                  -----------    ------------
Assets
Current assets:
    Cash                                          $    74,696    $    42,600
    Accounts Receivable                                95,803        675,648
    Prepaid expenses & other assets                   665,814              -
                                                   ----------    -----------
       Total current assets                           836,313        718,248

    Property and equipment                          3,990,102      3,979,179
    Other long-term assets                            183,225        183,225
                                                  -----------    -----------

Total assets                                      $ 5,009,640    $ 4,880,652
                                                  ===========    ===========

Liabilities, Redeemable Common Stock and
Nonredeemable Shareholders' Deficit
Current liabilities:
Notes payable                                     $    78,399    $    89,080
Accounts payable                                      685,401        671,332
Accrued payroll taxes                                       -         18,449
Accrued interest                                      282,041        281,750
Payable to Probe 1 Joint Venture                      500,000        500,000
Unearned revenue                                       15,063         40,000
Cash advances and deposits                            280,000              -
                                                  -----------    -----------
Total current liabilities                           1,840,904      1,600,611

Long-term liabilities:
Shareholder loans                                     202,350        104,090
Capital lease obligation                            2,272,056      2,029,410
Deferred officers' compensation                     1,560,845      1,387,461
Minority interests                                  2,248,000      2,247,000
                                                  -----------    -----------
Total liabilities                                   8,124,155      7,368,572
                                                  -----------    -----------

Commitments and contingencies

Redeemable common stock, $.001 par value,
  1,725,914 shares issued and outstanding
  at March 31, 1998 and 1997                          517,845        517,845
                                                  -----------    -----------

Nonredeemable shareholders' deficit:
  Series A preferred stock; 200,000 shares
  authorized, issued and outstanding at
  March 31, 1998                                    1,000,000      1,000,000
Common stock, $.001 par value; 200,000,000
  shares authorized; 89,495,698 and 84,792,576
  shares, respectively, issued and outstanding         87,769         84,792
Additional paid-in capital                         10,391,060      9,827,644
Common stock subscribed                                     -        165,000
Deficit accumulated during the development
  stage                                           (15,111,189)   (14,083,201)
                                                  ------------   ------------
                                                   (3,632,360)    (3,005,765)
                                                  ------------   ------------
Total liabilities, redeemable common stock
  and nonredeemable shareholders' deficit         $ 5,009,640    $  4,880,652
                                                  ===========    ============

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                 For the Three Months                 For the Six Months
                                                  Ended September 30,                 Ended September 30,
                                                1998            1997                1998               1997
                                             ----------     ------------        -------------     -------------
Revenue:                                     $  213,384     $          -        $     463,654     $           -
Cost of services provided                      (137,184)               -             (278,632)                -
                                             ----------     ------------        -------------     -------------
Gross margin                                     76,200                -              185,022                 -

Expenses:
   Exploration                                        -          155,000                   -            295,481
   Depreciation and amortization                  6,431            7,500              12,862             15,000
   General and administrative                   345,149          652,135             715,367          1,198,648
                                             ----------     ------------        ------------      -------------
                                                351,580          814,635             728,229          1,509,129

Loss from operations                           (275,380)        (814,635)           (543,207)        (1,509,129)

Interest income                                       -                -                   -                  -
Interest expense                               (174,631)        (225,095)           (352,227)          (325,610)
Other income (expense)                                                 -             (17,442)                 -
                                             ----------     ------------        ------------      -------------

Loss before minority interest                  (450,011)      (1,039,730)           (912,876)        (1,834,739)

Minority interest in losses of
   consolidated subsidiaries                          -                -                   -                  -
                                             ----------     ------------        ------------      -------------

Loss before extraordinary items                (450,011)      (1,039,730)           (912,876)        (1,834,739)

Extraordinary item (Debt
   Extinguishment loss)                               -                -            (115,023)        (1,000,000)
                                             ----------     ------------        ------------      -------------

Net Loss                                     $ (450,011)    $ (1,039,730)       $ (1,027,899)     $  (2,834,739)
                                             ==========     ============        ============      =============

Shares applicable to basic loss per
   shares and diluted loss per share         88,470,125       74,261,405          89,495,698         68,531,779

Basic and diluted loss per share              $ (0.01)         $ (0.01)            $ (0.01)           $ (0.04)


EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                        For the Six Months
                                                        Ended September 30,
                                                       1998           1997
                                                  ------------   ------------

Cash flows from operating activities:
   Net Income                                     $ (1,027,899)  $ (2,834,739)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Issuance of common stock for services
     and interest expense                              122,887        215,990
   Extraordinary items                                 115,023      1,000,000
   Depreciation                                        137,862         15,000
   Amortization of lease discount                      242,647        185,296
   Changes in assets and liabilities:
      Accounts receivable                              (95,803)             -
      Prepaid assets and deposits                        9,834        (30,000)
      Accounts payable                                  14,069       (493,810)
      Accrued liabilities                              (18,158)       132,129
      Unearned revenue                                 (24,937)             -
      Deferred officers compensation                   173,384       (155,500)
                                                  ------------   ------------

  Net cash provided by operating activities           (351,091)    (1,965,634)
                                                  ------------   ------------

Cash flows from investing activities:
   Capital expenditures                                (47,392)             -
   Advance deposits                                    280,000        310,000
                                                  ------------   ------------

Net cash used by investing activities                  232,608        310,000
                                                  ------------   ------------

Cash flows from financing activities:
  Proceeds from notes payable                                         500,000
  Repayment of notes payable                           (10,681)       (40,000)
  Proceeds from shareholder loans                      191,500              -
  Repayments of shareholder loans                      (93,240)             -
  Issuance of common stock                              63,000         56,000
  Proceeds from Probe 1 joint venture                        -      1,200,000
                                                  ------------   ------------

Net cash provided from financing activities            150,579      1,716,000
                                                  ------------   ------------

Net increase (decrease) in cash                         32,096         60,366
Cash at beginning of period                             42,600         51,666
                                                  ------------   ------------

Cash at end of period                             $     74,696   $    112,032
                                                  ============   ============

                           EARTH SEARCH SCIENCES, INC.
                           A Development Stage Company

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998 (unaudited)

Note 1 - CONDENSED FINANCIAL STATEMENTS

         The consolidated statement of financial position as of September 30, 1998, and the consolidated statements of operations and cash flow for the three months ended September 30, 1998, and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at September 30, 1998 and 1997.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements and notes thereto in the Company's form 10-K for March 31, 1998. The results of operation for the three months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Note 2 - REVENUE AND ACCOUNTS RECEIVABLE

The Company recognized $463,654 in revenue during the second quarter for remote sensing services performed.

--------------------------------------------------------------------------------
     Comparison of Current Quarter's Revenues With Two Previous Quarters
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    $50,000                        $250,000                         $463,654
    12/31/98                        3/31/98                          6/30/98
--------------------------------------------------------------------------------

Note 3 - NOTES PAYABLE

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

Note 4 - PROBE 1 JOINT VENTURE

     Effective June 3, 1997, the Company formed a new company, ESSI Probe 1 LC, to acquire the second Probe 1 instrument manufactured by Integrated Spectronics Pty Ltd of Australia. The new company is a joint venture managed by Earth Search Sciences and owned 50 percent by Earth Search Sciences, which contributed certain instrument rights and a promise to pay $500,000, and 50 percent by two shareholders, who contributed $1,000,000 million for their interest in the company. Under the terms of the joint venture arrangement, Earth Search Sciences will use the Probe 1 instrument for the identification and exploitation of minerals as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is scheduled for delivery during fiscal 1999. As ESSI controls the joint venture pursuant to the terms of the joint venture agreement, the joint venture has been consolidated into the Company's financial statements.

Note 5 - ADVANCE FROM SHAREHOLDERS

         The company has continued in existence through the use of advances from shareholders, The Company obtained $280,000 in shareholder loans this quarter for use as working capital.

Note 7 - CAPITAL LEASE OBLIGATIONS

              On June 10, 1997, the Company completed a sale/leaseback for its first airborne hyperspectral scanner "Probe 1". The instrument was sold for its cost of $2,500,000. The terms of the leaseback are as follows: 1) the Company will lease Probe 1 for $250,000 per year bearing interest of prime plus 2% for three years; 2) at anytime during the above lease period but no later than April 10, 2000, the Company must repurchase the instrument for $3,500,000 net of any lease payments; 3) at anytime prior to the repurchase, the lessor may convert the remaining obligation into shares of Quasar Resources, Inc. common stock at a conversion rate of 40% of the stock's then fair market value. In the event Quasar is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor; 4) the Company issued to the lessor 1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additional 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and 5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. In January 1998, the Company settled the $2,200,000 note plus accrued interest of $142,000 by issuing 8,076,800 restricted shares of the Company's common stock and a warrant to purchase 1,000,000 restricted shares of the Company's common stock at an exercise price of $2 per share. No value was assigned to the warrant.

              On January 5, 1998, 1,725,000 restricted shares of the Company's common stock were issued in lieu of the first two lease payments due on April 10, 1998 and 1999. As further consideration, the Company agreed to issue an additional 1,000,000 restricted shares of the Company's common stock to retire the warrant issued in conjunction with the sale/leaseback transaction mentioned above. These shares were not issued as of March 31, 1998; the value of these shares were shown as commons stock subscribed in the Company's financial statements at March 31, 1998 and were issued in the first quarter of fiscal 1999. The Company recognized an extraordinary loss of $165,000 (basis and diluted loss per share of $0.002) from the debt extinguishment during the forth quarter of fiscal 1998 as a result of the settlement of the lease payments.

              During the first quarter of fiscal 1999, an additional 547,727 shares were issued to the lessor in relation to the two years of lease payments. According to the agreement, the Company was to issue 1,000,000 free trading shares however, in the forth quarter of fiscal 1998, the Company issued the lessor restricted shares in lieu of the free trading shares. It was agreed in the first quarter of fiscal 1999 to compensate for the discounted value of the restricted shares, the additional 547,727 shares were issued. The value of these additional shares issued does not reduce the capital lease obligation further, but rather, represents the costs of extinguishing the initial two years of the probe lease commitment. Accordingly, the $115,023 value of this transaction is recorded as an extraordinary item loss of extinguishment of debt.

Note 7 - LOSS PER COMMON SHARE

         During the three months ended September 30, 1998, the Company issued 161,429 shares.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

        During the quarter ended September 30, 1999, the Company recognized $463,654 in revenue, an increase of $213,654 (see Note 2, above). However, the Company's obligations increased. The large operating payables and short-term notes create a substantial working capital deficiency.

Results of Operations

         During the fiscal year ended March 31, 1998, Earth Search Sciences, Inc. signed a funding agreement with Swancorp Equities Inc. to provide over $15 million in funding. The funding agreement contemplates Swancorp in assisting Earth Search in obtaining $5 million of capital in a direct private placement with a potential additional $5 million through the exercise of attached warrants. Swancorp is prepared to assist Earth Search through a combination of shares and warrants offered in a private placement with varying exercise prices. To date, Swancorp has positioned Earth Search in front of ten potential funding sources. IBK Capital has also been engaged and has introduced Earth Search to an investment group that the Company is in serious negotiations with at the present time. Earth Search management has presented the Company's plans for use of proceeds, along with the anticipated returns on investment that can reasonably be expected from the addition of a second instrument to the Company's fleet. As proposed, Earth Search expects to recognize additional revenues beginning late in the third quarter of 1998 as the result of providing additional services with the second instrument. The Company is encouraged by its bookings for June through August and hopes that the trend will continue into the next fiscal year. As the sun angle degrades during the fall and winter months, the Canadian mapping conditions degrade and logistics dictate the need to move south to the United States and South America in order to take advantage of better sun angle and stable weather which are prerequisites for hyperspectral imaging.

         During the quarter ended September 30, 1998, the Company has mapped several prospects including four significant prospects, one located in U.S., one in Mexico, one in Canada and the other in South America. A contract vehicle is currently in place between Earth Search and the customer to receive funds for mapping these sites. The contract allows for a negotiated advance against the work plan which contributes favorably toward covering the Company's cash flow requirements during the period of time between initiation of work and submittal of invoices for payment. The contract also provides for invoicing progress payments, further enhancing cash flow.

         The Company has completed mapping assignments in Australia, Mexico, and Canada in partial fulfillment of its contractual obligations to Noranda to map for natural resources on a global scale. In addition to the revenues and fees the Company has invoiced for these services, the Company references its SEC filing of its Noranda contract in which it was previously disclosed that the Company may receive either net smelter royalties or net profits interest on properties not previously owned or controlled by Noranda upon which a discovery should occur as the result of using the Company's Probe 1 technology to locate the mineral resource. To date, gigabyte quantities of imagery have been collected by Earth Search. These data tapes are being processed and the imagery is being examined for the presence of mineral properties exhibiting the qualifications necessary to establish them for candidacy as "Royalty Properties". While no royal properties have been recorded at this time, the Company is operating on two continents targeted by the mining industry as exhibiting significant mineral potential. A substantial backlog of collected imagery from these two continents exists, and the evaluation process continues to move forward. As the Company has moved from point A to point B in fulfillment of its Noranda mapping contract, it has enjoyed during the quarter, added mapping assignments from new customers from emerging growth areas, including hydrocarbon exploration, and environmental damage assessments, land use planning and weed species identification from an airborne platform using hyperspectal imagery from its Probe 1 instrument. These additional revenues have enabled the Company to recognize improvements over the previous quarter as it emerges from a development stage company into an emerging growth business entity.

         During the quarter  ended  September  30, 1998,  the Company  collected
hyperspectal  data  and  delivered  a  report  to   NASA/Techlink,   and  Turner
Enterprises. The project completed was to collect data specific to the restocking of the West Slope Cutthroat Trout (endangered species) and riparian issues.

         During the quarter ended September 30, 1998 the Company collected hyperspectral data for the Geosat Committee. The Geosat Committee is funded from contributions by major U.S. resource companies. The Committee is operated by the University of Texas at El Paso and the Director is Dr. Rebecca Dodge. The project completed for the Geosat's "Hyperspectral Group Shoot 1998" provided Probe 1 hyperspectral imagery to the oil and mineral exploration, environmental assessment, and agriculture end-user community, for an evaluation by these communities of its applications potential.

         The Company teamed with the University of Idaho on a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon) and during the quarter ended September 30, 1998, the Company collected hyperspectral data for the control and eradication of noxious weed intrusion. The test results are being published. Initial results provide a positive indication that airborne hyperspectral imagery is a useful tool for control of weeds, as well as providing information regarding economic indicators as they pertain to forecasting crop yield.

         Several proposals have been developed to partner with private industry, universities and state and Federal agencies to develop, package and deliver competitive advanced technology products and services. This approach provides solutions to critical environmental, agriculture, forestry, fisheries & ecological issues. Defense and national security issues are also being addressed in the proposal phase.

Year 2000

     The Company's plan is to address its significant Year 2000 issues prior to being affected by them. Should the Company identify significant risks related to its Year 2000 readiness or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time. The Company is also in the process of reviewing and replacing, where necessary, its other automated communications and manufacturing systems. The Company estimates that it will also substantially complete this phase by the second quarter of 1999.

Outlook

     The Company's outlook contain forward-looking statements. These statements are not intended to nor should it be interpreted to constitute a prediction of future events

PART II

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

                           EARTH SEARCH SCIENCES, INC.



Date: November 6, 1998                      /s/ Larry F. Vance
                                            -----------------------
                                            Larry F. Vance
                                            Chairman and Director