Form 10-Q
period 1998-12-31
EARTH SEARCH SCIENCES INC
filed 1999-02-17
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1998
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report 90,395,931 shares.


The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                         QUARTER ENDED DECEMBER 31, 1998

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                        Page

        Consolidated Balance Sheet
          as of December 31, 1998 and March 31, 1998.             3

        Consolidated Statement of Operations for the
          Three Months Ended December 31, 1998 and 1997.          4

        Consolidated Statement of Cash Flows for the
          Three Months Ended December 31, 1998 and 1997.          5

        Selected Notes to Consolidated Financial
          Statements.                                            6-7

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8-9

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                        9
Item 2.  Changes in Securities                                    9
Item 3.  Defaults Upon Senior Securities                          9
Item 4.  Submission of Matters of a Vote of
           Security Holders                                       9
Item 5.  Other information                                        9
Item 6.  Exhibits and Reports on Form 8-K                         9

EARTH SEARCH SCIENCES, INC
(A Development Stage Company)
Consolidated Balance Sheet

                                                            December 31,        March 31,
                                                               1998               1998
                                                            ------------        ---------

Assets
Current assets:
    Cash                                                    $      31,257       $      42,600
    Accounts Receivable                                           214,764                   -
    Prepaid & deposits                                            715,814             675,648
                                                            -------------       -------------
       Total current assets                                       718,248             961,835

Property and equipment                                          3,979,179           3,920,953
Other long-term assets                                            183,225             183,225
                                                            -------------       -------------

Total assets                                                $   5,066,013       $   4,880,652
                                                            =============       =============

Liabilities, Redeemable Common Stock and
Nonredeemable Shareholders' Deficit
Current liabilities:
Notes payable                                               $      78,399       $      89,080
Accounts payable                                                  671,332             674,881
Accrued payroll taxes                                                   -              18,449
Accrued interest                                                  290,667             281,750
Payable to Probe 1 Joint Venture                                  500,000             500,000
Unearned revenue                                                  160,063              40,000
Cash advances and deposits                                        430,000                   -
                                                            -------------       -------------

Total current liabilities                                       2,134,010           1,600,611


Long-term liabilities:
Shareholder loans                                                 177,350             104,090
Capital lease obligation                                        2,393,379           2,029,410
Deferred officers' compensation                                 1,629,782           1,387,461
Minority interests                                              2,248,000           2,247,000
                                                            -------------       -------------
Total liabilities                                               8,582,521           7,368,572
                                                            -------------       -------------

Redeemable common stock                                           517,845             517,845
                                                            -------------       -------------

Nonredeemable shareholders' equity:
 Series A preferred stock; 200,000 shares
  authorized, issued and outstanding at March 31, 1998          1,000,000           1,000,000
Common stock, $.001 par value;
  200,000,000 shares authorized                                    88,669              84,792
Additional paid-in capital                                     10,452,865           9,827,644
Common stock subscribed                                                 -             165,000

Deficit accumulated during the development stage              (15,575,887)        (14,083,201)
                                                            -------------       -------------
                                                               (4,034,353)         (3,005,765)
                                                            -------------      --------------
Total liabilities, redeemable common stock and
  nonredeemable shareholders' deficit                        $  5,066,013       $   4,880,652
                                                            =============       =============

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

                                                  For the Three Months                         For the Nine Months
                                                  Ended December 30,                          Ended December 30,

                                              1998                   1997                 1998                  1997

Revenue                                          173,252                    $ -              636,906                   $ -
Cost of Services provided                       (154,895)                     -             (433,527)                    -
                                        -----------------      -----------------    -----------------     -----------------
Gross margin                                      18,357                                     203,379

Expenses:
   Exploration                                         -                 38,210                    -               333,691
   Depreciation                                    6,649                  7,500               19,511                22,500
   General and Administrative                    315,289                456,373            1,030,656             1,655,021
                                        -----------------      -----------------    -----------------     -----------------
                                                 321,938                502,083            1,050,167             2,011,212

Loss from operations                             303,581               (502,083)            (846,788)           (2,011,212)

Interest income
Interest expense                                (161,211)              (254,466)            (513,438)             (597,379)
Other income (expense)                                                 (195,840)             (17,442)             (178,537)
                                        -----------------      -----------------    -----------------     -----------------

Net Loss                                        (464,792)              (952,398)          (1,377,668)           (2,787,128)

Minority Interest in losses of
consolidated subsidiaries                              -                      -                    -                     -
                                        -----------------      -----------------    -----------------     -----------------

Extraordinary item (Debt
  Extinguishment loss)                                 -                      -             (115,023)           (1,000,000)
                                        -----------------                           -----------------     -----------------

Net Loss                                        (464,792)              (952,389)          (1,492,691)           (3,787,128)
                                        =================      =================    =================     =================

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                          For the Nine Months
                                                                                          Ended Demceber 31,

                                                                                   1998                      1997

Cash flows from operating activities:
   Net lncome                                                                      $ (1,492,691)            $ (3,787,128)
   Adjustments to reconcile net loss to net cash
    (used in) operating activities:
   Issuance of common stock for services
     and interest expense                                                               185,592                  256,490
   Extraordinary items                                                                  115,023                1,000,000
   Depreciation                                                                         207,011                   22,500
   Amortization of lease discount                                                       363,970                  283,826
   Changes in assets and liabilities:
     Accounts receivable                                                               (214,764)                       -
     Prepaid assets and deposits                                                        (40,166)                 (30,000)
     Accounts payable                                                                     3,549                  142,850
     Accured liabilities                                                                 (9,532)                       -
     Unearned revenue                                                                   120,063                        -
     Deferred officers compensation                                                     242,321                 (155,500)
                                                                            --------------------      -------------------

  Net cash (used in) provided by operating activities                                  (519,624)              (2,266,962)

Cash flows used for investing activates:
   Capital expenditures                                                                 (47,298)                 (10,704)
   Advance deposits                                                                     430,000                  310,000
                                                                            --------------------      -------------------

   Net cash provided by investing activities                                            382,702                  299,296
                                                                            --------------------      -------------------

Cash flows from financing activities:
  Proceeds from notes payable                                                                 -                  500,000
  Repayment of notes payable                                                            (10,681)                 (40,000)
  Shareholder loans                                                                     191,500                  100,000
  Repayment of shareholder loans                                                       (118,240)                       -
  Issuance of common stock                                                               63,000                  156,000
  Proceeds from Probe 1 joint venture                                                         -                1,200,000
                                                                            --------------------      -------------------

Net cash provided from financing activities                                             125,579                1,916,000
                                                                            --------------------      -------------------

Net increase (decrease) in cash                                                         (11,343)                 (51,666)
Cash at beginning of period                                                              42,600                   51,666
                                                                                                      -------------------
Cash at end of period                                                                  $ 31,257                      $ -
                                                                             ====================      ===================

                           EARTH SEARCH SCIENCES, INC.
                           A Development Stage Company

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 (unaudited)

CONDENSED FINANCIAL STATEMENTS

         The consolidated statement of financial position as of December 31, 1998, and the consolidated statements of operations and cash flow for the three and nine months ended December 31, 1998, and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at December 31, 1998 and 1997.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements and notes thereto be read together with the financial statements and notes thereto in the Company's form 10-K for the year ended March 31, 1998. The results of operation for the three months ended December 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

REVENUE

The Company recognized $173,252 in revenue during the third quarter for remote sensing services performed.

--------------------------------------------------------------------------------
     Comparison of Current Quarter's Revenues With Two Previous Quarters
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   $250,000                           $213,384                     $173,252
    6/30/98                           9/30/98                      12/31/98
--------------------------------------------------------------------------------

NOTES AND ACCOUNTS PAYABLE

         The Company obtained interim working capital by issuing promissory notes with rights of conversion. The terms of these debt instruments are for an initial period of ninety days but renewable every ninety days for one year, and bear interest at 12.5% to 12.99%. Holders of the notes have the right to convert the loan amount plus interest into restricted shares of the Company's common stock, subject to the terms in the promissory notes. The Company continues to raise funds to finance its business operations. Accounts payables grew from $671,332 at the beginning of the fiscal year to $674,881 at the end of the third quarter.

PROBE 1 JOINT VENTURE

         Effective June 3, 1997, the Company formed a new company, ESSI Probe 1 LC, to acquire the second Probe 1 instrument manufactured by Integrated Spectronics Pty Ltd of Australia. The new company is a joint venture managed by Earth Search Sciences and owned 50 percent by Earth Search Sciences. Earth Search Sciences contributed certain instrument rights $500,000 and a promise to pay an additional $500,000 upon the completion and delivery of the instrument, and 50 percent by two shareholders, who contributed $1,000,000 million for their interest in the company. Under the terms of the joint venture arrangement, Earth Search Sciences will use the Probe 1 instrument for the identification and exploitation of minerals as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is scheduled for delivery during fiscal 1999. As ESSI controls the joint venture pursuant to the terms of the joint venture agreement, the joint venture has been consolidated into the Company's financial statements.

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

              During the first quarter of fiscal 1999, an additional 547,727 shares were issued to the lessor in relation to the two years of lease payments. According to the agreement, the Company was to issue 1,000,000 free trading shares however, in the forth quarter of fiscal 1998, the Company issued the lessor restricted shares in lieu of free trading shares. It was agreed in the first quarter of fiscal 1999 to compensate for the discounted value of the restricted shares, the additional 547,727 shares were issued. The value of these additional shares issued does not reduce the capital lease obligation further, but rather, represents the costs of extinguishing the initial two years of the probe lease commitment. Accordingly, the $115,023 value of this transaction is recorded as an extraordinary item loss of extinguishment of debt.

ISSUANCE OF STOCK

         During the three months ended December 31, 1998, the Company issued 900,233 shares for services rendered.

LOSS PER COMMON SHARE

         The Company experienced a net loss during the third quarter of $(464,792), or $(0.0048) per common shares on a fully diluted basis. The Company has experienced a net loss for the first three quarters of this fiscal year of $(1,492,6910), or $(0..153) per common share. This compares with a loss of $(3,787,128) for the first three quarters of fiscal 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

         During the quarter ended December 31, 1998, the Company recognized $636,906 in revenue, an increase of $173,252. However, the Company's obligations
increased.   The large operating  payables  and  short-txerm  notes  create  a substantial working capital deficiency.

Results of Operations

         The Company has now had three consecutive quarters of revenue generation, with increasing revenue in each quarter. However, because of the Company's large accounts payable backlog, the Company has not been able to generate and real cash flow from this revenue stream.

         During the quarter ending December 31, 1998, Earth Search initiated work on its EOCAP contract with NASA to map Yellowstone National Park. Earth Search is a subcontractor to Yellowstone Ecosystems Studies (Y.E.S.). Earth Search management attended a kick-off meeting following contract award for purposes of planning the upcoming mission to map riparian habitat. NASA reported previously that its high altitude mapping in prior years indicated the potential for utilizing hyperspectral imagery to distinguish between various tree species and vegetation types important in the food chain of Yellowstone's wildlife. Earth Search will collect imagery at lower altitudes which means higher resolution imagery can be collected. It is anticipated that with the increased resolution obtained utilizing the Earth Search Probe 1 technology that Yellowstone's scientists responsible for tracking seasonal variability of plant species and, hence, food supplies will be able to gain increased insight into environmental conditions affecting the health and well being of the Park's wildlife. The ability of the Probe 1 technology to differentiate between tree and plant species suggests a new and more economical method for characterizing habitat.

         During the quarter ending December 31, 1998, Earth Search increased its contract backlog through the award of government contracts. The work will be assigned to Earth Search as tasks and is projected to provide contract backlog for a period of five years. While the projected period of performance of the contracts has been specified, because of the task order nature of the work, the precise revenue amounts the company will recognize cannot be quantified at this time. Financial results will be reported on a quarterly basis. The awards are significant in that they represent a new customer base for Earth Search. Earth Search now has commercial and government work. Earth Search expects to increase its technical staffing level as a result of the awards. Work to date has been confined to scooping studies. Actual flying is not scheduled to commence until the April through August time frame when vegetation growing seasons produce more robust vegetation than currently found among winter habitats.

         Additional activities during the quarter ending December 31, 1998 included the preparation of proposals for mapping three geographic regions of the globe. One of these regions was flown during the quarter ending and preliminary data were of sufficient interest to the client to trigger a revisit to the area(s) of interest. The Company anticipates that increased mapping workload will be recognized during March through September 1999. To date, Earth Search has received client directives to prepare work plans and budgets for one of the three new areas in question. These directives are in addition to the ongoing mapping assignments in South America which are projected to run through April of 1999. The Company is also awaiting the directive to prepare a work plan for the second geographic area. The third area for which Earth Search is proposing to map will require funding from the host country, and perhaps World Bank financing. The start date for the third geographical area is contingent upon funding. There has been no contract award to date and there is no definitive start date. In regard to area three, Earth Search management is in negotiations at the Ministry level and is pleased by the co-operation the Company has received to date from the U.S. State Department which is offering public domain assistance to U.S. industry seeking to work abroad.

         Availability of capital continues to be an issue. Earth Search management has prepared strategic planning documents addressing its capital requirements both for the near and long term. Earth Search's near term or short-term obligations include raising of capital to complete the manufacture and delivery of its second instrument, Probe 1-2. The Company owes a balance of $500,000 on the second Probe. The Company is prepared to subordinate contract mapping profits, as necessary to satisfy short term borrowing requirements. Successful financing of the short-term capital requirements may necessitate collateralization using natural resource royalties negotiated between the Company and its major mining client, Noranda.

         During the quarter ended December 31, 1998, Earth Search management has prepared strategic options for the long-term growth of the Company. These options include steps necessary to raise funds for both acquisitions, construction of additional instruments, and capital to sustain the Company's expanding operations. Also of paramount importance to Earth Search management and its Board of Directors are options for improving the current capital structure of the Company.

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

         During the second quarter of fiscal 1999, the Company collected hyperspectal data and delivered a report to NASA/Techlink, and Turner
Enterprises. The project completed was to collect data specific to the restocking of the West Slope Cutthroat Trout (endangered species) and riparian issues.

         During the second quarter of fiscal 1999, the Company collected hyperspectral data for the Geosat Committee. The Geosat Committee is funded from contributions by major U.S. resource companies. The Committee is operated by the University of Texas at El Paso and the Director is Dr. Rebecca Dodge. The project completed for the Geosat's "Hyperspectral Group Shoot 1998" provided Probe 1 hyperspectral imagery to the oil and mineral exploration, environmental assessment, and agriculture end-user community, for an evaluation by these communities of its applications potential.

         The Company teamed with the University of Idaho on a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon) and during the second quarter of fiscal 1999, the Company collected hyperspectral data for the control and eradication of noxious weed intrusion. The test results are being published. Initial results provide a positive indication that airborne hyperspectral imagery is a useful tool for control of weeds, as well as providing information regarding economic indicators as they pertain to forecasting crop yield.

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

Year 2000

     The Company's plan is to address its significant Year 2000 issues prior to being affected by them. Should the Company identify significant risks related to its Year 2000 readiness or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time. The Company is also in the process of reviewing and replacing, where necessary, its other automated communications and manufacturing systems. The Company estimates that it will also substantially complete this phase by the second quarter of 1999. The Probe is Year 2000 compliant, and the Company is seeking confirmation that its material suppliers and vendors are or will be Year 2000 compliant. The Company has incurred $15,000 for Year 2000 compliance thus far and expects to incur an additional $10,000 to complete the project.

Outlook

     The Company's outlook contains forward-looking statements. These statements are not intended to nor should it be interpreted to constitute a prediction of future events

PART II

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

                           EARTH SEARCH SCIENCES, INC.



Date: February 15, 1999                     /s/ John W. Peel
                                            John W. Peel
                                            Chief Executive Officer