Form 10-Q/A
period 1998-12-31
EARTH SEARCH SCIENCES INC
filed 1999-02-22
CIK 752634

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

                           EARTH SEARCH SCIENCES, INC.

                                   FORM 10-Q/A
                                   (Unaudited)

                         QUARTER ENDED DECEMBER 31, 1998

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                            Page

        Consolidated Balance Sheet
          as of December 31, 1998 and March 31, 1998.                  3

        Consolidated Statement of Operations for the
          Three Months Ended December 31, 1998 and 1997.               4

        Consolidated Statement of Cash Flows for the
          Three Months Ended December 31, 1998 and 1997.               5

        Selected Notes to Consolidated Financial
         Statements.                                                  6-8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9-12

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                             13
Item 2.  Changes in Securities                                         13
Item 3.  Defaults Upon Senior Securities                               13
Item 4.  Submission of Matters of a Vote of
           Security Holders                                            13
Item 5.  Other information                                             13
Item 6.  Exhibits and Reports on Form 8-K                              13

EARTH SEARCH SCIENCES, INC
(A Development Stage Company)
Consolidated Balance Sheet

                                                                             December 31,               March 31,
                                                                                 1998                     1998
                                                                          -------------------       ------------------
Assets
Current assets:
    Cash                                                                         $    31,257              $    42,600
    Accounts Receivable                                                              214,764                        -
    Prepaid & deposits                                                               715,814                  675,648
                                                                          -------------------       ------------------
       Total current assets                                                          961,835                  718,248


Property and equipment                                                             3,920,953                3,979,179
Other long-term assets                                                               183,225                  183,225
                                                                          -------------------       ------------------

Total assets                                                                    $  5,066,013             $  4,880,652
                                                                          ===================       ==================

Liabilities, Redeemable Common Stock and
Nonredeemable Shareholders' Deficit
Current liabilities:
Notes payable                                                                    $    78,399              $    89,080
Accounts payable                                                                     674,881                  671,332
Accrued payroll taxes                                                                      -                   18,449
Accrued interest                                                                     290,667                  281,750
Payable to Probe 1 Joint Venture                                                     500,000                  500,000
Unearned revenue                                                                     160,063                   40,000
Cash advances and deposits                                                           430,000                        -
                                                                          -------------------       ------------------

Total current liabilities                                                          2,134,010                1,600,611

Long-term liabilities:
Shareholder loans                                                                    177,350                  104,090
Capital lease obligation                                                           2,393,379                2,029,410
Deferred officers' compensation                                                    1,629,782                1,387,461
Minority interests                                                                 2,248,000                2,247,000
                                                                          -------------------       ------------------

Total liabilities                                                                  8,582,521                7,368,572
                                                                          -------------------       ------------------

Redeemable common stock                                                              517,845                  517,845
                                                                          -------------------       ------------------

Nonredeemable shareholders' equity:
    Series A preferred stock; 200,000 shares
      authorized, issued and outstanding at March 31, 1998                         1,000,000                1,000,000
Common stock, $.001 par value; 200,000,000 shares authorized                          88,669                   84,792
Additional paid-in capital                                                        10,452,865                9,827,644
Common stock subscribed                                                                    -                  165,000
Deficit accumulated during the development stage                                 (15,575,887)             (14,083,201)
                                                                          -------------------       ------------------

                                                                                 (4,034,353)               (3,005,765)
                                                                          -------------------       ------------------
Total liabilities, redeemable common stock and
  nonredeemable shareholders' deficit                                           $  5,066,013             $  4,880,652
                                                                          ===================       ==================

EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

                                                  For the Three Months                         For the Nine Months
                                                  Ended December 31,                          Ended December 31,

                                              1998                   1997                 1998                  1997
                                        -----------------      -----------------    -----------------     -----------------
Revenue                                      $   173,252       $         55,000         $   636,906      $          55,000
Cost of Services provided                       (154,895)                     -            (433,527)                     -
                                        -----------------      -----------------    -----------------     -----------------
Gross margin                                      18,357                 55,000              203,379                55,000

Expenses:
   Exploration                                         -                 38,210                    -               333,691
   Depreciation                                    6,649                  7,500               19,511                22,500
   General and Administrative                    315,289                456,373            1,030,656             1,655,021
                                        -----------------      -----------------    -----------------     -----------------
                                                 321,938                502,083            1,050,167             2,011,212

Loss from operations                           (303,581)               (447,083)            (846,788)           (1,956,212)

Interest income
Interest expense                               (161,211)               (254,466)            (513,438)             (597,379)
Other income (expense)                                -                (195,840)             (17,442)             (178,537)
                                        -----------------      -----------------    -----------------     -----------------

Net Loss                                       (464,792)               (897,389)          (1,377,668)           (2,732,128)

Minority Interest in losses of
consolidated subsidiaries                              -                      -                    -                     -
                                        -----------------      -----------------    -----------------     -----------------

Extraordinary item (Debt
  Extinguishment loss)                                 -                      -             (115,023)           (1,000,000)
                                        -----------------      -----------------    -----------------     -----------------

Net Loss                                    $  (464,792)           $  (897,389)        $ (1,492,691)         $ (3,732,128)
                                        =================      =================    =================     =================


EARTH SEARCH SCIENCES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                          For the Nine Months
                                                                                          Ended December 31,

                                                                                   1998                      1997
                                                                            --------------------      -------------------
Cash flows from operating activities:
   Net income                                                                     $ (1,492,691)            $ (3,787,128)
   Adjustments to reconcile net loss to net cash
    (used in) operating activities:
   Issuance of common stock for services
     and interest expense                                                              185,592                  256,490
   Extraordinary items                                                                 115,023                1,000,000
   Depreciation                                                                        207,011                   22,500
   Amortization of lease discount                                                      363,970                  283,826
   Changes in assets and liabilities:
     Accounts receivable                                                              (214,764)                       -
     Prepaid assets and deposits                                                       (40,166)                 (30,000)
     Accounts payable                                                                    3,549                  142,850
     Accrued liabilities                                                                (9,532)                       -
     Unearned revenue                                                                   120,063                       -
     Deferred officers compensation                                                     242,321                (155,500)
                                                                            --------------------      -------------------

  Net cash (used in) provided by operating activities                                 (519,624)              (2,266,962)

Cash flows used for investing activates:
   Capital expenditures                                                                (47,298)                 (10,704)
   Advance deposits                                                                    430,000                  310,000
                                                                            --------------------      -------------------
   Net cash provided by investing activities                                           382,702                  299,296
                                                                            --------------------      -------------------

Cash flows from financing activities:
  Proceeds from notes payable                                                                 -                 500,000
  Repayment of notes payable                                                           (10,681)                 (40,000)
  Shareholder loans                                                                    191,500                  100,000
  Repayment of shareholder loans                                                      (118,240)                       -
  Issuance of common stock                                                              63,000                  156,000
  Proceeds from Probe 1 joint venture                                                        -                1,200,000
                                                                            --------------------      -------------------

Net cash provided from financing activities                                             125,579               1,916,000
                                                                            --------------------      -------------------

Net increase (decrease) in cash                                                        (11,343)                 (51,666)
Cash at beginning of period                                                             42,600                   51,666
                                                                            --------------------      -------------------
Cash at end of period                                                                $   31,257           $           -
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

--------------------------------------------------------------------------------
     Comparison of Current Quarter's Revenues With Two Previous Quarters
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

PROBE 1 JOINT VENTURE

         Effective June 3, 1997, the Company formed a new company, ESSI Probe 1 LC, to acquire the second Probe 1 instrument manufactured by Integrated Spectronics Pty. Ltd. of Australia. The new company is a joint venture managed by Earth Search Sciences and owned 50 percent by Earth Search Sciences. Earth Search Sciences contributed certain instrument rights, $500,000, a promise to pay an additional $500,000 upon the completion and delivery of the instrument, and 50 percent by two shareholders, who contributed $1,000,000 for their interest in the company. Under the terms of the joint venture arrangement, Earth Search Sciences will use the Probe 1 instrument for the identification and exploitation of minerals as well as environmental remediation and other projects. The joint venture hopes to receive certain royalties on minerals discovered and exploited through use of the instrument, as well as other fees paid by third parties for data gathered by the instrument. This instrument is scheduled for delivery during fiscal 1999. As Earth Search Sciences controls the joint venture pursuant to the terms of the joint venture agreement, the joint venture has been consolidated into the Company's financial statements.

CAPITAL LEASE OBLIGATIONS

              On June 10, 1997, the Company completed a sale/leaseback for its first airborne hyperspectral scanner "Probe 1". The instrument was sold for its cost of $2,500,000. The terms of the leaseback are as follows: 1) the Company will lease Probe 1 for $250,000 per year bearing interest of prime plus 2% for three years; 2) at anytime during the above lease period but no later than April 10, 2000, the Company must repurchase the instrument for $3,500,000 net of any lease payments; 3) at anytime prior to the repurchase, the lessor may convert the remaining obligation into shares of Quasar Resources, Inc., common stock at a conversion rate of 40% of the stocks then fair market value. In the event Quasar is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor; 4) the Company issued to the lessor 1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additional 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and 5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. In January 1998, the Company settled the $2,200,000 note plus accrued interest of $142,000 by issuing 8,076,800 restricted shares of the Company's common stock and a warrant to purchase 1,000,000 restricted shares of the Company's common stock at an exercise price of $2 per share. No value was assigned to the warrant.

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

              During the first quarter of fiscal year 1999, an additional 547,727 shares were issued to the lessor in relation to the two years of lease payments. According to the agreement, the Company was to issue 1,000,000 free trading shares however, in the fourth quarter of fiscal 1998, the Company issued the lessor restricted shares in lieu of free trading shares. It was agreed in the first quarter of fiscal 1999, to compensate for the discounted value of the restricted shares, the additional 547,727 shares were issued. The value of these additional shares issued does not reduce the capital lease obligation further, but rather, represents the costs of extinguishing the initial two years of the Probe lease commitment. Accordingly, the $115,023 value of this transaction is recorded as an extraordinary item loss of extinguishment of debt.

ISSUANCE OF STOCK

         During the three months ended December 31, 1998, the Company issued 900,233 shares for services rendered.

LOSS PER COMMON SHARE

         The Company experienced a net loss during the third quarter of $(464,792), or $(0.005) per common shares on a fully diluted basis. The Company has experienced a net loss for the first three quarters of this fiscal year of $(1,492,691), or $(0.015) per common share. This compares with a loss of $(3,787,128) for the first three quarters of fiscal 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the quarter ended December 31, 1998, the Company recognized $636,906 in revenue for the year, an increase of $173,252. However, the Company's obligations increased. The large operating payables and short-term notes create a substantial working capital deficiency.

RESULTS OF OPERATIONS

         The Company has now had three consecutive quarters of revenue generation. However, because of the Company's large accounts payable backlog, the Company has not been able to generate any real cash flow from this revenue stream.

         During the quarter ending December 31, 1998, the Company initiated work on its EOCAP contract with NASA to map Yellowstone National Park. Earth Search Sciences is a subcontractor to Yellowstone Ecosystems Studies (Y.E.S.). Earth Search Sciences management attended a kick-off meeting following the contract award, for purposes of planning the upcoming mission to map riparian habitat. NASA reported previously that its high altitude mapping in prior years indicated the potential for utilizing hyperspectral imagery to distinguish between various tree species and vegetation types important in the food chain of Yellowstone's wildlife. Earth Search Sciences will collect imagery at lower altitudes which means higher resolution imagery can be collected. It is anticipated that with the increased resolution obtained utilizing the Earth Search Sciences Probe 1 technology, that Yellowstone's scientists responsible for tracking seasonal variability of plant species and, hence, food supplies, will be able to gain increased insight into environmental conditions affecting the health and well being of the Park's wildlife. The ability of the Probe 1 technology to differentiate between tree and plant species suggests a new and more economical method for characterizing habitat.

         During the quarter ending December 31, 1998, the Company increased its contract backlog through the award of government contracts. The work will be assigned to Earth Search Sciences as tasks, and is projected to provide contract backlog for a period of five years. While the projected period of performance of the contracts has been specified, because of the task order nature of the work, the precise revenue amounts the company will recognize cannot be quantified at this time. Financial results will be reported on a quarterly basis. The awards are significant in that they represent a new customer base for Earth Search Sciences. Earth Search Sciences now has commercial and government work. Earth Search Sciences expects to increase its technical staffing level as a result of the awards. Work to date has been confined to scoping studies. Actual flying is not scheduled to commence until the April through August time frame when vegetation growing seasons produce more robust vegetation than currently found among winter habitats.

         Additional activities during the quarter ending December 31, 1998 included the preparation of proposals for mapping three geographic regions of the globe. One of these regions was flown during the quarter ending and preliminary data were of sufficient interest to the client to trigger a revisit to the area(s) of interest. The Company anticipates that increased mapping workload will be recognized during March through September 1999. To date, Earth Search Sciences has received client directives to prepare work plans and budgets for one of the three new areas in question. These directives are in addition to the ongoing mapping assignments in South America which are projected to run through April of 1999. The Company is also awaiting the directive to prepare a work plan for the second geographic area. The third area Earth Search Sciences is proposing to map will require funding from the host country, and perhaps World Bank financing. The start date for the third geographical area is contingent upon funding. There has been no contract award to date and there is no definitive start date. In regard to area three, Earth Search Sciences management is in negotiations at the Ministry level and is pleased by the cooperation the Company has received to date from the U.S. State Department which is offering public domain assistance to U.S. industry seeking to work abroad.

         Availability of capital continues to be an issue. Earth Search Sciences management has prepared strategic planning documents addressing its capital requirements both for the near and long term. Earth Search Sciences' near-term or short-term obligations include raising of capital to complete the manufacture and delivery of its second instrument, Probe 1-2. The Company owes a balance of $500,000 on the second Probe. The Company is prepared to subordinate contract mapping profits, as necessary to satisfy short-term borrowing requirements. Successful financing of the short-term capital requirements may necessitate collateralization using natural resource royalties negotiated between the Company and its major mining client, Noranda.

         During the quarter ended December 31, 1998, Earth Search Sciences management prepared strategic options for the long-term growth of the Company. These options include steps necessary to raise funds for acquisitions, construction of additional instruments, and capital to sustain the Company's expanding operations. Also of paramount importance to Earth Search Sciences management and its Board of Directors are options for improving the current capital structure of the Company.

         The Company has completed mapping assignments in Australia, Mexico, and Canada in partial fulfillment of its contractual obligations to Noranda to map for natural resources on a global scale. In addition to the revenues and fees the Company has invoiced for these services, the Company references its SEC filing of its Noranda contract in which it was previously disclosed that the Company may receive either net smelter royalties or net profits interest on properties not previously owned or controlled by Noranda upon which a discovery should occur as the result of using the Company's Probe 1 technology to locate the mineral resource. To date, gigabyte quantities of imagery have been collected by Earth Search Sciences. These data tapes are being processed and the imagery is being examined for the presence of mineral properties exhibiting the qualifications necessary to establish them for candidacy as "Royalty Properties". While no royal properties have been recorded at this time, the Company is operating on two continents targeted by the mining industry as exhibiting significant mineral potential. A substantial backlog of collected imagery from these two continents exists, and the evaluation process continues to move forward. As the Company has moved from point A to point B in fulfillment of its Noranda mapping contract, it has enjoyed during the quarter, added mapping assignments from new customers from emerging growth areas, including hydrocarbon exploration, environmental damage assessments, land use planning, and weed species identification from an airborne platform using hyperspectal imagery from its Probe 1 instrument. These additional revenues have enabled the Company to recognize improvements over the previous quarter as it emerges from a development stage company into an emerging growth business entity.

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

         The Company teamed with the University of Idaho on a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon). During the second quarter of fiscal 1999, the Company collected hyperspectral data for the control and eradication of noxious weed intrusion. The test results are being published. Initial results provide a positive indication that airborne hyperspectral imagery is a useful tool for control of weeds, as well as providing information regarding economic indicators as they pertain to forecasting crop yield.

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

         During the fiscal year ended March 31, 1998, Earth Search Sciences, Inc., signed a funding agreement with Swancorp Equities, Inc., to provide more than $15 million in funding. The funding agreement contemplates Swancorp in assisting Earth Search Sciences in obtaining $5 million of capital in a direct private placement with a potential additional $5 million through the exercise of attached warrants. Swancorp is prepared to assist Earth Search Sciences through a combination of shares and warrants offered in a private placement with varying exercise prices. To date, Swancorp has positioned the Company in front of ten potential funding sources. IBK Capital has also been engaged and has introduced

Earth Search Sciences to an investment group that the Company is in serious negotiations with at the present time. Earth Search Sciences management has presented the Company's plans for use of proceeds, along with the anticipated returns on investment that can reasonably be expected from the addition of a second instrument to the Company's fleet. As proposed, Earth Search Sciences expects to recognize additional revenues beginning late in the third quarter of 1998 as the result of providing additional services with the second instrument. The Company is encouraged by its bookings for June through August and hopes that the trend will continue into the next fiscal year. As the sun angle degrades during the fall and winter months, the Canadian mapping conditions degrade and logistics dictate the need to move south to the United States and South America in order to take advantage of better sun angle and stable weather which are prerequisites for hyperspectral imaging.

Year 2000

     The Company's plan is to address its significant Year 2000 issues prior to being affected by them. Should the Company identify significant risks related to its Year 2000 readiness or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time. The Company is also in the process of reviewing and replacing, where necessary, its other automated communications and manufacturing systems. The Company estimates that it will substantially complete this phase by the second quarter of 1999. The Probe is Year 2000 compliant, and the Company is seeking confirmation that its material suppliers and vendors are, or will be, Year 2000 compliant. The Company has incurred $15,000 for Year 2000 compliance thus far and expects to incur an additional $10,000 to complete the project.

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

                           EARTH SEARCH SCIENCES, INC.



Date: February 19, 1999                     /s/ John W. Peel
                                            John W. Peel
                                            Chief Executive Officer