Form 10-K
period 1999-03-31
EARTH SEARCH SCIENCES INC
filed 1999-07-23
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1999 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934 For the transition period from ______ to ______

                         Commission file number 0-19566

                           EARTH SEARCH SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

               Utah                                             87-0437723
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

502 North 3rd Street, #8  McCall, Idaho                            83638
(Address of principal executive offices)                         (Zip Code)

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

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 31, 1999 $10,850,101. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at March 31, 1999: 98,637,281

This Form 10-K consists of 33 pages.

                                TABLE OF CONTENTS

PART I...................................................................  3

   Item 1 -  Business ...................................................  3
   Item 2 -  Properties  ................................................  4
   Item 3 -  Legal Proceedings...........................................  4
   Item 4 -  Submission of Matters to a Vote of Security Holders.........  4
   Item 4(a) Executive Officers of the Registrant........................  5

PART II..................................................................  6

   Item 5 -  Market for the Registrant's Common Stock
              Equity and Related Shareholder Matters.....................  6
   Item 6 -  Selected Financial Data.....................................  7
   Item 7 -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................  7
   Item 8 -  Financial Statements and Supplementary Data................. 12
   Item 9 -  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..................... 12

PART III................................................................. 13

   Item 10 - Directors and Executive Officers of the Registrant.......... 13
   Item 11 - Executive Compensation...................................... 13
   Item 12 - Security Ownership of Certain Beneficial Owners and
              Management................................................. 13
   Item 13 - Certain Relationships and Related Transactions.............. 13

PART IV.................................................................. 14

   Item 14 - Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K................................................ 14

SIGNATURES............................................................... 15

                                     PART I

ITEM 1.  BUSINESS

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

         As an adjunct to the business of developing mineral properties, the Company recognized the need to refine the technology of remote sensing with the ultimate goal of commercializing the technology. To achieve that goal, the Company believed that a miniaturized hyperspectral remote sensing instrument must be developed so that more economical aircraft could be utilized.

CURRENT BUSINESS PLAN

         The Company believes cost effective hyperspectral remote sensing can play a central role in multiple applications globally. Research has identified applications in such diverse markets as watershed analysis, pollution detection, pipeline easement mapping and routing, plume analysis, vegetation stress analysis, agriculture, disaster assessment, mineral exploration, forestry, fisheries, heat loss detection, wetlands delineations, stormwater management, emergency planning and evacuation route assessment, land use, prescription farming and unexploded ordnance detection.

         Since 1994, Earth Search Sciences, Inc. and Integrated Spectronics Pty Ltd. jointly developed a remote sensing instrument, the ESSI Probe 1.

GENERAL

         The Company is emerging from a mineral exploration / research and development organization into a leading edge remote sensing provider. On June 1, 1997, the Company took delivery of the first Probe 1 instrument. In its first full year of commercial operation the Company developed markets and generated revenue from multiple clients. The Company and its chairman, Larry Vance, have spent over a decade developing an airborne remote sensing capability that can be economically configured into both governmental and commercial projects. The Company initially sought to utilize United States Government proprietary airborne remote sensing technology to identify sites with potential economically recoverable mineral deposits. The Company intended to use the remote sensing data to locate and prioritize mineral exploration opportunities. The Company anticipated doing further investigative work on the identified sites, taking a land or mineral interest in promising sites and thereafter either developing the sites into mines independently or seeking a joint venture partner or mining entity to develop the site.

         Mergers and acquisitions may be the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing. The Company intends over the next year to continue pursuing (a) acquisitions that aid in the commercialization of hyperspectral remote sensing technology, (b) contracts that produce revenues from the application of remote sensing to the existing markets in environmental remediation and mineral identification and to undeveloped markets for other appropriate projects involving a multitude of applications of the technology, (c) financing to fund the development of miniaturized remote sensing instruments, and (d) development of promising potential mineral properties in which the Company has an interest or acquires an interest as a result of its existing database of geological information.

         The Company is not aware of any environmental concerns associated with remote sensing technology.

IMAGERY DATABASE

         In 1991, the Company was invited to participate in the Visiting Investigator Program (VIP) sponsored by the National Aeronautics and Space Administration (NASA). In the VIP program, the Company sought to compare the benefits of using an Airborne Visible and Infra-Red Imaging Spectrometer (AVIRIS) in locating geologic areas of interest in a test area in Nevada with other less advanced instruments. The results of that program were published in January 1993. As a result of participation in the program the Company acquired a large amount of unprocessed data.

         Since June 1997, the Company has collected and owns a substantial archive of Probe 1 imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Chile, Mexico, California, Nevada, Arizona, Idaho, Montana, and Utah. At the present time the value of this data archive has not been independently appraised. The value of this archive is not reflected in the financial statements.

EMPLOYEES

         As of March 31, 1999, the Company had 5 full-time employees, which also includes the following Officers: Larry F. Vance, Chairman, John W. Peel, III, Chief Executive Officer and Tami J. Story, Corporate Secretary and Treasurer.

ITEM 2.  PROPERTIES

         The Company leases its corporate headquarters and all of the furnishings from an unrelated third party, which is approximately 2,000 square feet of office space in McCall, Idaho. The Company believes its offices are adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On December 19, 1997, the Idaho Department of Finance announced that it had resolved its differences with Earth Search Sciences Inc. and the lawsuit (Civil No. CV OC 9700155D, in the District Court of the Fourth Judicial Circuit of the State of Idaho in and for the County of Ada) was withdrawn. Under the terms of the agreement, the Company and Chairman Larry Vance were not required to pay any fines, penalties or costs to the State. In addition, the Company agreed to proceed with a formal offer of rescission to person who purchased stock directly from the Company between November 1, 1992 and December 15, 1997 and who were Idaho residents.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company for fiscal 1999 to present.

              Name                Age            Position
           -------------         -----    -----------------------

           Larry Vance             64              Chairman
           John W. Peel            53     Chief Executive Officer
           Tami J. Story           36       Secretary/Treasurer

         Larry F. Vance served as Chief Executive Officer of the Company from 1985 until April 8, 1995. Since April 8, 1995, Mr. Vance has served as Chairman of the Company. Mr. Vance is a director of the Company. Mr. Vance is a full-time employee of the Company and has been since 1985. Mr. Vance's training is in business and marketing. He served in a management capacity for the 3M companies, IBM, and Computer Usage Corporation prior to founding Earth Search Sciences, Inc.

         John W. Peel, III joined the Company as Chief Executive Officer in April 1995. Prior to joining the Company, Dr. Peel served six and one-half years as Senior Vice President of Tetra Tech, Inc., a major publicly held environmental remediation consulting firm. Dr. Peel holds a Bachelor of Sciences in Biology from Millsaps College, a Master of Sciences in Parasitology and Invertebrate Zoology from the University of Mississippi and a Ph.D. in Environmental Health/Health Physics from Purdue University.
Dr. Peel is a full-time employee of the Company and has been since 1995.

         Tami J. Story served as an administrative support capacity for the Company from 1991 until April 1993. Since April 5,1993, Ms. Story has served as Secretary and Treasurer of the Company. Ms. Story also serves as a director of the Company. Ms. Story holds a degree with a major in Nursing and a minor in Business Administration.

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

                                  Quarter Ended             High         Low

                                   June 30, 1996             .75         .68
                                   September 30, 1996        .37         .34
                                   December 31, 1996         .20         .17
                                   March 28, 1997            .41         .38

                                   June 30, 1997             .49         .46
                                   September 30, 1997        .47         .42
                                   December 31, 1997         .39         .31
                                   March 31, 1998            .34         .30

                                   June 30, 1998             .37         .25
                                   September 30, 1998        .32         .10
                                   December 31, 1998         .13         .07
                                   March 31, 1999            .14         .08

         (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 1999, was approximately 810. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

                                                         As of or for the fiscal year ended
                                        1999            1998           1997          1996           1995
                                  ------------------------------------------------------------------------------
Operating revenue                  $   881,006     $    55,000   $     -        $     6,332    $      -
Net loss                            (2,271,428)     (5,849,999)    (2,549,823)   (2,408,292)    (1,122,541)
Net loss per common share                (0.03)          (0.08)         (0.04)        (0.05)         (0.02)
Total assets                         3,992,233       4,880,652      3,951,914       922,377         95,861
Long-term obligations                6,594,080       5,767,961        873,462       736,209      1,231,217
Stockholders' deficit               (3,998,137)     (3,005,765)    (2,960,610)   (1,295,908)    (1,899,435)
Cash dividends declared                      -               -              -             -              -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Financial comparisons will be made between the years ended March 31, 1999 and 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its activities to date with a combination of cash flow from operations (primarily in fiscal year 1999) and use of equity securities for services.

         Net cash used in operating activities was $374,023 in 1999, resulting primarily from a net loss of $2,271,428, and payments for salaries, services and depreciation. Cash used in operations was $2,599,410 in 1998, resulting primarily from a net loss of $5,849,999, and payments for salaries, services and depreciation. Cash used in operations was $136,002 in 1997, resulting primarily from a net loss of $2,549,823, and payments for salaries, services and depreciation.

         Capital expenditures for March 31, 1999 were primarily for payments on hyperspectral instruments and purchases of new computer equipment.

         At March 31, 1999, the Company had cash and cash equivalents of $47,642 and working capital of $(1,109,808).

         The Company does not intend to pay cash dividends to the holders of common stock and intends to retain future earning to finance the expansion and development of its business.

         The Company believes that funds generated from its operations, together with future borrowings will be adequate to meet the Company's anticipated cash needs during the immediate term. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, at such time or times as required by the Company.

RESULTS OF OPERATIONS

         The Company recognized revenues from the Noranda Agreement of $810,000 for the year ended March 31, 1999. For the year ended March 31, 1999 the Company experienced a net loss of $2,271,428 or $0.025 per share on a diluted basis.

         The Company has completed mapping assignments in Australia, Mexico, Canada and Chile in partial fulfillment of its contractual obligations to Noranda to map for natural resources on a global scale. In addition to the revenues and fees the Company has invoiced for these services, the Company may receive either net smelter royalties or net profits interest on properties not previously owned or controlled by Noranda upon which a discovery should occur as the result of using the Company's Probe 1 technology to locate the mineral resource. To date, gigabyte quantities of imagery have been collected by Earth Search. These data tapes are being processed and the imagery is being examined for the presence of mineral properties exhibiting the qualifications necessary to establish them for candidacy as "Royalty Properties". While no royal properties have been recorded at this time, the Company is operating on two continents targeted by the mining industry as exhibiting significant mineral potential. A substantial backlog of collected imagery from these two continents exists, and the evaluation process continues to move forward. As the Company progresses to fulfill its Noranda mapping contract, it has enjoyed during the fiscal year ended 1999, added mapping assignments from new customers from emerging growth areas, including hydrocarbon exploration, and environmental damage assessments, land use planning and weed species identification from an airborne platform using hyperspectal imagery from its Probe 1 instrument. These additional revenues have enabled the Company to recognize improvements over the previous quarter as it emerges from a development stage company into an emerging growth business entity.

         During the fiscal year ended March 31, 1999, the Company increased its contract backlog through the award of government contracts with present expectations of contract backlog for a period of five years. While the projected period of performance of the contracts has been specified, because of the task order nature of the work, the precise revenue amounts the company will recognize cannot be quantified at this time. The awards are significant in that they represent a new customer and expanding base for Earth Search in commercial and government work. Earth Search expects to increase its technical staffing level as a result of the awards. Work to date has been confined to scientific studies. Actual flying is not scheduled to commence until April through August 1999 when vegetation growing seasons produce more robust vegetation than currently found among winter habitats.

         During fiscal 1999, the Company relinquished both its direct and indirect interests in its current licenses on mineral properties in the Republic of Kazakhstan in and around the area known as the Polygon. The properties were relinquished to its partners in the American-Kazakhstani Joint Stock Company, SEMTECH for settlement of significant exploration and/or legal costs associated with licensing and exploring the sites in question. In addition, the Company retained the option to bid its hyperspectral imaging technology in future exploration activities planned in or around the Polygon. In essence, Earth Search will maintain a presence in the region and the potential to invest in selected mineral properties under the specific terms and conditions mentioned above, while precluding the necessity of having to lay out significant sums of capital to fund each year's program of works for multiple mineral properties. Earth Search originally withheld its Kazakhstan territories from the initial Noranda agreement. However, as an added result of the refocusing, Earth Search has revisited its working with Noranda to revise the agreement between Earth Search and Noranda to include Net Smelter Royalties and payment for mapping services for any discoveries made in Kazakhstan as the direct result of Noranda exploration efforts utilizing the Earth Search Sciences Probe-1 hyperspectral imaging technology. To date, market conditions have precluded organizations from undertaking any major exploration activities in the region.

JOINT VENTURE AND OPERATING ENTITY RELATIONSHIP

         As  of  and  for  the  year  ended  March  31,  1999,   the   following
relationships and/or projects were formed/completed:

         The Company collected hyperspectral data and delivered a report to NASA/Techlink, Forest Wildlife Protection Agency, State of Montana and Turner Enterprises. The project completed was to collect data specific to the restocking of the West Slope Cutthroat Trout (endangered species) and riparian issues.

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

         The Company concluded a memorandum of agreement with Boeing that included the use of a unique Boeing aircraft possessing exceptional slow flight characteristics to be used in a variety of applications, the first being the flight over Yellowstone National Park as part of a NASA/Yellowstone Ecosystems Studies (Y.E.S.) project utilizing ESSI's Probe I hyperspectral imaging technology to collect one meter data to be utilized in addressing riparian issues. Several test flights were performed during the period using the Probe technology onboard the Boeing heliocourier aircraft. More missions are planned, including a revisit of the park in August.

         The Company concluded a memorandum of understanding with Booze-Allen & Hamilton aimed at the collection, marketing, and distribution of Probe I data on a global basis.

         The Company collected hyperspectral data for the Geosat Committee. The Geosat committee is funded from contribution by major U.S. resource companies. The Committee is operated by the University of Texas at El Paso and the Director is Dr. Rebecca Dodge. The project completed for the Geosat's "Hyperspectal Group Shoot 1998" provided Probe 1 hyperspectral imagery to the oil and minerals exploration, environmental assessment, and agriculture end-user community, for an evaluation by these communities of its application potential.

         The Company teamed with the University of Idaho in a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon). The Company also collected hyperspectral data for the control and eradication of noxious weed intrusion. The test results are being published. Initial results provide a positive indication that airborne hyperspectral imagery is a useful tool for control of weeds, as well as providing information regarding economic indicators as they pertain to forecasting crop yield. Some of the data was introduced at a hearing conducted by Senator Larry Craig regarding noxious weed eradication in the West. Probe I technology can be utilized to demonstrate weed intrusion sites so that they can be treated by land based teams.

         The Company collected hyperspectral data for Desert Research Institute ("DRI") in the Kelso Dunes area in southeastern California. The project completed for DRI was to detect change in arid vegetation cover using Hyperspectral data in the region known as the Providence Mountains. Detection of disturbance in these regions will aid in assessment of ecosystem status and global climate change. The remote sensing data combined with ground measurements will examine spectral changes occurring concurrently with observed changes in percent green cover. Future collaboration in expected with DRI.

         Several proposals have been developed to partner with private industry, universities and state and Federal agencies to develop, package and deliver competitive advanced technology products and services. This approach provides solutions to critical environmental restoration and waste management problems, while furthering national business and technology goals.

         The Company formed a global partnership with EarthWatch Incorporated (a subsidiary of Ball Aerospace) to acquire and market remote sensing information. This partnership included signing of a data reseller agreement in which Earth Search Sciences will provide the HyperView_Product Line of hyperspectral imagery through the EarthWatch Digital Globe_Services for worldwide distribution.

         The Company completed a series of agreements with Noranda Mining and Exploration Inc. and its affiliates including Falconbridge Limited (collectively, the "Noranda Group"). These agreements provide the Noranda Group with and exclusive license to use the PROBE-1's for commercial mining exploration, as long as the Noranda Group continues to purchase remote sensing services from the Company in certain specified quantities. The Company is entitled to receive fees for services and net smelter royalties or net profit interest royalties from certain discoveries by the Noranda Group using the PROBE-1's. The licensing agreement with the Noranda Group provided a $1,000,000 equity investment in ESSI by way of 200,000 preferred shares, convertible into 1,000,000 shares of common stock and an option to purchase 1,000,000 shares of ESSI common stock at a price of $2.00 per share.

FUTURE OPERATIONS

         Earth Search plans to use the Internet and a broad band imagery distribution system to market its imagery. The Company has collected and continues to collect imagery from around the globe. This imagery represents an asset that can be sold over and over to multiple end users. The Company is preparing for a mid-1999 launch of a direct channel, multi-media imagery supermarket on the Internet that will have the capability to individually customize data packages for customers. The e-commerce content provider will be called TerraNet, Inc., and will be a wholly owned subsidiary of Earth Search Sciences, Inc. Its site on the world wide web will be www.general-imaging.com.

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

YEAR 2000 COMPLIANCE

         The Year 2000 issue results from computer programs written using two, rather than four, digits to define the applicable year. These computer programs may recognize a date using "00" as the year 1900 instead of 2000 and cause system failures or miscalculations, material disruptions of business operations, including, among other things, a temporary inability to process transactions, send invoice, or engage in similar normal business operations. If Earth Search, its significant customers, suppliers, service providers and other related third parties fail to take the necessary steps to correct or replace these problematic computer programs, the Year 2000 issue could have a material adverse effect on Earth Search. Earth Search cannot, however, quantify the impact at this time.

         Management believes it has completed the review and assessment phase of affected systems within Earth Search and those which are external to Earth Search. This assessment indicated that most of Earth Search's significant internal information systems could be affected by the Year 2000 issue, and that Earth Search may be negatively impacted by non-compliance of related third parties.

         Earth Search has begun the remediation phase of Earth Search's internal information technology systems and has set September 1999 as the target for Year 2000 compliance of all of Earth Search's internal information technology systems. Earth Search's internal information technology systems include Earth Search's finance systems and those systems used in the research and development of Earth Search's products.

         Earth Search is currently in the process of creating contingency plans for its internal information technology systems. These contingency plans are expected to be in place by September 30, 1999. In the event Earth Search's information technology systems are not Year 2000 compliant by September 30, 1999, Earth Search will decide at that time whether to implement the necessary contingency plan(s).

         Concurrent to performing the above steps, Earth Search will make certain investments in systems and applications to address Year 2000 issues. Earth Search has not tracked internal resources dedicated to the resolution of the Year 2000 issue and, therefore, is unable to quantify internal costs incurred to date that are associated with the Year 2000 issue. Identifiable expenditures for these investments were approximately $15,000 through March 31, 1999. Additional expenditures in calendar year 1999 will total approximately $10,000. Investments to address the Year 2000 issue have been, and are expected to be, funded through cash generated from operations.

         Earth Search's plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including continued availability of certain resources, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences included the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

         As discussed earlier in this Report, the following factors are among those that may cause actual results to vary from those the Company forecasts in forward-looking statements included in this Report and other reports it files with the Securities and Exchange Commission.

THE COMPANY MAY NEED TO ACCESS ADDITIONAL FUNDS TO FINANCE ONGOING OPERATIONS

         As of July 15, 1999, the Company believes that available funds and those generated through its operations will be adequate to meet its anticipated cash needs for the next several periods. However, there can be no assurance that additional capital beyond the amounts currently forecast by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Additional financing may involve public or private offerings of debt or equity securities, and may include bank debt. Debt financing may increase the Company's leveraged position, require the Company to devote significant cash to service debt and limit funds available for working capital, capital expenditures, and general corporate purposes, all of which could increase the Company's vulnerability to adverse economic and industry conditions and competitive pressures. Equity financing may cause additional dilution to purchasers of the Company's common stock.

OUTLOOK

         This  report  on Form  10-K,  including  the  foregoing  discussion  in
"Management's Discussion and Analysis of Financial Condition and Results of Operations," and other reports hereafter filed by the Company with the Securities and Exchange Commission may contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this Report on Form 10-K and such other reports filed with the Securities and Exchange Commission are forward-looking. In particular, statements regarding industry prospects, future OEM sales by the Company, the adequacy of existing manufacturing resources, the Company's continued expansion in foreign markets and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including those set forth below under the heading "Additional Risk Factors that could Affect Operating Results and Market Price of Stock" and elsewhere in this Report. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are included on pages F-1 to F-19 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

         Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

         (a)(1)Financial Statements                         Page in this Report

          Report of Independent Accountants                          F-1
          Consolidated Balance Sheet at March 31, 1999
            and 1998                                                 F-2
          Consolidated Statement of Loss for the Years
           Ended March 31, 1999, 1998 and 1997                       F-3
          Consolidated Statement of Redeemable Common Stock
           And Nonredeemable Shareholders' Equity (Deficit) for
           the Years Ended March 31, 1999, 1998 and 1996             F-4
          Consolidated Statement of Cash Flows for the Years
            Ended March 31, 1999, 1998 and 1997                      F-5
          Notes to Consolidated Financial Statements              F-6 - F-19

         (a)(2)Financial Data Schedules                    Electronically Filed

         (b)   Report on Form 8-K                          Electronically Filed

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

                              EARTH SEARCH SCIENCES, INC.



                              By /s/ Larry F. Vance
                              Larry F. Vance
                              Chairman and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on June 29, 1999.


 Signature                                    Title

/s/ Larry F Vance             Chairman and Chief Financial Officer
Larry F. Vance                (Principal Executive and Financial Officer)

/s/ John W. Peel, III         Chief Executive Officer
John W. Peel, III             (Principal Executive Officer)

/s/ Tami Story                Director
Tami J. Story

/s/ Rory J. Stevens           Director
Rory J. Stevens

                        Report OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Earth Search Sciences, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of loss, of redeemable common stock and nonredeemable shareholders' equity deficit and of cash flows present fairly, in all material respects, the financial position of Earth Search Sciences, Inc. and its subsidiaries at March 31, 1999 and March 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

Portland, Oregon
July 8, 1999

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         March 31,
                                                                                   1999            1998
                                                                                -----------    ------------
Assets
Current assets:
  Cash                                                                          $     47,642    $    42,600
  Other current assets                                                               120,995        175,648
                                                                                ------------    -----------
Total current assets                                                                 168,637        218,248

 Property and equipment (Note 3)                                                   3,823,596      3,979,179
 Other long-term assets                                                                    -        183,225
                                                                                ------------   ------------
Total assets                                                                    $  3,992,233   $  4,380,652
                                                                                ============   ============

Liabilities and shareholders' deficit Current liabilities:
  Notes payable (Note 5)                                                        $    450,125   $     64,125
  Accounts payable and accrued expenses                                              552,061        714,736
  Accrued interest (Note 5 and 6)                                                    236,259        281,750
  Unearned revenue (Note 1)                                                           40,000         40,000
                                                                                ------------   ------------
Total current liabilities                                                          1,278,445      1,100,611

Long-term liabilities:
  Shareholder loans (Note 6)                                                         372,322        104,090
  Capital lease obligation (Note 3)                                                2,514,378      2,029,410
  Deferred officers' compensation (Note 4)                                         1,707,380      1,387,461
  Minority interest (Note 9)                                                       2,000,000      2,247,000
                                                                                ------------   ------------
Total liabilities                                                                  7,872,525      6,868,572
                                                                                ------------   ------------
Commitments and contingencies

Redeemable common stock, $.001 par value, 725,914 and
   1,725,914 shares issued and outstanding at March 31, 1999 and
   1998, respectively (Note 9)                                                       117,845        517,845
                                                                                ------------   ------------
Nonredeemable shareholders' deficit (Notes 1, 8, 9 and 10):
  Series A preferred stock; 200,000 shares authorized,
   issued and outstanding at March 31, 1999 and 1998                               1,000,000      1,000,000
  Common stock, $.001 par value; 200,000,000 shares
   authorized; 97,411,367 and 84,792,576 shares
   respectively, issued and outstanding                                               97,411         84,792
  Additional paid-in capital                                                      11,459,081      9,827,644
  Common stock subscribed                                                                  -        165,000
  Treasury stock                                                                    (200,000)             -
  Accumulated deficit                                                            (16,354,629)   (14,083,201)
                                                                                ------------   ------------
                                                                                  (3,998,137     (3,005,765)
                                                                                ------------   ------------

Total liabilities and shareholders' deficit                                     $  3,992,233   $  4,380,652
                                                                                ============   ============

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF LOSS
FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                             March 31,
                                                            -----------------------------------------
                                                                1999           1998           1997
                                                            -----------    -----------    -----------
Revenue                                                     $   881,006    $    55,000    $         -
Costs of services provided                                     (767,570)      (132,083)             -
                                                            -----------    -----------    -----------
Gross margin (deficit)                                          113,436        (77,083)             -

Expenses:
Research and development and exploration                         68,229        356,988        606,169
General and administrative                                    1,417,514      3,105,437      1,675,731
                                                            -----------    -----------    -----------
                                                              1,485,743      3,462,425      2,281,900

Loss from operations                                         (1,372,307)    (3,539,508)    (2,281,900)

Interest income                                                       -         17,449              -
Interest expense (Note 5 and 6)                                (773,288)      (689,600)      (305,297)
Other expense                                                   (10,810)      (473,340)             -
                                                            -----------    -----------    -----------
Loss before minority interest                                (2,156,405)    (4,684,999)    (2,587,197)

Minority interest in losses of consolidated subsidiaries              -              -         37,374
                                                            -----------    -----------    -----------
Loss before extraordinary item                               (2,156,405)    (4,684,999)    (2,549,823)

Extraordinary item (Note 3)                                    (115,023)    (1,165,000)             -
                                                           ------------    -----------    -----------
Net loss                                                   $ (2,271,428)   $(5,849,999)   $(2,549,823)
                                                           ============    ===========    ===========

Shares applicable to basic and diluted loss per share        90,388,446     76,369,220     66,566,995

Basic and diluted loss per share                           $     (0.025)   $    (0.077)   $    (0.038)


EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)
MARCH 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Redeemable
                                                                         Common Stock       Preferred Stock         Common Stock
                      Description                                      Shares   Amount     Shares     Amount     Shares    Amount
---------------------------------------------------------            --------- ---------  --------  --------  ----------  ---------
Balance of March 31, 1996:                                                   - $       -          -  $      -  66,551,663  $ 66,551
  Issuance of common stock for services rendered (Note 9)                                                       1,836,140     1,837
  Issuance of common stock in exchange for instrument (Note 9)       1,000,000 $ 400,000
  Conversion of debentures into shares of common stock (Note 9)                                                   828,890       829
  Issuance of common stock for shares of subsidiary common stock                                                   40,000        40
  Adjustment to additional paid-in-capital related to sale of subsidiary common stock (Note 9)
  Common stock subject to potential recission offering (Note 11)       725,914   117,845                         (725,914)     (726)
  Net Loss
                                                                    ---------- ---------  -------  ----------  ----------  ---------

Balance March 31, 1997:                                              1,725,914   517,845        -           -  68,530,779    68,531
  Issuance of common stock for services rendered (Note 9)                                                       1,286,476     1,286
  Issuance of common stock for cash                                                                               870,334       870
  Shares issued in conjunction with sale/leaseback for purchase
   of Probe 1 (Note 3)                                                                                          1,000,000     1,000
  Issuance of common stock for shares of subsidiary common
   stock (Note 9)                                                                                               1,252,000     1,252
  Issuance of common stock for shares of Skywatch common
   stock (Note 9)                                                                                               1,185,199     1,185
  Conversion of debentures into shares of common stock (Note 5)                                                   865,988       866
  Issuance of common stock in lieu of future lease payments (Note 3)                                            1,725,000     1,725
  Issuance of stock subscription in lieu of future lease
   payments (Note 3)
  Issuance of common stock in lieu of debt obligations (Note 5)                                                 8,076,800     8,077
  Issuance of warrant for cash proceeds to minority holder in
   Probe 1 LC (Note 9)
  Conversion of note payable for Series A preferred stock
   (Notes 4 and 9)                                                                        100,000     500,000
  Issuance of Series A preferred stock for cash (Note 9)                                  100,000     500,000
  Net Loss
                                                                    ---------- ---------  -------   ---------  ----------  ---------
Balance at March 31, 1998:                                           1,725,914   517,845  200,000   1,000,000  84,792,576    84,792
  Issuance of common stock for services rendered (Note 9)                                                       3,104,414     3,104
  Issuance of common stock for cash                                                                             1,924,166     1,924
  Issuance of common stock on behalf of Skywatch Exploration
   for purchase of Skywatch Northern                                                                              465,000       465
  Issuance of common stock previously subscribed                                                                1,000,000     1,000
  Issuance of common stock in lieu of future lease
   payments (Note 3)                                                                                              547,727       548
  Shares issued as incentive for new debt obligation                                                            1,585,000     1,585
  Issuance of shares in lieu of interest payment                                                                   70,817        71
  Issuance of shares as bonus                                                                                     275,000       275
  Issuance of shares in exchange for minority owned shares
   of subsidiary                                                                                                2,646,667     2,647
  Redeemable shares received back into Treasury                     (1,000,000) (400,000)                       1,000,000     1,000
  Treasury Stock Sold
  Net Loss
                                                                    ---------- ---------  -------  ----------  ----------  ---------
Balance at March 31, 1999:                                             725,914 $ 117,845  200,000  $1,000,000  97,411,367  $ 97,411
                                                                    ========== =========  =======  ==========  ==========  =========

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)
MARCH 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Additional
                                                                       paid-in                 Treasury   Retained
                      Description                                      capital    Subscribed     stock     Deficit         Total
---------------------------------------------------------           -----------  ----------   --------   ------------  -------------
Balance of March 31, 1996:                                          $ 4,320,920  $        -   $       -  $ (5,683,379)  $(1,295,908)
  Issuance of common stock for services rendered (Note 9)               535,404                                             537,241
  Issuance of common stock in exchange for instrument (Note 9)                                                                    0
  Conversion of debentures into shares of common stock (Note 9)         345,699                                             346,528
  Issuance of common stock for shares of subsidiary common stock          2,960                                              10,000
  Adjustment to additional paid-in-capital related to sale of
   subsidiary common stock (Note 9)                                     116,197                                             109,197
  Common stock subject to potential recission offering (Note 11)       (117,119)                                           (117,845)
  Net Loss                                                                                                 (2,549,823)   (2,549,823)
                                                                    -----------  ----------   ---------  -------------  ------------

Balance March 31, 1997:                                               5,204,061           -           -    (8,233,202)   (2,960,610)
  Issuance of common stock for services rendered (Note 9)               350,329                                             351,615
  Issuance of common stock for cash                                     179,130                                             180,000
  Shares issued in conjunction with sale/leaseback for purchase
   of Probe 1 (Note 3)                                                  374,000                                             375,000
  Issuance of common stock for shares of subsidiary common
   stock (Note 9)                                                        55,302                                              56,554
  Issuance of common stock for shares of Skywatch common
   stock (Note 9)                                                       472,155                                             473,340
  Conversion of debentures into shares of common stock (Note 5)         160,197                                             161,063
  Issuance of common stock in lieu of future lease payments (Note 3)    498,275                                             500,000
  Issuance of stock subscription in lieu of future lease
   payments (Note 3)                                                                165,000                                 165,000
  Issuance of common stock in lieu of debt obligations (Note 5)       2,334,195                                           2,342,272
  Issuance of warrant for cash proceeds to minority holder in
   Probe 1 LC (Note 9)                                                  200,000                                             200,000
  Conversion of note payable for Series A preferred stock
   (Notes 4 and 9)                                                                                                          500,000
  Issuance of Series A preferred stock for cash (Note 9)                                                                    500,000
  Net Loss                                                                                                 (5,849,999)   (5,849,999)
                                                                    -----------  ----------   ---------  ------------   -----------
Balance at March 31, 1998:                                            9,827,644     165,000           -   (14,083,201)   (3,005,765)
  Issuance of common stock for services rendered (Note 9)               272,197                                             275,301
  Issuance of common stock for cash                                     204,076                                             206,000
  Issuance of common stock on behalf of Skywatch Exploration
   for purchase of Skywatch Northern                                    101,019                                             101,484
  Issuance of common stock previously subscribed                        164,000    (165,000)                                      0
  Issuance of common stock in lieu of future lease payments (Note 3)    114,475                                             115,023
  Shares issued as incentive for new debt obligation                    192,290                                             193,875
  Issuance of shares in lieu of interest payment                         10,552                                              10,623
  Issuance of shares as bonus                                            18,475                                              18,750
  Issuance of shares in exchange for minority owned shares
   of subsidiary                                                        245,353                                             248,000
  Redeemable shares received back into Treasury                         399,000                 400,000                     400,000
  Treasury Stock Sold                                                   (90,000)               (200,000)                   (290,000)
  Net Loss                                                                                                 (2,271,428)   (2,271,428)
                                                                    -----------  ----------   ---------  ------------   -----------
Balance at March 31, 1999:                                           11,459,081  $        -   $ 200,000  $(16,354,629)  $(3,998,137)
                                                                    ===========  ==========   =========  ============   ===========

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 1999, 1998 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                 1999          1998           1997
                                                            ------------   ------------  -------------
Cash flows from operating activities:
Net loss                                                    $ (2,271,428)  $ (5,849,999)  $ (2,549,823)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
  Common stock issued for service and interest expense           462,549        364,912        730,674
  Common stock issued for Skywatch stock                         101,484        473,340              -
  Subsidiary common stock issued for compensation                      -      1,000,000              -
  Extraordinary item                                             115,023      1,165,000              -
  Loss attributed to minority interest                                 -              -        (37,374)
  Depreciation                                                   279,212        167,768         29,668
  Amortization of lease discount                                 484,968        404,410              -
  Loss on sale of equipment                                       79,584              -              -
Changes in assets and liabilities:
  Other assets                                                   237,877        (99,085)        69,988
  Accounts payable and accrued expenses                         (137,720)      (873,399)     1,705,611
  Accrued interest                                               (45,491)             -              -
  Unearned revenue                                                     -         40,000              -
  Deferred officers compensation                                 319,919        607,643        187,258
                                                            ------------   ------------   ------------
Net cash (used in) provided by operating activities             (374,023)    (2,599,410)       136,002
                                                            ------------   ------------   ------------
Cash flow from investing activities:
  Capital expenditures                                          (660,558)      (306,487)    (3,347,852)
  Advance deposits                                                     -        217,875      2,582,125
  Proceeds from sale of property and equipment                    58,346              -              -
                                                            ------------   ------------  -------------
  Net cash used in investing activities                         (602,212)       (88,612)      (765,727)
                                                            ------------   ------------  -------------
Cash flows from financing activities:
  Proceeds from notes payable                                    386,000        524,956              -
  Repayments on notes payable                                    (24,955)       (40,000)       (95,500)
  Proceeds from shareholder loans                                476,317        102,000              -
  Repayments of shareholder loans                               (208,085)       (35,000)       (59,429)
  Issuance of common stock                                       242,000        180,000              -
  Issuance of subsidiary common stock                                  -        247,000        165,995
  Proceeds from sale of treasury stock                           110,000              -              -
  Issuance of Series A preferred stock                                 -        500,000              -
  Proceeds from establishment of joint venture                         -      1,000,000              -
  Issuance of warrant to purchase common stock                         -        200,000              -
                                                            ------------   ------------   ------------
Net cash provided by financing activities                        981,277      2,678,956         11,066
                                                            ------------   ------------   ------------

Net increase (decrease) in cash                                    5,042         (9,066)      (618,659)
Cash at beginning of period                                       42,600         51,666        670,325
                                                            ------------   ------------   ------------
Cash at end of period                                       $     47,642   $     42,600   $     51,666
                                                            ============   ============   ============

Interest paid                                               $     61,363   $     15,384   $     11,801


EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Earth Search Sciences, Inc. ("the Company") business is the collection for resale of high value imagery about the earth's surface utilizing the Company's proprietary hyperspectral imaging instrument. Information collected by the instrument includes natural resources data, environmental data including wildlife habitat information, hydrocarbon data, agricultural information including weed species identification, land use planning, and defense applications. The principal application involves the preparation of global mineral deposit information on an exclusive basis for a Toronto based international major mining company.

     The Company has three wholly owned subsidiaries: Bear Creek Exploration, Inc. ("Bear Creek"), Quasar Resources, Inc. ("Quasar") and Skywatch Exploration Inc. In addition, there are two majority owned consolidated subsidiaries Earth Search Resources, Inc. and ESSI Probe 1 LC. As of March 31, 1999, Earth Search Resources, Inc., Bear Creek Exploration, Inc, and Quasar Resources, Inc. are not operational. Skywatch Exploration performs aircraft flight services primarily for ESSI. The 50% owned subsidiary ESSI Probe LC was formed as a joint venture to own and operate hyperspectral instruments.

     In 1999, the Company operated its hyperspectral instrument under contract with third parties in several areas around the world. Contracts to operate the hyperspectral instrument overseas for a major mining company with the objective of identifying potential mineral deposits contributed $810,000 (see note 11) in revenue in 1999. Contracts to operate Probe 1 in the U.S. as an ecological, agricultural, hydrocarbon, and fisheries application contributed $14,000, $14,000, $28,000, and $15,000, respectively, to revenue in 1999.

     GOING CONCERN
     The Company is experiencing working capital deficiencies because it has incurred operating losses. The Company has operated with funds received from the sale of its common stock and the issuance of notes. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate operating revenues to sustain ongoing operations. The Company plans to discontinue its going concern status in the future by increasing the number of revenue producing services through the use of additional hyperspectral instruments.

     DEVELOPMENT STAGE ENTERPRISE
     In prior years the Company was considered a development stage company. In fiscal year 1999, the company commenced principal operations resulting in the recognition of approximately $881,000 in revenue and no longer is considered to be operating as a development stage company.

     PRINCIPLES OF CONSOLIDATION
     The consolidation financial statements include the accounts of Earth Search Sciences, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. The Company's financial statements reflect minority interests in subsidiaries for non-controlling interest held by third parties in Earth Search Resources and ESSI Probe 1 LC.

     REVENUE RECOGNITION
     The Company recognizes revenue and costs as services are rendered under contract. The unearned revenue of $40,000 represents a deposit for services not yet performed at year-end.

     RESEARCH AND DEVELOPMENT COSTS AND EXPLORATION COSTS
     Research  and   development   costs  and   exploration   costs  from  using
     hyperspectral instruments to map areas of interest to the Company are expensed as incurred.

     DEPRECIATION
     The Company recognizes depreciation on its property and equipment using the straight-line method over estimated useful lives ranging from five years for computers and software and vehicles and equipment to ten years for the fixed asset under capital lease (Probe 1). The Probes included in construction in progress will begin depreciating at the time they are placed into service. The ATM imagery database is fully depreciated.

     INCOME TAXES
     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities.

     COMMON STOCK
     Common stock issued for other than cash consideration is reflected in the accompanying financial statements at estimated fair value at the date of issue, considering the restricted nature of such shares.

     Dividends
     The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

     TREASURY STOCK
     Treasury stock is recorded at cost. Sales of treasury stock at amounts in excess of or below cost, net of selling expenses, have been recorded as increases/decreases in additional paid-in capital.

     CASH EQUIVALENTS
     Cash in banks and short-term investments with maturity of 3 months or less are considered cash equivalents.

     NET LOSS PER COMMON SHARE
     Net loss per common share has been computed based on the weighted average number of the Company's common shares outstanding. Common stock equivalents have not been considered in the diluted net loss per share calculation because the effect on net loss per share is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". In accordance with this pronouncement, the Company adopted the new standard for periods ending after December 15, 1997. The adoption of this pronouncement did not have a significant effect on reported earnings per share information.

     CHANGES IN CLASSIFICATION
     Certain reclassifications have been made to the fiscal 1998 and 1997 financial statements to conform with the financial statement presentation for fiscal 1999. Such reclassifications had no effect on the Company's results of operations or shareholders' deficit.

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

     FINANCIAL INSTRUMENTS
     The Company records financial instruments at cost, which approximates fair value, unless otherwise stated.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    1999          1998           1997
                                                                                  ---------    -----------   ------------
     Common stock issued in conjunction with sale/lease of Probe 1 (Note 3)       $       -    $    375,000   $        -
     Notes payable issued to settle advance deposits                                      -       2,200,000            -
     Notes payable converted into common stock  (Notes 5 and 9)                           -       2,740,038      345,528
     Common stock issued in lieu of future lease payments (Note 3)                        -         500,000            -
     Common stock subscription issued in lieu of  future lease payments (Note 3)          -         165,000            -
     Common stock subscription for subsidiary common stock (Note 9)                       -          56,554        3,000
     Note payable converted into Series A preferred stock                                 -         500,000            -
     Common stock issued for purchase of subsidiary                                       -               -            -
     Redeemable common stock issued for scanner (Note 9)                                  -          56,554      400,000
     Issuance of shares in exchange for minority interest in subsidiary             248,000               -            -
     Reduction of fixed assets for redeemable stock returned                       (400,000)              -            -
     Redeemable shares received into Treasury                                       400,000               -            -
     Issuance of common stock previously subscribed                                 165,000               -            -

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:
                                                          March 31,
                                                      1999        1998
                                                  -----------  -----------
     Mineral properties                           $         -  $     5,833
     ATM imagery database(A)                          134,000      134,000
     Computers and software                           123,289       95,603
     Vehicles and equipment                            70,446       70,446
     Fixed assets under capital leases(B)           2,500,000    2,500,000
     Construction in progress(C)                    1,620,000    1,520,000
                                                  -----------  -----------
                                                    4,447,735    4,325,882
     Accumulated depreciation                        (624,139)    (346,703)
                                                  -----------  -----------
                                                  $ 3,823,596  $ 3,979,179
                                                  ===========  ===========

(A) In the summer of 1987, the Company obtained a database providing airborne multispectral scanner imagery over sites in Oregon and Nevada. The imagery, gathered by an airplane using a thematic mapper scanner, was recorded on high-density digital tape and later decompressed into computer compatible data. This database includes imagery produced in photographic form (hard copy) as well as the data on digital tape. Such imagery was then interpreted by a geologist having expertise in the ATM method. The initial interpretation was completed in June 1988 and produced approximately 500 anomalies that necessitate exploration work to determine mineralization. This asset has been fully depreciated.

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

(B) The Company entered into a sale-leaseback of a hyperspectral instrument in 1997. The instrument was sold for $2,500,000 and leased back under the following terms: 1) the Company will lease the instrument for $250,000 per year bearing interest of prime plus 2% for three years;
         2) at any time during the above lease period but no later than April 10, 2000, the Company must repurchase the instrument for $3,500,000 net of any lease payments; 3) at any time prior to the repurchase, the lessor may convert the remaining obligation into shares of Earth Search Sciences, Inc. common stock at a conversion rate of 40% of the stock's then fair market value. In the event Earth Search is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor; 4) the Company issued to lessor 1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additional 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and 5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. The Company recorded a capital lease obligation of $3,500,000 (net of a debt discount of $1,375,000) and $375,000 in shareholders' deficit related to the shares of common stock and stock purchase warrants issued in conjunction with the above transaction.

         In 1999 and 1998, 547,727 and 1,725,000 restricted shares of the Company's common stock were issued in lieu of the first two lease payments due on April 10, 1998 and 1999. The Company recognized an extraordinary loss of $115,000 and $1,165,000 in 1999 and 1998, respectively, from the debt extinguishment as a result of the settlement of the lease payments. As further consideration, the Company agreed to issue an additional 1,000,000 restricted shares of the Company's common stock to retire the warrant issued in conjunction with the sale/leaseback transaction mentioned above. These shares were issued as of March 31, 1999 and the value of these shares is shown as common stock subscribed in the Company's financial statements as of March 31, 1998.

         The cost of the equipment under capital leases at March 31, 1999 was $2,500,000 with related accumulated depreciation of $375,000.

         Total future minimum lease payments remaining under the non-cancelable capital lease is $3,000,000. The total amount is due during fiscal 2001. The interest portion of the remaining lease payment is $485,622. The present value of the capital lease obligation is $2,514,378.

     (C) The cost of acquiring and improving the technological capabilities of hyperspectral instruments are capitalized while the instrument is under fabrication and are included above in construction in progress. During fiscal 1997, the Company made a payment of $400,000 in redeemable common stock (1,000,000 shares) towards the development of a hypespectral instrument. The contract for this instrument was cancelled in 1999 and the shares were returned at no cost to the Company with a corresponding reduction to construction in progress.

4.   DEFERRED OFFICERS' COMPENSATION

     Deferred compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, CEO, President and Secretary). The Company recorded deferred officer compensation, accrued payroll taxes and accrued interest of $744,134, $507,271 and $250,792 during the years ended March 31, 1999, 1998 and 1997, respectively, and included these amounts in general and administrative expenses. In addition, the Company is accruing interest on the deferred compensation balances at a rate of 8.5%, compounded quarterly. The Company and the officers have agreed that payment of the compensation will be deferred until and unless the Company achieves adequate cash flow from operations. Management has not and does not presently anticipate sufficient cash flow from operations for the succeeding year; accordingly, the deferred officers' compensation has been classified as a noncurrent liability in the accompanying consolidated balance sheet at March 31, 1999 and 1998.

     In 1999 the employment agreement with the Company's President was terminated. The amount due to the former president, resulting from the termination agreement including deferred compensation is approximately $157,000 and is included in accounts payable and accrued expenses as it will be paid in fiscal 2000.

5.   NOTES PAYABLE

     Notes payable consist of unsecured promissory notes with rights of conversion. The terms of these debt instruments are typically for an initial period of ninety days or one year and are renewable at maturity for one year. The notes bear interest at rates ranging from 4.5% to 12.5%. Holders of the notes have the right to convert the principal amount plus interest into restricted shares of the Company common stock, subject to the terms in the promissory notes.

     In fiscal 1998 and 1997, $161,063 and $346,528 of notes outstanding plus accrued interest were converted into common stock at the agreed upon conversion rates. In 1997, certain notes contained conversion provisions at 50% of fair value at the date of conversion. As such, the Company recognized $61,937 in additional interest expense due to the conversions during 1997.

6.   SHAREHOLDER LOANS

     The Company has financed its operations in part by funds received from advances by shareholders. These advances are evidenced by unsecured promissory notes and bear interest at rates ranging from 8% to 11.5%. As of March 31, 1999 and 1998, interest accrued on such advances aggregated
     $197,113 and $231,289, respectively, and has been included in accrued interest in the accompanying consolidated balance sheet.

     Shareholder loans are reflected as a noncurrent liability in the accompanying consolidated financial statements due to: a) the undefined terms of repayments, b) the inability of the Company to repay the advances unless and until it achieves positive cash flow, and c) the possibility that the obligations will be satisfied through the issuance of shares of the Company's common stock.

7.   INCOME TAXES

     The Company recorded no provision for income taxes in fiscal 1999, 1998 and 1997 due to the operating losses incurred from inception to date.

     The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                          March 31,
                                                       1999           1998
                                                  ------------   ------------
       Net operating loss carryforwards           $ (4,945,499)  $ (4,080,747)
       Accrued liabilities                            (833,206)      (705,172)
                                                  ------------   ------------
       Gross deferred tax assets                    (5,778,705)    (4,785,919)

       Deferred tax assets valuation allowance       5,778,705      4,785,919
                                                  ------------    -----------
                                                  $          -    $         -
                                                  ============    ===========

     The deferred tax asset has been fully reserved because the Company cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

     The benefit for income taxes differs from an amount computed using the statutory federal income tax rate as follows:

                                                                 Year ended March 31,
                                                          1999         1998          1997
                                                       ---------   -----------    ---------

       Benefit from income taxes at statutory rate     $ 908,571   $ 2,340,000  $ 1,019,929
       Decrease in benefit resulting from:
       Deferred tax valuation allowance                 (908,571)   (2,340,000)  (1,019,929)
                                                       ---------    ----------  -----------

                                                       $       -    $        -  $         -
                                                       =========    ==========  ===========

     The Company has tax net operating loss carryforwards at March 31, 1999 of $12,363,747. Such carry forwards may be used to offset taxable income, if any, in future years through their expiration in 2000-2017. Future expiration of tax loss carryforwards, if not utilized, are as follows:
     2000, $0; 2001, $80,975;  2002, $47,625;  2003,  $104,696,  2004, $176,084;
     thereafter $11,954,367. The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the Company's ownership which have occurred or may occur in the future. Such limitations could result in the expiration of a part of the carryforwards before their utilization.

8.   OFFICER AND DIRECTOR STOCK OPTIONS

     In April 1995, the Board of Directors granted options through employment agreements for the Company's Chief Executive Officer and Chairman to each purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.21 per share. As half of the options became null and void when the Company did not reach profitability by March 31, 1998, 5,000,000 options expired on April 1, 1998.

     In addition, 500,000 options that were granted to a non-employee in March of 1996 expired when their term ended at the end of fiscal 1998.

     In August  1997,  the Board of Directors  granted to each of the  Company's
     Chairman, President and Chief Executive Officer and Secretary option to purchase 1,000,000 shares of the Company's common stock at a price equal to $0.50 per share exercisable for a period of 24 months from the date of vesting. The options will be deemed vested for each individual if that individual is employed by the Company on the first date on which the closing market price of the Company's stock equals or exceeds $0.50 per share for 30 consecutive days, and the options shall lapse and be null and void if they have not become exercisable by July 31, 1999.

     In August 1997, the Board of Directors granted to each of the Company's Chairman, President and Chief Executive Officer options to purchase a total of 4,000,000 shares of the Company's common stock as follows:

1. When and if the closing market price of common stock equal or exceeds $1.00 per shares for 30 consecutive days, then each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock as a price equal to $1.00 per share exercisable for a period of 24 months from the date of vesting.
2. When and if the closing market price of common stock equal or exceeds $1.50 per shares for 30 consecutive days, then each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock as a price equal to $1.50 per share exercisable for a period of 24 months from the date of vesting.
2. When and if the closing market price of common stock equal or exceeds $2.00 per shares for 30 consecutive days, then each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock as a price equal to $2.00 per share exercisable for a period of 24 months from the date of vesting.
3. When and if the closing market price of common stock equal or exceeds $2.50 per shares for 30 consecutive days, then each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock as a price equal to $2.50 per share exercisable for a period of 24 months from the date of vesting.

     The individual must be employed by the Company on the first date of which the closing market price of the Company's common stock equals or exceeds the relevant price for the options to vest. The options shall lapse and be null and void if they have not become exercisable by July 31, 1999.

     During fiscal 1998, the Board of Directors issued option to various new employees to purchase a total of 7,000,000 shares of the Company's common stock. The exercise prices for these options range from $0.25 to $1.00 per share. The options generally expire three (3) years from date of grant.

     During fiscal 1999, the Board of Directors issued options to a new employee to purchase 200,000 shares of the Company common stock. The exercise price for these options is $0.07 per share and expire two years from the date of grant. In addition, the Board of Directors issued options to a new independent contractor to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.30, which also expire two years from the date of grant. The total valuation of this issuance to a non-employee using the Black-Scholes model is $32,000, of which the related annual compensation expense is $16,000.

     In 1999, the President left the Company and thus forfeited 5,000,000 options. The Board of Directors subsequently reissued 4,000,000 of the options to the Corporate Secretary under the same terms as listed above for the August 1997 issuance to the Chairman, Chief Executive Officer and President.

     The Company adopted Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, during 1996. This statement allows companies to choose whether to account for stock-based compensation under the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25 (APB) or to use a fair value method described in FAS 123. The Company continues to follow the provisions of APB
     25. No compensation cost has been recognized on the Company's stock option grants except as described above, as the options include an exercise price equal to or exceeding the fair value on the date of grant.

     The Company has determined that the pro forma effects of applying FAS 123 would have an immaterial effect on the results of operations for 1999, 1998 and 1997. The determination was made using the following weighted average assumptions:

                                      Fiscal    Fiscal   Fiscal
                                       1999      1998     1997
                                      ------    ------   ------
       Risk-free interest rate         5.62%     6.05%    6.75%
       Expected dividend yield            -         -        -
       Expected lives                  4.23      5.43       10
       Expected volatility             82.5%     86.7%    95.0%

     The following table summarizes the employee stock option transactions described above.
                                                Shares        Weighted
                                                 under         average
                                                option      exercise price
                                             -----------    --------------
       Balance, March 31, 1996 and 1997       11,800,000    $         .19
         Options granted                      23,000,000              .18
         Options cancelled                             -                -
         Options exercised                             -                -
                                             -----------    -------------

       Balance, March 31, 1998                34,800,000              .78
         Options granted                       6,200,000             1.23
         Options cancelled                   (10,500,000)             .83
         Options exercised                             -                -
                                             -----------    -------------
       Balance, March 31, 1999                30,500,000    $         .90
                                             ===========    =============

     The weighted average per share fair value of options granted during fiscal 1999 is $0.001. In addition to the above options, the Company also granted options to purchase 2,500,000 shares at a purchase price of fifty percent (50%) of the closing market price per share. These options were granted to the president, and therefore, were forfeited when he left the Company in fiscal 1999.

     The following table summarizes information about stock options outstanding at March 31, 1999.

                                                         Options
                             Options Outstanding       exercisable
        -----------------------------------------------------------
                                      Weighted
                      Number          average            Number
          Exercise  outstanding      remaining         exercisable
            Price    at 3/31/99   contractual life     at 3/31/99
        ---------- ------------  -----------------   --------------
                                                         (Years)
            .07       200,000           1.75              200,000
           0.10     1,500,000              6            1,500,000
           0.21     6,300,000            4.9            5,300,000
           0.25       250,000            1.7              250,000
           0.30     2,000,000           1.75            2,000,000
           0.50     7,750,000            1.5            1,500,000
           0.75       250,000              3                    -
           1.00     3,250,000            .45                    -
           1.50     3,000,000            .33                    -
           2.00     3,000,000            .33                    -
           2.50     3,000,000            .33                    -
                   ------------
                   30,500,000

9.   REDEEMABLE COMMON STOCK AND NONREDEEMABLE SHAREHOLDER'S EQUITY

     REDEEMABLE COMMON STOCK
     In 1997, the Company issued to a vendor 1,000,000 unregistered shares of common stock valued at $400,000 for partial payment of amounts owed for the an airborne hyperspectral instrument (Note 3). The shares of common stock, which were subject to certain "put rights" and, accordingly were presented in the accompanying balance sheets as redeemable common stock. Such shares were recorded at their approximate fair market value at the date of issuance, where the fair market value equaled the maximum redemption amount. During 1999 the contract with the manufacturer was cancelled and these redeemable shares were returned at no cost to the Company.

     Also included in redeemable common stock are amounts related to a potential rescission offering related to certain shares sold in the state of Idaho (Note 10).

     PREFERRED STOCK
     During the year ended March 31, 1998 the Company issued 200,000 shares of Series A preferred stock: 100,000 of these shares were issued as a result of the conversion of a note payable (Note 5). Each share of preferred stock is convertible into five shares of the Company's common stock. As such, 2,000,000 shares of the Company's common stock have been reserved for issuance upon the conversion of the Series A preferred stock. In addition, the recipient of the preferred stock was granted warrants to purchase 1,000,000 shares of the Company's common stock.

     COMMON STOCK
     During the fiscal year ended March 31, 1998 and 1997, the Company issued 865,988, and 828,890, shares of common stock (including treasury stock) to satisfy $99,126, and $146,231, respectively, of principal and $61,937 and $200,297, respectively, of interest relating to convertible notes payable (see Note 5). No common stock was issued in 1999 relating to the conversion of notes payable.

     TREASURY STOCK
     In 1999, the Company received into treasury 1,000,000 shares of redeemable common stock previously issued to a vendor as payment for a hyperspectral instrument contract that was subsequently cancelled. The Company subsequently reissued 500,000 of these shares during 1999.

     STOCK WARRANTS
     During fiscal 1998, warrants to purchase 4,000,000 shares of the Company common stock were granted, with exercise prices ranging from $1.30 to $2.00 per share. These warrants were issued to investors of the Company and expire 3-5 years after issuance.

     PRIVATE PLACEMENT OF QUASAR COMMON STOCK
     In 1997, Quasar, a wholly owned subsidiary, issued 331,990 shares of its common stock, at $.50 per share of its common stock, in a private placement offering. As the Company owns a majority interest in Quasar, the subsidiary's financial statements are consolidated into the parent. Accordingly, the Company has recorded a minority interest of $49,798 relating to the outside investors share of net equity in Quasar. The difference between the stock proceeds of $165,995 and the minority interest of $49,798 has been recorded as an addition to paid-in-capital.

     In 1997, the Company repurchased 20,000 shares of Quasar common stock by issuing 40,000 shares of the Company's common stock, which resulted in a $3,000 decrease in minority interest and decrease in nonredeemable shareholders' deficit. In 1998, the Company repurchased the remaining 626,190 shares of Quasar common stock outstanding by issuing 1,252,380 shares of the Company's common stock, which resulted in a $56,554 decrease in minority interest and decrease in nonredeemable shareholders' deficit. As a result, the Company now owns all of the outstanding stock of Quasar Resources, Inc.

     PRIVATE PLACEMENT OF EARTH SEARCH RESOURCES COMMON STOCK
     During fiscal 1998, Earth Search Resources, a wholly owned subsidiary of Earth Search Sciences, Inc., issued 2,494,000 shares of its common stock at $.50 per share. Two million of the shares were issued to certain officers and directors of the Company as compensation for services rendered. Accordingly, the costs of these shares are included in general and administrative expenses within the statement of loss in 1998. In 1999, the Company exchanged 2,646,667 shares of its owned stock for Earth Search Resources not previously owned. This transaction reduced minority interest by $248,000.

10.  COMMITMENTS AND CONTINGENCIES

     CONTRACTUAL COMMITMENTS
     The Company has outstanding purchase orders, commitments, and contracts with future milestone payments totaling $1,750,000. In addition, during fiscal 1999, the Company entered into a 36-month sales-leaseback transaction of the aircraft previously owned by its subsidiary Skywatch Exploration Inc. In accordance with the terms of the agreement, the Company has committed to pay for a minimum of 15 hours of flight time per month at a rate of $425 per hour. As the plane is not used every month for the minimum hours, the Company is exposed to an adverse purchase commitment not to exceed $76,500 per year. The Company's plan is to utilize the plane up to or in excess of the minimum monthly commitment.

     LITIGATION
     In 1997 the Company settled its lawsuit with the Idaho Department of Finance. As a result of the settlement, the Company agreed to proceed with an offering of rescission to certain Idaho investors. The Company anticipates making a formal offer of rescission in fiscal year 2000. In conjunction with the rescission offering, $117,845 related to 725,914 shares of common stock has been recorded in redeemable common stock as of March 31, 1999 and 1998.

11.  RELATED PARTY TRANSACTIONS

     During fiscal 1998, the Company entered into various agreements with a major mining company. The agreements executed between the Company and the mining company provide, under certain restrictions, an exclusive license to use Probe 1 for commercial mining purposes. The agreements have a three-year term, with an automatic three-year renewal unless the agreements are terminated by either party at the end of the initial three-year period. Under the terms of the agreements, the Company is guaranteed minimum services work of $750,000 in year one, $2,000,000 in year two, $3,000,000 in year three, and $3,000,000 in each subsequent year. In year one, the Company earned $810,000 in revenue with related costs of $652,000 on missions flown under this contract. Furthermore, the agreement grants net smelter royalties to the Company ranging from 1.5 percent to 2.5 percent of revenues or currently owned or optioned by the mining company. 200,000 shares of the Company's Series A preferred stock were issued to the mining company for consideration equal to $1,000,000; furthermore, the mining company was granted options to purchase 1,000,000 shares of the Company's common stock at a price of $2.00 per share.

12.  SUBSEQUENT EVENTS

     The Company launched the startup and funding of it's internet based global information and imagery distribution system, Terranet, Inc., which is a wholly-owned subsidiary. The system will provide high value added data packages, tailored for end users that can be downloaded over the Company's high-speed delivery system. It is through the use of this high-speed delivery system that information can be provided to a wide customer base using high-speed broad band delivery of imagery and video.