Form 10-Q
period 1999-06-30
EARTH SEARCH SCIENCES INC
filed 1999-08-17
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report: 98,525,878 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                           QUARTER ENDED JUNE 30, 1999

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                             Page

          Consolidated Balance Sheet
            as of June 30, 1999 and March 31, 1999.                    3

          Consolidated Statement of Operations for the
            Three Months Ended June 30, 1999 and 1998.                 4

          Consolidated Statement of Cash Flows for the
            Three Months Ended June 30, 1999 and 1998.                 5

           Selected Notes to Consolidated Financial
            Statements.                                                6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7-8

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.   Legal Proceedings                                            9
Item 2.   Changes in Securities                                        9
Item 3.   Defaults Upon Senior Securities                              9
Item 4.   Submission of Matters of a Vote of Security Holders          9
Item 5.   Other information                                            9
Item 6.   Exhibits and Reports on Form 8-K                             9

Earth Search Sciences, Inc.
Consolidated Balance Sheet
----------------------------------------------------------------------------------------------------------------------------

                                                                                   June 30,                 March 31,
                                                                                     1999                      1999
                                                                             ---------------------     ---------------------
Assets
Current assets:
 Cash                                                                        $             77,355      $             47,642
 Other current assets                                                                     182,398                   120,996
                                                                             ---------------------     ---------------------
Total current assets                                                                      259,752                   168,637

 Property and equipment                                                                 3,754,231                 3,823,596
 Other long-term assets                                                                         -                         -
                                                                             ---------------------     ---------------------
Total assets                                                                            4,013,983                 3,992,233
                                                                             =====================     =====================

Liabilities and shareholders' deficit Current liabilities:
 Notes payable                                                                $           450,125       $           450,125
 Accounts payable and accrued expenses                                                    595,005                   552,061
 Accrued interest                                                                         258,793                   236,259
 Unearned revenue                                                                          30,000                    40,000
                                                                             ---------------------     ---------------------
Total current liabilities                                                               1,333,923                 1,278,445

Long-term liabilities
 Shareholder loans                                                                        627,704                   372,322
 Capital lease obligation                                                               2,635,620                 2,514,378
 Deferred officers' compensation                                                        1,814,946                 1,707,380
 Minority interest                                                                      2,000,000                 2,000,000
                                                                             ---------------------     ---------------------
Total liabilities                                                                       8,412,193                 7,872,525

Redeemable common stock, $.001 par value, 725,914 shares
 issued and outstanding June 30 and March 31, 1999                                        117,845                   117,845

Nonredeemable shareholders' deficit
 Series A preferred stock; 200,000 shares authorized,
  issued and outstanding at June 30 and March 31, 1999                                  1,000,000                 1,000,000
 Common stock, $.001 par value; 200,000,000 shares
  authorized; 97,800,878 and 97,411,367 shares
  respectively, issued and outstanding                                                     97,800                    97,411
 Additional paid-in capital                                                            11,489,988                11,459,081
 Treasury stock                                                                          (200,000)                 (200,000)
 Retained deficit                                                                     (16,903,843)              (16,354,629)
                                                                             ---------------------     ---------------------
                                                                                       (4,516,055)               (3,998,137)

Total liabilities and shareholders' deficit                                  $          4,013,983       $         3,992,233
                                                                             ====================       ===================






Earth Search Sciences, Inc.
Consolidated Statement of Operations
----------------------------------------------------------------------------------------------------------------

                                                                                 For the Three Months
                                                                                     Ended June 30,
                                                                                 1999                1998
                                                                           ------------------  ----------------

Revenue                                                                    $        101,784    $      250,000
Costs of services provided                                                          (74,043)         (141,448)
                                                                          ------------------  ----------------
Gross margin                                                                         27,741           108,552
Expenses:
 General and administrative                                                         375,201           376,649
                                                                           -----------------  ----------------
                                                                                    375,201           376,649

Loss from operations                                                               (347,460)         (267,827)

Interest income                                                                           -                 -
Interest expense (Note 5 and 6)                                                    (201,370)         (177,596)
Other expense                                                                             -           (17,442)
                                                                           -----------------  ----------------

Loss before minority interest                                                      (548,830)         (462,865)

Minority interest in losses of consolidated subsidiaries                                  -                 -

Loss before extraordinary item                                                     (548,830)         (462,865)

Extraordinary item                                                                        -          (115,023)

Net loss                                                                    $      (548,830)   $     (577,888)
                                                                            ================   ===============

Shares applicable to basic and diluted loss per share                            98,327,779        88,308,696

Basic and diluted loss per share                                           $       (0.006)     $       (0.01)



Earth Search Sciences, Inc.
Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------------

                                                                                          For the Three Months
                                                                                              Ended June 30,
                                                                                        1999                 1998
                                                                                 -------------------  ----------------

Cash flows from operating activities:
   Net Income                                                                    $       (548,830)  $      (577,888)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issuance of common stock for services
     and interest expense                                                                  30,912           102,729
   Extraordinary items                                                                          -           115,023
   Depreciation                                                                            69,365            68,931
   Amortization of lease discount                                                         121,242           121,323
   Changes in assets and liabilities:
      Other Assets                                                                        (61,402)          (60,871)
      Accounts payable                                                                     42,944           (21,961)
      Accrued liabilities                                                                  22,534           (11,281)
      Unearned revenue                                                                    (10,000)          (32,000)
      Deferred officers compensation                                                      107,566           112,877
                                                                                 -----------------   ---------------

  Net cash provided by operating activities                                              (225,669)         (183,118)
                                                                                 ------------------  --------------

Cash flows from investing activities:
   Capital expenditures                                                                         -           (11,239)
   Advance deposits                                                                             -                 -
                                                                                 -----------------   ---------------

Net cash used by investing activities                                                           -           (11,239)
                                                                                 -----------------   ---------------

Cash flows from financing activities:
  Repayment of notes payable                                                                    -           (10,681)
  Proceeds from shareholder loans                                                         255,382           191,500
  Repayments of shareholder loans                                                               -           (33,500)
  Issuance of common stock                                                                      -            58,000

Net cash provided from financing activities                                               255,382           205,319
                                                                                 -----------------  ----------------

Net increase (decrease) in cash                                                            29,713            10,962
Cash at beginning of period                                                                47,642            42,600
                                                                                 -----------------  ----------------
Cash at end of period                                                            $         77,355   $        53,562
                                                                                 =================  ================


                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999 (unaudited)

CONDENSED FINANCIAL STATEMENTS

         The consolidated statement of financial position as of June 30, 1999 and the consolidated statements of operations and cash flow for the three months ended June 30, 1999, and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at June 30, 1999 and 1998.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Company's form 10-K for March 31, 1999. The results of operation for the three months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

REVENUE

         The Company recognized $101,784 in revenue during the third quarter for remote sensing services performed.

NOTES AND ACCOUNTS PAYABLE

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

LOSS PER COMMON SHARE

         Loss per common share is based on the weighted average number of shares outstanding during each period. For period ended June 30, 1999 and 1998, the weighted average number of these shares outstanding is 98,327,779 and 88,308,696 shares, respectively.

ISSUANCE OF COMMON STOCK

         During the three months ended June 30, 1999, the issued 88,597 shares of common stock for services rendered.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements, including those described below. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the quarter ended June 30, 1999, the Company recognized $101,784 in revenue. However, the Company's obligations increased. The large operating payables and short-term notes create a substantial working capital deficiency.

RESULTS OF OPERATIONS

         The Company initiated work on its EOCAP contract with NASA to map Yellowstone National Park. Earth Search is a subcontractor to Yellowstone Ecosystems Studies (Y.E.S.). Earth Search management attended a kick-off meeting following contract award for purposes of planning the upcoming mission to map riparian habitat. NASA reported previously that its high altitude mapping in prior years indicated the potential for utilizing hyperspectral imagery to distinguish between various tree species and vegetation types important in the food chain of Yellowstone's wildlife. Earth Search will collect imagery at lower altitudes, which means higher resolution imagery can be collected. It is anticipated that with the increased resolution obtained utilizing the Earth Search Probe-1 technology that Yellowstone's scientists responsible for tracking seasonal variability of plant species and, hence, food supplies will be able to gain increased insight into environmental conditions affecting the health and well being of the Park's wildlife. The ability of the Probe-1 technology to differentiate between tree and plant species suggests a new and more economical method for characterizing habitat.

         The Company concluded a memorandum of agreement with Boeing that included the use of a unique Boeing aircraft possessing exceptional slow flight characteristics to be used in a variety of applications, the first being the flight over Yellowstone National Park as part of a NASA/Yellowstone Ecosystems Studies (Y.E.S.) project utilizing ESSI's Probe-1 hyperspectral imaging technology to collect one meter data to be utilized in addressing riparian issues. Several test flights were performed during the period using the Probe technology onboard the Boeing heliocourier aircraft. More missions are planned, including a revisit of the park in August.

         While the Company seeks to avoid forward-looking statements and projections, it is factual to state that the contract backlog includes an agreement with Noranda, which at present, is in its second year of implementation. As such, this contract calls for expenditures by Noranda for FY 2000 of $2,000,000. While this amount is optional, it is a condition for maintaining exclusivity in mineral exploration and as such Earth Search management has treated the agreement as central in its business planning and revenue forecasting. The first year's contract performance revenues were approximately $750,000 which was consistent with the aforementioned agreement. Earth Search management documents that the base contract is for three years and that revenue expenditures projected in the contract are a condition by which Noranda anticipates maintaining exclusivity. While there are many factors that may impact the projected revenues for a given year such as weather delays or acts of war in a specific global location, or flooding, forest fires, etc.; all of which may impact imagery collection, Earth Search management is not aware of any circumstance at this time which would adversely impact the mapping campaign for Noranda.

         The Company concluded a memorandum of understanding with Booze-Allen & Hamilton aimed at the collection, marketing, and distribution of Probe-1 data on a global basis.

         Earth Search continues to capitalize on the Company's experience with Probe-1 in the mapping of environmental and agricultural issues. The Company also continues to expand on its ability to identify weed and other plant species through the use of its Probe-1 hyperspectral imaging instrument. Weeds are a major economic problem in the West (and elsewhere) because they inhibit agricultural, forestry, and grazing productivity. Weed intrusion mapping is essential to the eradication of the problem and the Probe-1 results to date clearly demonstrate the Company's capability to map and identify noxious weeds from an airborne platform.

         Several proposals have been developed to partner with private industry, universities and state and Federal agencies to develop, package and deliver competitive advanced technology products and services. This approach provides solutions to critical environmental restoration and waste management problems, while furthering national business and technology goals.

         The Company continues to explore funding alternatives to continue research and development efforts on future generations of the instrument and to finance the working capital necessary to develop the commercial and governmental applications for the Probe-1's. This will result in the conversion of the Company to a revenue producing company smoothly and effectively. There can be no assurance that the Company will be successful in raising the required capital, and failure to do so could have a material adverse effect on the prospects of the Company.

OUTLOOK

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

SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 1999, the Company secured the second Probe-1 instrument and it has been mobilized to its first mission.

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

                           EARTH SEARCH SCIENCES, INC.



Date: August 16, 1999                    /s/ John W. Peel
                                        ------------------------------
                                        John W. Peel
                                        Chief Executive Officer