Form 10-Q
period 1999-09-30
EARTH SEARCH SCIENCES INC
filed 1999-11-16
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report: 99,300,878 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                        QUARTER ENDED SEPTEMBER 30, 1999

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                                 Page

         Consolidated Balance Sheet
           as of September 30, 1999 and March 31, 1999.                    3

         Consolidated Statement of Operations for the
           Three and Six Months Ended September 30, 1999 and 1998.         4

         Consolidated Statement of Cash Flows for the
           Six Months Ended September 30, 1999 and 1998.                   5

         Selected Notes to Consolidated Financial Statements.              6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  7-8

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                                 9
Item 2.  Changes in Securities                                             9
Item 3.  Defaults Upon Senior Securities                                   9
Item 4.  Submission of Matters of a Vote of Security Holders               9
Item 5.  Other information                                                 9
Item 6.  Exhibits and Reports on Form 8-K                                  9

Earth Search Sciences, Inc.
Consolidated Balance Sheet
----------------------------------------------------------------------------------------------------------------------------

                                                                             September 30,        March 31,
                                                                                  1999              1999
                                                                            --------------     -------------
Assets
  Current assets:
  Cash                                                                     $           80      $      47,642
  Other current assets                                                            390,631            120,995
                                                                            -------------      -------------
Total current assets                                                              390,711            168,637

  Property and equipment                                                        3,823,596          3,873,282
  Other long-term assets                                                                -                  -
                                                                            -------------      -------------
Total assets                                                               $    4,263,993      $   3,992,233
                                                                           ==============      =============

Liabilities and shareholders' deficit Current liabilities:
  Note payable                                                             $       64,125      $     450,125
  Accounts payable and accrued expenses                                           752,498            552,061
  Accrued interest                                                                261,627            236,259
  Unearned revenue                                                                      -             40,000
                                                                           --------------      -------------
Total current liabilities                                                       1,078,250          1,278,445

Long-term liabilities
  Shareholder loans                                                             1,411,302            372,322
  Capital lease obligation                                                      2,756,862          2,514,378
  Deferred officers' compensation                                               1,928,483          1,707,380
  Minority interest                                                             2,000,000          2,000,000
                                                                           --------------      -------------
Total liabilities                                                               9,174,897          7,872,525
                                                                           --------------      -------------

Redeemable common stock, $.001 par value, 725,914 shares
  issued and outstanding September 30 and March 31, 1999, respectively            117,845            117,845
                                                                           --------------      -------------

Nonredeemable shareholders' deficit
  Series A preferred stock; 200,000 shares authorized,
  issued and outstanding at September 30 and March 31, 1999                     1,000,000          1,000,000
  Common stock, $.001 par value; 200,000,000 shares authorized;
  99,300,878 and 97,411,367shares respectively, issued and outstanding             99,300             97,411
  Additional paid-in capital                                                   11,701,488         11,459,081
  Treasury stock                                                                 (200,000)          (200,000)
  Retained deficit                                                            (17,629,537)       (16,354,629)
                                                                           --------------      -------------
                                                                               (5,028,749)        (3,998,137)
                                                                           --------------      -------------
Total liabilities and shareholders' deficit                                $    4,263,993      $   3,992,233
                                                                           ==============      =============

Earth Search Sciences, Inc.
Consolidated Statement of Operations
--------------------------------------------------------------------------------------------------



                                             For the Three Months           For the Six Months
                                             Ended September 30             Ended September 30
                                            1999           1998            1999           1998
                                        ------------   -----------    ------------    ------------

Revenue:                                $   238,317    $   213,384    $    340,101    $    463,654
Cost of services provided                  (225,353)      (137,184)       (299,396)       (278,632)
                                        -----------    -----------    ------------    ------------
Gross margin                                 12,964         76,200          40,705         185,022

Expenses:
General and administrative                  471,275        351,580         846,476         728,229
                                        -----------    -----------    ------------    ------------

                                            471,275        351,580         846,476         728,229

Loss from operations                       (458,311)      (275,380)       (805,771)       (543,207)
Interest income                                   -              -              -               -
Interest expense                           (267,767)      (174,631)       (469,137)       (352,227)
Other expense                                     -              -               -         (17,442)
                                        -----------    -----------    ------------    ------------

Loss extraordinary item                    (726,078)      (450,011)     (1,274,908)       (912,876)

Extraordinary item                                -              -               -        (115,023)
                                        -----------    -----------    ------------    ------------
Net loss                                $  (726,078)   $  (450,011)   $ (1,274,908)   $ (1,027,899)
                                        ===========    ===========    ============    ============

Shares applicable to basic
  and diluted loss per shares            98,610,500     88,470,125      98,355,500      89,495,698

Basic and diluted loss per share        $     (0.01)   $     (0.01)   $      (0.01)   $      (0.01)


Earth Search Sciences, Inc.
Consolidated Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------------------------
                                                                               For the Six Months
                                                                               Ended September 30,
                                                                               1999           1998
                                                                           ------------   ------------
Cash flows from operating activities:
  Net income                                                               $ (1,274,908)  $ (1,027,899)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Issuance of common stock for services and interest expense                    244,297        122,887
  Extraordinary items                                                                 -        115,023
  Depreciation                                                                  138,313        137,862
  Amortization of lease discount                                                242,484        242,647
Changes in assets and liabilities:
  Other current assets                                                         (269,636)       (85,969)
  Accounts payable and accrued liabilities                                      200,437         14,069
  Accrued liabilities                                                            25,368        (18,158)
  Unearned revenue                                                              (40,000)       (24,937)
  Deferred officers' compensation                                               221,103        173,384
                                                                           ------------   ------------
Net cash provided by operating activities                                      (512,542)      (351,091)
                                                                           ------------   ------------
Cash flows from investing activities:
  Capital expenditures                                                         (188,000)       (47,392)
  Advance deposits                                                                    -        280,000
                                                                           ------------   ------------
Net cash used by investing activities                                          (188,000)       232,608
                                                                           ------------  -------------

Cash flows from financing activities:
  Repayment of notes payable                                                   (386,000)       (10,681)
  Proceeds from shareholder loans                                             1,482,192        191,500
  Repayments of shareholder loans                                              (443,212)       (93,240)
  Issuance of common stock                                                            -         63,000
                                                                           ------------   ------------
Net cash provided from financing activities                                     652,980        150,579
                                                                           ------------   ------------

Net increase (decrease) in cash                                                 (47,562)        32,096
Cash at beginning of period                                                      47,642         42,600
                                                                           ------------   ------------

Cash at end of period                                                      $         80   $     74,696
                                                                           ============   ============

PAGE>

                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (unaudited)

CONDENSED FINANCIAL STATEMENTS

         The consolidated statement of financial position as of September 30, 1999 and the consolidated statements of operations for the three and six months ended September 30, 1999 and cash flow for the six months ended September 30, 1999, and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at September 30, 1999 and 1998.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Company's form 10-K for March 31, 1999. The results of operation for the three and six months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

REVENUE

         The Company recognized $238,317 in revenue during the second quarter for remote sensing services performed.

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

LOSS PER COMMON SHARE

         Loss per common share is based on the weighted average number of shares outstanding during each period. For period ended September 30, 1999 and 1998, the weighted average number of these shares outstanding is 98,355,500 and 89,495,698 shares, respectively.

ISSUANCE OF COMMON STOCK

         During the three months ended September 30, 1999, the Company issued 1,500,000 shares of common stock.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the quarter ended September 30, 1999, the Company recognized $238,317 in revenue. However, the Company's obligations increased. The large operating payables and short-term notes create a substantial working capital deficiency.

RESULTS OF OPERATIONS

         Tremendous growth in Earth Search Sciences, Inc.'s hyperspectral surveying capabilities during the second quarter was mirrored by a significantly larger customer base and wider geographic scope in our survey operations. Broader awareness and acceptance of PROBE 1 hyperspectral mapping has been generated through research and pilot projects and presentations by researchers at scientific meetings.

         After more than 3 months manufacturer delays, ESSI took delivery of a second PROBE 1 system in mid-summer thereby doubling our capacity. With two systems, we are now capable of surveying in widely separated areas at the same time or surveying one area twice as fast. Another capability of using two systems is in a critical research field whereby the atmosphere's hyperspectral signature can be better determined using subtle differences between geosynchronous ground level plus high and low altitude collections.

         Survey collections with the original PROBE 1 system during the quarter were made throughout the United States and Canada. ESSI continued to extend hyperspectral exploration into remote corners of the world with surveys in the high Arctic islands only 900 miles from the North Pole.

         The inaugural mission for the second PROBE 1 was over the equatorial cloud forests of Rwanda, which are home to the mountain gorillas studied by the late Dian Fossey. National Geographic, in association with The Dian Fossey Gorilla Fund International, filmed the first scientific studies of the mountain gorillas in years which were possible only after the cessation of hostilities in the area. ESSI's PROBE 1 surveys role in quickly mapping the Parc des Volcans as part of this renewed research is featured in the half hour National Geographic television show slated for airing on CNBC on December 10.

         This quarter, ESSI added to the record it set last year for commercial hyperspectral collections above 25,000 in the high Andes by surveying in the high Arctic and in the equatorial cloud forest. Similarly ESSI personnel and their associates have been working towards opening up additional commercial opportunities through applied analysis, new collection venues, and new processing systems.

         While the Company seeks to avoid forward-looking statements and projections, it is factual to state that an agreement with Noranda, which is in its second year calls for expenditures of $2,000,000. While this amount is optional, it is a condition for maintaining the license agreement. Earth Search management has treated the agreement as central in its business planning and revenue forecasting. The first year's contract performance revenues were approximately $750,000 which was consistent with the aforementioned agreement. Noranda is finalizing plans for surveys on two continents to be undertaken in early 2000. These surveys should meet the client's second year cash flow commitments under a contract extension.

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

OUTLOOK

         Earth Search plans to use the Internet and a broad band imagery distribution system to market its imagery. The Company has collected and continues to collect imagery from around the globe. This imagery represents an asset that can be sold over and over to multiple end users. The Company is preparing for a first quarter 2000 launch of a direct channel, multi-media imagery supermarket on the Internet that will have the capability to individually customize data packages for customers. The e-commerce content provider is called TerraNet, Inc., and will be a wholly owned subsidiary of Earth Search Sciences, Inc. Its site on the world wide web will be www.general-imaging.com.

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

                           EARTH SEARCH SCIENCES, INC.



Date: November 15, 1999                     /s/ Larry F. Vance
                                            ---------------------------------
                                              Larry F. Vance
                                             Chairman of the Board