Form 10-Q
period 1999-12-31
EARTH SEARCH SCIENCES INC
filed 2000-02-17
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1999
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report: 109,408,250 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                         QUARTER ENDED DECEMBER 31, 1999

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                               Page

         Consolidated Balance Sheet
           as of December 31, 1999 and March 31, 1999.                    3

         Consolidated Statement of Operations for the
           Three and Nine Months Ended December 31, 1999 and 1998.        4

         Consolidated Statement of Cash Flows for the
           Nine Months Ended December 31, 1999 and 1998.                  5

         Selected Notes to Consolidated Financial Statements.             6

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7-9

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                               10
Item 2.  Changes in Securities                                           10
Item 3.  Defaults Upon Senior Securities                                 10
Item 4.  Submission of Matters of a Vote of Security Holders             10
Item 5.  Other information                                               10
Item 6.  Exhibits and Reports on Form 8-K                                10


Earth Search Sciences, Inc.
Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31,              March 31,
                                                                                1999                    1999
                                                                         --------------------    --------------------

Assets
Current Assets:
    Cash                                                                        $  1,136,079              $   47,642
    Other current assets                                                             412,313                 120,995
                                                                         --------------------    --------------------
Total Current Assets                                                               1,548,392                 168,637

Property and Equipment                                                             3,777,600               3,823,596
Investment in and advances to subsidiary                                           2,510,000                       -
                                                                         --------------------    --------------------
Total Assets                                                                    $  7,835,992            $  3,992,233
                                                                         ====================    ====================

Liabilities and Shareholders' Deficit
Current liabilities:
    Notes payable                                                               $  1,643,275             $   450,125
    Accounts payable and accrued expenses                                            530,401                 552,061
    Accrued interest                                                                 292,688                 236,259
    Unearned revenue                                                                       -                  40,000
                                                                         --------------------    --------------------
Total current liablities                                                           2,466,364               1,278,445

Long-term liabilities
    Shareholder loans                                                              1,515,601                 372,322
    Capital lease obligation                                                       2,878,104               2,514,378
    Deferred officers' compensation                                                2,045,210               1,707,380
    Minority interest                                                              2,168,993               2,000,000
                                                                         --------------------    --------------------
Total liabilities                                                                 11,074,272               7,872,525
                                                                         --------------------    --------------------

Commitments and contingencies

Redeemable common stock, $.001 par value, 725,914 shares
issued and outstanding at December 31 and March 31, 1999                             117,845                 117,845
                                                                         --------------------    --------------------

Nonredeemable shareholders' deficit
  Series A preferred Stock; 200,000 shares authorized,
  issued and outstanding at March 31 and September 30, 1999                        1,000,000               1,000,000
   Common stock, $.001 par value; 200,000,000 shares
     authorized; 109,408,250 and 97,411,367 shares
     respectively, issued and outstanding                                            109,408
                                                                                                              97,411
   Additional paid-in capital                                                     14,657,274              11,459,081
   Common stock subscibed                                                                  -                       -
   Treasury Stock                                                                  (200,000)                (200,000)
   Retained Deficit                                                             (18,922,807)             (16,354,629)
                                                                         --------------------    --------------------
                                                                                 (3,356,125)              (3,998,137)
                                                                         --------------------    --------------------

Total liabilities and shareholders' deficit                              $        7,835,992      $         3,992,233
                                                                         ===================     ===================

Earth Search Sciences, Inc.
Consolidated Statement of Operations
------------------------------------------------------------------------------------------------------------------------------------

                                                            For the Three Months                For the Nine Month
                                                             Ended December 31,                  Ended December 31,
                                                           1999             1998              1999               1998
                                                      ----------------  --------------  -----------------   ----------------

Revenue                                                $       79,678   $     173,252   $        419,779    $     636,906
Costs of Services Provided                                   (141,925)       (154,895)          (441,321)        (433,527)
                                                      ----------------  --------------  -----------------   ----------------
Gross Margin                                                  (62,247)         18,357            (21,542)         203,379

Expenses:
    General and administrative                                902,789         321,938          1,749,265        1,050,167
                                                      ----------------  --------------  -----------------   ----------------

                                                              902,789         321,938          1,749,265        1,050,167

Loss from operations                                         (965,036)       (303,581)        (1,770,807)        (846,788)

Interest income                                                     -               -                  -               -
Interest expense                                            (328,234)       (161,211)          (797,371)         (513,438)
Other Expense                                                       -                                  -          (17,442)
                                                                                    -
                                                      ----------------  --------------  -----------------   ----------------

Loss before minority interest                             (1,293,270)       (464,792)        (2,568,178)       (1,377,668)

Loss before extraordinary item                            (1,293,270)       (464,792)        (2,568,178)       (1,377,668)

Extraordinary item                                                 -               -                  -          (115,023)
                                                      ----------------  --------------  -----------------   ----------------

Net loss                                               $  (1,293,270)   $   (464,792)   $    (2,568,178)    $  (1,492,691)
                                                      ================  ==============  =================   ================

Shares applicable to basic and
diluted loss per share                                   104,354,564      88,470,125        103,409,808        88,470,125

Basic and diluted loss per share                       $       (0.01)   $      (0.01)   $         (0.01)    $       (0.01)


Earth Search Sciences, Inc.
Consolidated Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------------------------

                                                                                     For the Nine Months
                                                                                      Ended December 31,

                                                                                  1999                1998
                                                                            ------------------  -----------------

Cash flows from operating activities:
   Net Income                                                               $     (2,568,178)    $   (1,492,691)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issuance of common stock for services and interest expense                        678,665            185,592
  Issuance of stock for STDC stock                                                   510,000                  -
   Extraordinary items                                                                     -            115,023
   Depreciation                                                                      245,613            207,011
   Amortization of lease discount                                                    363,726            363,970
   Changes in assets and liabilities:
      Other current assets                                                          (291,318)          (254,930)
      Accounts payable and accrued expenses                                          (21,660)             3,549
      Accrued liabilities                                                             56,429             (9,532)
      Unearned revenue                                                               (40,000)           120,063
      Deferred officers compensation                                                 337,830            242,321
     Minority Interest                                                               168,993                  -
                                                                            -----------------   ----------------

  Net cash provided by operating activities                                         (559,900)          (519,624)
                                                                            -----------------   ----------------

Cash flows from investing activities:
   Capital expenditures                                                             (199,616)           (47,298)
   Advance deposits                                                                        -             430,000
Advances to Subsidiary                                                            (2,510,000)                  -
                                                                            -----------------   ----------------

Net cash used by investing activities                                             (2,709,616)            382,702
                                                                            -----------------   ----------------

Cash flows from financing activities:
  Repayment of notes payable                                                        (391,500)           (10,681)
  Proceeds from notes payable                                                      1,584,650                  -
  Proceeds from shareholder loans                                                  1,785,412            191,500
  Repayments of shareholder loans                                                   (642,673)          (118,240)
  Issuance of common stock                                                         1,953,300             63,000
  Stock issued for conversion of notes                                                68,764                  -
                                                                            -----------------   ----------------

Net cash provided from financing activities                                        4,357,953            125,579
                                                                            -----------------   ----------------

Net increase (decrease) in cash                                                    1,088,437            (11,343)
Cash at beginning of period                                                           47,642             42,600
                                                                            -----------------   ----------------
Cash at end of period                                                       $      1,136,079    $        31,257
                                                                            =================   ================


                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 (unaudited)

CONDENSED FINANCIAL STATEMENTS

         The consolidated statement of financial position as of December 31, 1999 and the consolidated statements of operations for the three and nine months ended December 31, 1999 and cash flow for the nine months ended December 31, 1999, and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at December 31, 1999 and 1998.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto in the Company's form 10-K for March 31, 1999. The results of operation for the three and nine months ended December 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

REVENUE

         The Company recognized $79,678 in revenue during the third quarter for remote sensing services performed.

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

LOSS PER COMMON SHARE

         Loss per common share is based on the weighted average number of shares outstanding during each period. For period ended December 31, 1999 and 1998, the weighted average number of these shares outstanding is 104,354,564 and 88,470,125 shares, respectively.

ISSUANCE OF COMMON STOCK

         During the three months ended December 31, 1999, the Company issued 10,108,286 shares of common stock.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the quarter ended December 31, 1999, the Company recognized $ 79,678 in revenue. However, the Company's obligations increased. The large operating payables and short-term notes create a working capital deficiency.

RESULTS OF OPERATIONS

         In December of 1999, ESSI acquired Space Technology Development Corporation (STDC), of Alexandria, VA. ESSI acquired all the shares of STDC in exchange for four million shares of ESSI common stock and the option to purchase another four million shares at exercise prices ranging to five dollars.

         STDC was established in 1993 for the purpose of commercializing space-related technologies developed in government laboratories. STDC's primary activity during the last two years has been the planning and implementation of the Naval EarthMap Observer (NEMO) project. NEMO is a commercial hyperspectral imaging satellite currently under construction at the Naval Research Laboratory
(NRL) in Washington, DC, scheduled for launch in 2001. The project is being developed jointly with the Office of Naval Research (ONR) under a dual-use application program in which 75% of the satellite's capacity is used for commercial purposes and 25% is reserved for the Navy. Work on several components of the project had stopped because of funding shortfalls prior to the acquisition by ESSI. ESSI has secured a private placement of approximately $4 million to meet the commitment to the Navy for the completion of the NEMO satellite, and is negotiating with ONR on the details of the restructure of the program. ESSI is currently negotiating to bring in major equity partners into STDC.

         ESSI's management views the acquisition of STDC and the NEMO project as a way to leapfrog its long-range strategic plan to become a vertically integrated service provider for technical clients requiring precise identification of materials on the earth's surface from satellite, airborne and ground platform instruments.

         ESSI has expanded its airborne instrument fleet to include two instruments. One currently flies in Chile and the other one is currently flying in the southern part of the Unites States. The company has increased its mineral backlogs and revenues have increased as a result of this expansion.

         The company has successfully mapped the habitat of the endangered mountain gorilla in the Volcanoes National Park. The hyperspectral imagery enables the characterization and identification of key vegetative food sources in the park.

         The company continues to publish technical papers resulting from its collection of 1-meter hyperspectral images over the fragile ecosystem of Yellowstone National Park. Samples of the images were featured in the New York Times science section and the National Geographic Magazine. This high-resolution imagery is enhancing the scientific community's ability to understand key ecosystems. This first of a kind mission was flown aboard the heliocourier aircraft provided by the Boeing Company and a specially equipped helicopter.

         ESSI is currently beta testing its e-commerce start-up division, TerraNet, Inc., which will be the company's Web-based delivery system for its data products featuring both broadband video distribution capability. The company ordered its first broad band ground station to provide the capability to receive and send voice, video, and data. Construction is scheduled to be completed at the end of March of 2000 under the global Onsat contract.

         Subsequent to the quarter ended December 31, 1999, the company hired Mr. Rory J. Stevens as its Chief Financial Officer (CFO). Mr. Stevens has served on Earth Search's board of directors since 1994, and brings 16 years of accounting experiences and a proven track record in acquisitions and mergers and financial and management reporting, tax planning and compliance, treasury functions, corporate insurance and internal control for companies with $70 million in annual sales. Mr. Stevens has a BBA from the Boise State University and a masters degree in professional accounting and MBA from the University of Washington. For the past 11 years, Mr. Stevens worked as the controller for Chiyoda.International Corporation, an international engineering and construction company. Prior to that he was with Ernst & Young LLP.

         Tremendous growth in Earth Search Sciences, Inc.'s hyperspectral surveying capabilities during the third quarter was mirrored by a significantly larger customer base and wider geographic scope in our survey operations. Broader awareness and acceptance of PROBE 1 hyperspectral mapping has been generated through research and pilot projects and presentations by researchers at scientific meetings.

         While the Company seeks to avoid forward-looking statements and projections, it is factual to state that an agreement with Noranda, which is in its second year calls for revenues of $2,000,000. While this amount is optional, it is a condition for maintaining the license agreement. Earth Search management has treated the agreement as central in its business planning and revenue forecasting. The first years contract performance revenues were approximately $750,000, which was consistent with the aforementioned agreement. Noranda is finalizing plans for surveys on two continents to be undertaken in early 2000. These surveys should meet the client's second year cash flow commitments under a contract extension.

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

                                     PART II

                           OTHER INFORMATION REQUIRED


     Item 1.           Legal proceeding                                     None
     Item 2.           Changes in securities                                None
     Item 3.           Defaults upon senior securities                      None
     Item 4.           Submission of matters to a vote of security holder   None
     Item 5.           Other information                                    None
     Item 6.           Exhibits and reports on Form 8-K
                       1.     Financial Data Schedule


SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                           EARTH SEARCH SCIENCES, INC.



Date: February 15, 2000                     /s/ Larry F. Vance
                                            -----------------------------
                                                Larry F. Vance
                                                Chairman of the Board