Form 10-K
period 2000-03-31
EARTH SEARCH SCIENCES INC
filed 2000-07-14
CIK 752634

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934 For the transition period from __________ to
         _________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 31, 2000: $201,966,936. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at March 31, 2000: 126,536,204


This Form 10-K consists of 40 pages.


                                TABLE OF CONTENTS

PART I.................................................................................................... 3

   Item 1 -     Business ................................................................................. 3
   Item 2 -     Properties  .............................................................................. 9
   Item 3 -     Legal Proceedings.........................................................................10
   Item 4 -     Submission of Matters to a Vote of Security Holders.......................................10
   Item 4(a)    Executive Officers of the Registrant......................................................10

PART II...................................................................................................11

   Item 5 -     Market for the Registrant's Common Stock
                       Equity and Related Shareholder Matters.............................................11
   Item 6 -     Selected Financial Data...................................................................12
   Item 7 -     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations..........................................................12
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk................................15
   Item 8 -     Financial Statements and Supplementary Data...............................................15
   Item 9 -     Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure.............................................16

PART III..................................................................................................16

   Item 10 -    Directors and Executive Officers of the Registrant........................................16
   Item 11 -    Executive Compensation....................................................................16
   Item 12 -    Security Ownership of Certain Beneficial Owners and
                       Management.........................................................................16
   Item 13 -    Certain Relationships and Related Transactions............................................16

PART IV...................................................................................................17

   Item 14 -    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................17

SIGNATURES................................................................................................19


                                     PART I

ITEM 1.  BUSINESS

Organization

          EarthSearch Sciences, Inc. (the Company) was incorporated in 1984 under the laws of the state of Utah.

Corporate Focus

          The Company's mission is to commercially exploit the science of remote sensing in a wide variety of industries around the globe. The science of remote sensing includes acquiring, processing and interpreting imagery of the earth captured from instruments deployed on aircraft or satellites. The advantages of airborne and satellite remote sensing over other methods of gathering visual information are that data can be collected better, faster and cheaper over larger areas including sites inaccessible from the ground. By collecting data at different times, changes can be detected that may be due to significant natural or man-made processes. Detection of such changes can assist in environmental/land use management. Remote sensing instruments measure reflected, visible and infrared sunlight from the earth's surface over a spectral range seven times broader than the human eye can see. This collected data can then be digitally analyzed using personal computers. The digitally analyzed imagery can provide information useful to a wide range of industries such as, but not limited to, natural resource development (including oil and mineral exploration, fisheries and forestry), land use development, environmental remediation and monitoring, agriculture (including vegetation stress analysis and fertilizer treatment), disaster assessment, marine sciences and military sciences.

Original Business Plan

         The Company acquired an imagery database obtained from the utilization of remote sensing instruments owned and operated by third parties in 1987 and 1991 for the purpose of mineral exploration. Based on an analysis of obtained imagery, the Company procured mining patents and land leases and sought partners to develop several prospective mining properties. The Company entered into several arrangements with mining entities for the development of some of the Company's properties, but none of those arrangements resulted in the development of operating mines. Due to the lack of capital to fund advance royalties, due diligence requirements associated with the Company's mining properties and changes in mining laws which required increased and more timely due diligence expenditures, the Company opted to release virtually all of its mining properties starting in 1991. The Company completed this divesture in 1994.

         In 1991, the Company was invited to participate in the Visiting Investigator Program (VIP) sponsored by the National Aeronautics and Space Administration (NASA). In the VIP program, the Company sought to compare the benefits of using an Airborne Visible and Infra-Red Imaging Spectrometer (AVIRIS), along with other less advanced instruments, in locating geologic areas of interest in a test area in Nevada. The results of that program were published in January 1993. As a result of its participation in the program, the Company acquired a large amount of unprocessed imagery data.

         The Company recognized the need to refine existing remote sensing technology in order to improve the economics of commercial remote sensing applications. The Company decided to use hyperspectral remote sensing instruments which expands the image resolution and, thus, the usefulness of acquired imagery. To achieve its goal, the Company undertook the development of a miniaturized hyperspectral remote sensing instrument, Probe 1, which is designed to be used with cost effective and easily available aircraft.
Current Business Plan

         The Company is evolving from a mineral exploration and research and development organization into a leading provider of remote sensing services. On June 1, 1997, the Company took delivery of the first Probe 1 instrument. In its first full year of commercial operation, the Company developed markets and generated revenue from multiple clients. In August of 1999, the Company took delivery of its second Probe 1 instrument. Since June 1, 1997, the Company has collected and currently owns a substantial archive of Probe 1 hyperspectral imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Chile, Mexico, California, Nevada, Arizona, Idaho, Montana and Utah. At the present time, the value of this data archive has not been independently appraised and its value is not reflected in the Company's financial statements.

         The Company believes cost effective hyperspectral remote sensing and imagery processing has tremendous potential in various global applications and markets. The Company is establishing subsidiaries to focus on hyperspectral remote sensing applications, marketing, and distribution in various industries. Each subsidiary will focus on a specific segment of commercial remote sensing. The Company, if applicable, will provide an exclusivity license for each subsidiary, provide use of the Company's hyperspectral instruments, provide processing support, and provide marketing and management support to each subsidiary. In addition, the Company will receive a royalty from any resource development that occurs as a result of the subsidiaries' use of the Company's instruments and technology. Until the successful launch and deployment of the Naval Earth Map Observer (NEMO) satellite described below, the subsidiaries will utilize the Company's airborne hyperspectral instruments. After the successful launch of the NEMO satellite and depending on the application both the airborne and satellite hyperspectral instruments will be made available to the subsidiaries. Following the launch, the subsidiaries expect to use the NEMO satellite's instrument in addition to the airborne instrument. Additional capital will be raised for each subsidiary by means of private placements or public offerings.

         To complement its Probe 1 technology, the Company recently acquired Space Technology Development Corporation and its ownership in satellite based imagery technology (discussed below). The combination of a high-resolution airborne Probe system and the lower resolution larger area coverage achieved by satellite based imagery will provide a powerful and unrivaled capability. The use of aircraft to collect large areas of remote sensing imagery throughout the world is an expensive and time-consuming task. Satellite gathered data will allow remote sensing customers to gather imagery from any large area around the world, including those areas which currently are inaccessible due to restrictions by foreign governments. This imagery can then be processed to determine if a closer look using the Company's airborne instruments is necessary or desirable. The joint use of satellite and airborne remote sensing instruments will combine economical large area imagery collection by the satellite instrument and high-resolution imagery collection of target areas by the airborne instruments. All collected imagery can be processed by the Company's imagery processors.

         The Company also plans to pursue mergers and acquisitions as the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing. The Company intends over the next year to continue pursuing (a) acquisitions that aid in the commercialization of hyperspectral remote sensing technology, (b) contracts that produce revenues from the application of remote sensing to the existing markets in environmental remediation and mineral identification and the undeveloped markets for other appropriate projects involving a multitude of applications of the technology, (c) financing the development of additional miniaturized remote sensing instruments, and (d) development of promising mineral, oil and gas properties in which the Company has or acquires an interest, identifying such properties by utilizing its existing imagery database or acquiring such data.

Acquisition of Space Technology Development Corporation

         In fiscal 2000, the Company acquired Space Technology Development Corporation (STDC) of Alexandria, Virginia. The Company acquired all the outstanding shares of STDC in exchange for four million shares of the Company's common stock and the option to purchase another four million shares at exercise prices ranging from $0.50 to $5.00 per share. The Company's management views the acquisition of STDC and the NEMO project (discussed below) as a way to advance its long-range strategic plan to become a vertically integrated service provider for clients requiring precise identification of materials on the earth's surface from satellite, airborne and ground platform instruments.

         In early 1997, the Navy issued a broad agency announcement that it would conduct a competition on several "dual-use" projects, including the development of hyperspectral remote sensing technology in space. STDC bid on the project, which developed into NEMO. STDC signed an agreement with the Office of Naval Research in December of 1997 for the development, operation and launch of NEMO as a dual use project. Under the rules of the dual use program, the U.S. government will fund half or less of the program cost, while STDC and its industrial partners provide funding or in-kind contributions for the remaining costs of the program. The dual use program is administered by the Defense Advanced Research Projects Agency (DARPA) in the Office of the Secretary of
Defense. Dual-use projects are designed so that both the armed services and private companies contribute to the projects and share in the benefits. DARPA works with the Army, the Navy and the Air Force to design a number of advanced technology projects that might qualify as dual-use projects worthy of special funding.

         The agreement between the Navy and STDC states its goals as to the successful launch of the NEMO satellite and the acquisition of image data of interest to the U.S. government. An additional goal is to form the basis for a commercially viable enterprise that will continue to provide imagery data to the U.S. Government for the life of the satellite.

         The principal partner of STDC for the NEMO project is the Naval Research Laboratory (NRL), which operates under the direction of the Chief of the Office of Naval Research. The NRL will modify, assemble and test the satellite and prepare it for launch.

         Industrial partners of STDC include Space Systems/Loral ("SS/L") of Palo Alto, California; Science Applications International Corporation ("SAIC") of La Jolla, California; AlliedSignal Technical Services Corporation ("ATSC") of Columbia, Maryland (which recently merged with Honeywell); and Litton Advanced Systems ("Litton") of College Park, Maryland. SS/L provided the basic satellite, a Globalstar(R) bus. ATSC will manage satellite operations and collect the imagery data transmitted from the satellite and Litton is producing the NEMO spacecraft controller.

         Through launch and the first 60 days of orbit, the NEMO program will cost approximately $250 million. This figure includes the space segment
(satellite, sensor and other electronics), the launch and the commercial business segment - imagery processing, product development, marketing and administration. Of this amount, the government has committed to fund approximately $63 million, and STDC and its industry partners are expected to contribute the balance.

         The NEMO satellite is the core of STDC's strategic plan to become the dominant provider of satellite gathered hyperspectral global imagery and related processing services. STDC has attained the required Department of Commerce Remote Sensing License that permits hyperspectral and panchromatic imagery to be sold commercially to a global market. This is the first license ever granted for a space-based hyperspectral system.

         NEMO is a high performance, highly sensitive imaging and information generating satellite that leverages the U.S. government's state of the art hyperspectral technology R&D programs. NEMO is designed to collect large volumes of 30 or 60-meter resolution hyperspectral data to spectrally identify and characterize objects and collected 5-meter resolution panchromatic data for precise visual interpretation of the imagery. NEMO provides the potential for mapping all of the earth's landmass with 5-m panchromatic, 30-m and/or 60-m hyperspectral data over its three-year mission life. NEMO has a design life of 5 years. The Navy desires the imagery data NEMO will collect, but without the expense of satellite ownership. STDC will own and operate the satellite, providing the Navy with the imagery it needs and ensuring the commercial success of the venture through the sale of processed imagery.

         Of keen interest to the Navy and commercial clients is NEMO's unique ability to characterize the littoral regions of the world (i.e., water and coastline areas within 50 km of shore). Specific areas of interest to the Navy include bathymetry, water clarity, currents, oil slicks, bottom type, atmospheric visibility, tides, bioluminescence, beach characterization, underwater hazards, total column atmospheric water vapor and detection and mapping of sub-visible cirrus.

         A key technology developed for NEMO by NRL is an extraction and data compression software algorithm called the Optical Real-Time Spectral Identification System (ORASIS(TM)). ORASIS(TM) offers automated and adaptive signature recognition capability, improving the operational efficiency to analyze both military and commercial data sets. ORASIS(TM) is a high-speed processing system that identifies the spectral signatures corresponding to physical objects an area without supervision or prior knowledge. It will minimize subsequent ground processing for data exploitation and maps. In essence, ORASIS(TM) enables the on-board production of data products and results in a greater than tenfold data compression, relieving hyperspectral data bottlenecks of on-board data storage and transmission to the ground.

Formation of Petro Probe, Inc.

           The Company formed Petro Probe, Inc. to identify and develop potential hydrocarbon properties by utilizing Probe 1 imagery and the Company's hydrocarbon geologists and imagery processors. Petro Probe Inc.'s strategy will entail flying over areas of interest that the Company may later take an equity interest in, as well as the sale of hyperspectral imagery and processing services for oil and gas properties owned by third party customers. A primary objective in evaluating a potential hydrocarbon resource project is to provide geologic mapping of outcrop lithology and surface structure. The Probe 1 instrument is an excellent tool to obtain this mapping. Probe 1 imagery can identify subtle features due to topographic offset, vegetation change and/or soil alteration that play a major role in forming hydrocarbon traps. Hyperspectral imagery can also aid in petroleum exploration by detecting surface indicators of potential petroleum reserves (such as micro seepage).

         Petro Probe Inc.'s concept is to develop the competitive advantages of Probe 1 resource mapping capability, combining this with conventional hydrocarbon exploration information and then applying newer value-added technology such as 3D seismic to acquire equity positions in oil and gas properties. 3D seismic is the technology of measuring explosions to map subsurface geologic structures. In fiscal 2000, Petro Probe, Inc. acquired working interests in four oil and gas properties in the U.S. The Probe 1 instrument played a key role in the selection of these properties for Petro Probe, Inc. The first property acquired was the Louisiana West Scott Field, Prospect where an oil well has been drilled and logged based on data from Probe 1 as well as other exploration measurements. This well is expected to be a revenue producing natural gas property in the second quarter of 2001.

         In addition, in fiscal 2000 Petro Probe, Inc. has surveyed targets for hydrocarbon exploration in the oil & gas basins of Greater Green River Basin, Wyoming, Paradox Basin, Utah and Australian Basin and is ready to proceed to further evaluation.

Formation of Geoprobe, Inc.

         The Company formed Geoprobe, Inc. to pursue remote sensing applications in the mineral exploration industry. Mineral deposits are part of larger geological systems that typically have mineralogical zonations that are mappable using Probe 1 imagery. In vegetated areas, the subtle effects that bedrock geology has on plants can be measured to identify hidden minerals. As permitted by the Company's agreement with Noranda that gives Noranda exclusive rights to certain geological areas for certain types of mineral exploration and development, Geoprobe, Inc. will use the Company's remote sensing instruments to survey areas that have promise for the location of minerals either for its own use or for third party customers.

Formation of Ecoprobe, Inc.

         The Company formed Ecoprobe, Inc. to pursue remote sensing applications in the environmental industry. The same indicators that can be used to find mineral deposits can also be used to monitor the environmental impact of active and past-producing mines, mills, smelters, refineries and pipelines. The Company has taken an industrial leadership role in working with U.S. government agencies such as the Environmental Protection Agency, the Bureau of Land Management and the Office of Surface Mining on setting up applications for commercial monitoring of industries, forest inventory and health issues, slope stability assessment and the spread of noxious weeds. Ecoprobe, Inc. will continue such activities.

Formation of Terranet, Inc.

         The Company formed Terranet, Inc. as the Company's e-commerce content provider to globally market and distribute its airborne and satellite imagery over its internet and broadband imagery distribution system. This imagery can be sold repeatedly to multiple end users. In addition to selling the Company's own imagery, Terranet, Inc. will pursue the resale of imagery obtained from third parties. Terranet is preparing for a late-2000 launch of a portal design, multi-media imagery "supermarket" on the internet that will have the capability to individually customize data packages for customers. A proprietary software application service available on line will allow simple data acquisition and processing with a "pay as you go" billing system. Its site on the world wide web will be Earthmap.net website. Terranet, Inc. has engaged Hewlett-Packard to provide the business case consulting and system architecture design for Earthmap.net. An agreement has also been signed with OnSat Network Communications of Salt Lake City, Utah to provide global broadband wireless internet connectivity for major Earthmap.net users.

Fiscal 2000 Significant Projects

         The Company has completed mapping assignments in Canada, Chile and Argentina in partial fulfillment of the contractual requirements with Noranda, a major mining company, to map for natural resources on a global scale. In addition to the fees the Company has received for these services, the Company earns either net smelter royalties or net profits interest on properties not previously owned or controlled by Noranda upon which a discovery of mineral resources occurs as the result of using the Company's Probe 1 technology. To date, gigabyte quantities of imagery have been collected by the Company. These data tapes are being processed and the imagery is being examined for the presence of mineral properties exhibiting the qualifications necessary to establish them for candidacy as "royalty properties". While no royalty properties have been recorded at this time, the Company is operating on two continents targeted by the mining industry as exhibiting significant mineral potential. A substantial backlog of collected imagery from these two continents exists, and the evaluation process continues to move forward. As the Company continued to perform under its Noranda mapping contract in fiscal 2000, additional mapping assignments have come from new customers in emerging growth areas such as hydrocarbon exploration, environmental damage assessments, land use planning and weed species. These additional imagery data collections continue to expand and improve the commercial applications of the Company's remote sensing library.

         The Company cooperated with the Dian Fossey Gorilla Fund International organization to utilize hyperspectral remote sensing to examine the detail of vegetation in gorillas' habitat in the jungles of Rwanda. The imagery captured revealed the abundance and location of the gorillas' principal foods in the Virungas National Park. This information will be used to determine the number of gorillas the habitat can support. National Geographic Explorer chronicled the mission in a television documentary that was broadcast on several occassions.

         The Company completed work on its EOCAP contract with NASA to map Yellowstone National Park that began in fiscal 1999. The Company collected imagery at lower altitudes, which meant higher resolution imagery was collected. It was anticipated that, with the increased resolution obtained utilizing Probe 1, Yellowstone's scientists responsible for tracking seasonal variability of plant species and, hence, food supplies, will be able to gain insight into environmental conditions affecting the Park's wildlife. The ability of the Probe 1 technology to differentiate between tree and plant species suggests a new and economical method for characterizing habitat. To date, the Company continues to publish technical papers resulting from its collection of 1-meter hyperspectral images over the fragile ecosystem of Yellowstone National Park. Samples of the images were featured in the New York Times science section and National Geographic Magazine. This high-resolution imagery is enhancing the scientific community's ability to understand key ecosystems. This first of a kind mission was accomplished using Probe 1 in conjunction with a heliocourier aircraft provided by the Boeing Company and a specially equipped helicopter.

         Several proposals have been developed to partner with private industry, universities and state and Federal agencies to develop, package and deliver competitive advanced technology products and services. This approach provides solutions to critical environmental restoration and waste management problems, while furthering national business and technology goals.

         In the Canadian province of Nova Scotia, the Company assembled twenty-six exclusive mineral exploration licenses covering approximately 70,000 acres on 1,756 claims. The Company will conduct Probe 1 remote sensing and other mineral exploration techniques to locate and quantify under-developed mineral potential where numerous quartz vein related gold and some copper have been discovered. There have been seven past producing gold properties in the
Company's  license  area  as  well  as  two  past  producing   sandstone  copper
properties.

         The Company completed a new corporate website, Earthsearch.com, featuring "flash" technology for animation and streaming video for personal and mission presentations. The website's objective will be to contain comprehensive information about hyperspectral remote sensing technology as well as to provide an interactive forum for the Company's business around the world.

Business Segment Information

         Included in the attached financial statements is business segment information for the Company.

Employees

         As of March 31, 2000, the Company had 8 full-time employees.

Available Information

            The Securities and Exchange Commission maintains an internet site at http://www.sec.gov that contains reports and financial information filed by the Company. The Company maintains an internet site at http://www.earthsearch.com that contains information about the Company's business, markets and technology.

ITEM 2.  PROPERTIES

         The Company leases its corporate headquarters and all of the furnishings from an unrelated third party. Its headquarters consist of approximately 2,000 square feet of office space in McCall, Idaho. In addition, a wholly owned subsidiary leases office space in Alexandria, Virginia from an unrelated third party. The Company believes its offices are adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

                                 Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 Not applicable

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company for fiscal 1999 to the present.

                   Name                Age     Position

             Larry F. Vance            65      Chairman
             John W. Peel, III         54      Chief Executive Officer
             Rory J. Stevens           42      Chief Financial Officer
             Tami J. Story             37      Secretary/Treasurer

         Larry F. Vance served as Chief Executive Officer of the Company from 1985 until April 8, 1995. Since April 8, 1995, Mr. Vance has served as Chairman of the Company. Mr. Vance is also a director of the Company and has been a full-time employee of the Company since 1985. Mr. Vance's training is in business and marketing. He served in a management capacity for the 3M companies, IBM, and Computer Usage Corporation prior to founding the Company.

         John W. Peel, III joined the Company as Chief Executive Officer in April 1995 and has been a director of the Company since 1995. Prior to joining the Company, Dr. Peel served six and-one-half years as Senior Vice President of Tetra Tech, Inc., a major publicly held environmental remediation-consulting firm. Dr. Peel holds a Bachelor of Sciences in Biology from Millsaps College, a Master of Sciences in Parasitology and Invertebrate Zoology from the University of Mississippi and a Ph.D. in Environmental Health/Health Physics from Purdue University.

         Rory J. Stevens, CPA, a certified public accountant became a director of the Company in 1994 and joined the Company as Chief Financial Officer in January 2000. Prior to joining the Company, Mr. Stevens was employed by Chiyoda International Corporation, an engineering and construction company, for eleven years, the last six years as corporate controller. Mr. Stevens holds a Bachelor of Business Administration from Boise State University and a Master of Business Administration and Masters of Professional Accounting from the University of Washington.

         Tami J. Story served in an administrative support capacity for the Company from 1991 until April 1993. Since April 1993, Ms. Story has served as Secretary and Treasurer of the Company. Ms. Story also serves as a director of the Company. Ms. Story holds a degree with a major in Nursing and a minor in Business Administration.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK EQUITY AND
              RELATED STOCKHOLDER MATTERS

         (a) Principal Market or Markets. The Company's common stock trades in the over-the-counter market. The range of reported high and low bid quotations for the Company's common stock, as set forth below, reflect interdealer bid prices, without retail markups, markdowns, commissions, or adjustments as reported in the NASDAQ "pink sheets" and do not represent actual transactions.

                         Quarter Ended              High         Low

                        June 30, 1998               .37          .25
                        September 30, 1998          .32          .10
                        December 31, 1998           .13          .07
                        March 31, 1999              .14          .08

                        June 30, 1999               .21          .19
                        September 30, 1999          .15          .13
                        December 31, 1999          1.32         1.25
                        March 31, 2000             1.81         1.70

         (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2000 was approximately 877. This does not include shareholders that hold stock in their accounts at brokers/dealers.

         (c) Dividends. Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data for each of the last five fiscal years with respect to the Company and is qualified in its entirety by reference to the Company's audited financial statements and notes thereto. Space Technology Development Corporation (STDC) was acquired by the Company on December 21, 1999. The results of operations for 2000 include the results of operation for STDC from December 22, 1999 to March 31, 2000.

                                                                    As of or for the fiscal year ended
                                             2000            1999            1998            1997            1996
                                       -----------------------------------------------------------------------------
Operating revenue                       $  1,526,446    $    881,006    $    55,000     $         -     $     6,332
Net loss                                  (5,177,983)     (2,271,428)    (5,849,999)     (2,549,823)     (2,408,292)
Net loss per common share                     (0.033)          (0.03)         (0.08)          (0.04)          (0.05)
Total assets                              19,532,230       3,992,233      4,880,652       3,951,914         922,377
Long-term obligations                      7,515,118       6,594,080      5,767,961         873,462         736,209
Stockholders' equity  (deficit)            2,663,656      (3,998,137)    (3,005,765)     (2,960,610)     (1,295,908)
Cash dividends declared                            -               -              -               -               -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         Financial comparisons will be made between the fiscal years ended March 31, 2000 and 1999 and 1998.

RESULTS OF OPERATIONS

         The company recognized revenue of $1,526,446 in 2000 compared with $881,006 and 55,000 in 1999 and 1998 respectively. Included in 2000 revenue is $662,791 from STDC. In 2000, costs of services provided was $1,796,412 compared with $767,570 and $132,083 in 1999 and 1998, respectively. STDC costs of services provided included in 2000 is $1,078,990.

         Exploration costs in 2000 were $6,282 compared with $68,229 and $399,756 in 1999 and 1998, respectively. The decrease in exploration costs from 1998 to 2000 is primarily a result of the Company's focus on utilization of the Probe for revenue producing projects. General and administrative costs were $2,397,484 in 2000 compared with $1,417,514 and $3,062,669 in 1999 and 1998, respectively. Included in 2000 general and administrative costs is $233,397 from STDC.

         In 2000, the Company recognized non-cash compensation expense of $1,608,001 for the vesting of options. Of this amount, $1,593,600 relates to performance options issued to officers of the company in 1997. At the time these options were granted, officer's salary was deferred and the Company's common stock price was approximately $0.48 These options allow the officers to purchase restricted shares in the Company at exercise prices ranging from $.50 per share to $2.50 per share, for up to 24 months after vesting. The vesting of these options is dependent on the Company's stock price reaching certain prices and maintaining that level for a specified number of days. In 2000, 3,000,000 of options met the performance criteria and resulted in the recording of $1,593,600 of compensation expense. As of March 31, 2000 none of these options have been exercised.

         Interest income in 2000 was $38,821 compared to $17,449 in 1998. In 2000, the Company recognized interest expense of $1,136,995 compared to $773,228 and $689,600 in 1999 and 1998. Included in 2000 interest expense is $70,846 for STDC. The increase in interest expense over prior years is a result of the Company's increase in borrowings to fund operations. Other expense was $641, $10,810, and $473,340 in 2000, 1999, and 1998 respectively.

         In 2000, the company recorded minority interest in losses of consolidated subsidiaries of $202,565. In 2000, ESSI Probe 1 LC, a consolidated subsidiary with a 50% minority interest took delivery of the second Probe instrument and started operations. ESSI Probe 1 LC minority interest loss in 2000 was $201,298.

         The company recognized a net loss of $5,177,983 in fiscal 2000 compare with a net loss of $2,271,428 and $5,849,999 in 1999 and 1998. The loss on a per share basis was $0.048, $0.025, and $0.077 is fiscal 2000, 1999, and 1998, respectively. Included in the loss in 2000 is a loss of $879,250 or $.008 per share from the operations of STDC.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its activities to date with a combination of cash flow from operations and the use of equity securities and promissory notes.

         Net cash used in operating activities was $(3,343,109) in 2000, resulting primarily from a net loss of $(3,569,982), and payment for salaries, services and depreciation. Cash used in operating activities was $374,023 in 1999, resulting primarily from a net loss of $2,271,428, and payments for salaries, services and depreciation. Cash used in operations was $2,599,410 in 1998, resulting primarily from a net loss of $5,849,999, and payments for salaries, services and depreciation.

         Capital expenditures for March 31, 2000 were primarily for payments on airborne hyperspectral instruments and purchases of new computer equipment, purchases of working interests in mining properties, and payments on a subsidiary's satellite hyperspectral instrument.

         At March 31, 2000, the Company had cash and cash equivalents of $6,119,562 and working capital of $(2,384,930).

         The Company does not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

         The Company believes that funds generated from its operations, together with future borrowings, will be adequate to meet the Company's anticipated cash needs during the immediate term. In addition, the Company plans to raise approximately $3,250,000 to pursue engineering, design, feasibility, and construction of additional airborne instruments.

         STDC will need to raise private industry funds of approximately $125,000,000 in order to complete, launch and operate the hyperspectral imaging satellite and instrument.

         There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, at such time or times as required by the Company.

         Additions to the permanent staff of the Company saw Rory Stevens take on the role of Chief Financial Officer, Joe Zamudio become the Vice-President of Technical Operations, and Laurel Gordner move to Director of Image Processing. The total number of employees now numbers eight people plus numerous specialty area contractors.

FUTURE OPERATIONS

         The Company will focus on expanding its markets for remote sensing services by marketing its remote sensing imagery collection services and value added imagery processing. In addition, in the mineral and hydrocarbon resource exploration areas the Company will operate its remote sensing instruments for its own use and secure equity interests in promising properties identified from the remote sensing imagery. The Company under its subsidiary STDC will continue to focus on raising capital to finish construction of NEMO in expectation of a launch in 2002. Further, the Company will continue to look for equity funding to develop additional instruments including hand-held, as well as airborne spectrometers. Lastly, the Company will seek to acquire revenue-producing companies in the natural resources and environmental monitoring field.

         Through teaming with other firms, the Company will identify additional technology applications for remote sensing. Management intends to pursue additional markets for its imagery databases, which would generate operating revenues and improve cash flows.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS AND MARKET PRICE OF STOCK

         As of June 29, 2000, the Company believes that available funds and those generated through its operations will be adequate to meet its anticipated cash needs for the next fiscal year. However, there can be no assurance that additional capital beyond the amounts currently forecast by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Additional financing may involve public or private offerings of debt or equity securities, and may include bank debt. Debt financing may increase the Company's leveraged position, require the Company to devote significant cash to service debt and limit funds available for working capital, capital expenditures, and general corporate purposes, all of which could increase the Company's vulnerability to adverse economic and industry conditions and competitive pressures. Equity financing may cause additional dilution to purchasers of the Company's common stock.

         The Company believes other commercially available current and planned remote sensing instruments pose competitive pressures. While the Company's plan is to develop better hyperspectral airborne and satellite instruments to maintain the Company's competitive position, there can be no assurance that the Company's new instrument developments will be commercially or financially successful.

         The current prices of oil and natural gas has intensified efforts to locate new reserves and use new technologies for exploration such as remote sensing. Fluctuations in the prices of oil and gas could negatively impact the commercial applications for the Company's instruments in the oil and gas exploration area as well as any revenue on its interests in oil and gas properties.

           Lower prices for minerals could negatively impact the Company's commercial prospects for marketing its remote sensing instruments and its strategy to earn revenue by identifying minerals for its own exploration and development.

           The STDC agreement with the Office of Naval Research to develop and deploy NEMO requires STDC to raise additional industry funds of approximately $125,000,000 to complete the project. There can be no assurances that the STDC will be able to raise funds necessary to complete the project.

OUTLOOK

         This  Report  on Form  10-K,  including  the  foregoing  discussion  in
"Management's Discussion and Analysis of Financial Condition and Results of Operations," and other reports hereafter filed by the Company with the Securities and Exchange Commission may contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this Report on Form 10-K and such other reports filed with the Securities and Exchange Commission are forward-looking. In particular, statements regarding industry prospects, future OEM sales by the Company, the adequacy of existing manufacturing resources, the Company's continued expansion in foreign markets and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including those set forth above under the heading "Additional Risk Factors that could Affect Operating Results and Market Price of Stock" and elsewhere in this Report. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this Item are included on pages F-1 to F-21 of this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

         Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders, filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 Not applicable

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

         (a)(1) Financial Statements filed as part of this Report              Page in this Report

                Report of Independent Accountants                              F-1
                Consolidated Balance Sheet at March 31, 2000 and 1999          F-2
                Consolidated Statement of Loss for the Years
                   Ended March 31, 2000, 1999 and 1998                         F-3
                Consolidated Statement of Redeemable Common Stock
                   And Nonredeemable Shareholders' Equity (Deficit) for
                   the Years Ended March 31, 2000, 1999 and 1998               F-4
                Consolidated Statement of Cash Flows for the Years
                   Ended March 31, 2000, 1999 and 1998                         F-5
                Notes to Consolidated Financial Statements                     F-6 - F-21

         (a)(2) Financial Statement Schedules                                  None

         (a)(3) Exhibits

          2.1   Agreement and Plan of Merger by and among Earth Search
                Sciences, Inc.,  ESS  Acquisition  Corp.,   Space  Technology
                Development Corporation and the shareholders of Space Technology Development Corporation, dated December 21, 1999

          3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Forms 10-K for the fiscal years ended March 31, 1995 and March 31, 1996)

          3.2   Bylaws  (Incorporated   by  reference  to  Exhibit  3.2  to  the
                Registrant's Form 10-K for the fiscal year ended March 31, 1995)

          4.1   See exhibits 3.1 and 3.2

          10.1 Memorandum of Understanding between the Registrant and Applied Signal and Imaging Technology, Inc. dated May 27, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for fiscal year ended March 31, 1996)

          10.2 Contract of Sale and Leaseback dated June 10, 1997 between Registrant and Accuprobe, Inc.

          10.3  Operating Agreement of ESSI Probe1 LC, dated June 3, 1997

          10.4 Hyperspectral Technology License Agreement between Earth Search Sciences, Inc. and Noranda Mining and Exploration, Inc. made as of December 16, 1997. (Incorporated by reference to the Registrant's for 8-K filed on February 6, 1998).

          10.5 Agreement between the Office of Naval Research and Space Technology Development Corporation Agreement for NAVY EARTHMAP OBSERVER (NEMO) dated December 10, 1997

          10.6 Sales Contract between Science Applications International Corp. and Space Technology Development Corp. Dated: 30 March 1998, Contract No.: STDC-98-NEMO-0003

          10.7 Sales Contract between Science Applications International Corp. and Space Technology Development Corp. Dated: 30 March 1998, Contract No.: STDC-98-NEMO-004

          10.8 Sales Contract between Space Systems/Loral (SS/L) and Space Technology Development Corporation (STDC). Dated 21 January 1999, Contract Number: Stdc-98-Nemo-0001

          10.9 Sales Contract between Litton Systems, Inc., Amecom Division (Litton Amecom)and Space Technology Development Corp. (STDC). Date 29 October 1998, Contract Number: STDC-NEMO-98-0009

        21.1.1  List of Subsidiaries

          27.1  Financial Data Schedule

          (b) The Registrant filed the Following Reports on Form 8-K during the quarter ended March 31, 2000:

                       DATE OF REPORT           ITEM REPORTED
                     February 18, 2000              5
                     February 2, 2000               5

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EARTH SEARCH SCIENCES, INC.



                                        By /s/ Larry F. Vance
                                           Larry F. Vance
                                           Chairman
                                           Date:July 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                               Title

/s/ Larry F Vance                Chairman and Director
Larry F. Vance
Date: July 13, 2000

/s/ John W. Peel, III            Chief Executive Officer and Director
John W. Peel, III
Date:July 13, 2000

/s/ Rory J. Stevens              Chief Financial Officer and Director
Rory J. Stevens
Date:July 13, 2000

/s/ Tami Story                   Corporate Secretary and Treasurer and Director
Tami J. Story
Date:July 13, 2000

                        Report of Independent Accountants

To the Board of Directors and
Shareholders of Earth Search Sciences, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of loss, of redeemable common stock and nonredeemable shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Earth Search Sciences, Inc. and its subsidiaries at March 31, 2000 and March 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

PricewaterhouseCoopers LLP
Portland, Oregon

June 9, 2000


EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999
-----------------------------------------------------------------------------------------------------
                                                                             2000           1999
                                                                        --------------  -------------
Assets
Current assets:
    Cash                                                                $    6,119,562  $      47,642
    Other current assets                                                       803,682        120,995
                                                                        --------------  -------------
Total current assets                                                         6,923,244        168,637

Property and equipment, net                                                 12,608,986      3,823,596
                                                                        ==============  =============
Total assets                                                            $   19,532,230  $   3,992,233
                                                                        ==============  =============
Liabilities and Shareholders' Deficit
Current liabilities:
    Notes payable                                                       $    2,687,212  $     450,125
    Accounts payable and accrued expenses                                    6,287,548        552,061
    Accrued interest                                                           356,962        236,259
    Unearned revenue                                                                 -         40,000
                                                                        --------------  -------------
Total current liabilities                                                    9,331,722      1,278,445

Long-term liabilities
    Shareholder loans                                                          459,844        372,322
    Capital lease obligation                                                 3,000,000      2,514,378
    Deferred officers' compensation                                          2,037,846      1,707,380
    Minority interest                                                        2,017,428      2,000,000
                                                                        --------------  -------------
Total liabilities                                                           16,846,840      7,872,525
                                                                        ==============  =============
Commitments and contingencies

Redeemable common stock, $.001 par value,  134,160 and 725,914 shares issued and outstanding at March 31, 2000 and 1999,
respectively                                                                    21,734        117,845
                                                                        --------------  -------------
Nonredeemable shareholders' equity (deficit):
  Series A preferred Stock; 200,000 shares authorized,
    issued and outstanding at March 31, 2000 and 1999                        1,000,000      1,000,000
  Common stock, $.001 par value; 200,000,000 shares
    authorized; 126,402,044 and 97,411,367 shares
    respectively, issued and outstanding                                       126,402         97,411
  Additional paid-in capital                                                22,906,866     11,459,081
  Common stock subscribed                                                      363,000              -
  Treasury stock                                                              (200,000)      (200,000)
Retained deficit                                                           (21,532,612)   (16,354,629)
                                                                        --------------  -------------
                                                                             2,663,656     (3,998,137)
                                                                        --------------  -------------
 Total liabilities and shareholders' equity (deficit)                   $   19,532,230  $   3,992,233
                                                                        ==============  =============


          The accompanying notes are an integral part of these financial statements.



EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF LOSS
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------


                                                                2000           1999           1998
                                                            ------------   ------------   ------------

Revenue                                                     $  1,526,446   $    881,006   $     55,000
Costs of services provided                                    (1,796,412)      (767,570)      (132,083)
                                                            ------------   ------------   ------------
Gross (deficit) margin                                          (296,966)       113,436        (77,083)
                                                            ------------   ------------   ------------
Expenses:
    Exploration                                                    6,282         68,229        399,756
    General and administrative                                 2,397,484      1,417,514      3,062,669
     Non-cash compensation expense                             1,608,001              -              -
                                                            ------------   ------------   ------------
                                                               4,011,767      1,485,743      3,462,425
                                                            ------------   ------------   ------------

Loss from operations                                          (4,281,733)    (1,372,307)    (3,539,508)

Interest income                                                   38,821              -         17,449
Interest expense                                              (1,136,995)      (773,288)      (689,600)
Other expense                                                       (641)       (10,810)      (473,340)
                                                            ------------   ------------   ------------
Loss before minority interest                                 (5,380,548)    (2,156,405)    (4,684,999)


Minority interest in losses of consolidated subsidiaries         202,565              -              -
                                                            ------------   ------------   ------------

Loss before extraordinary item                                (5,177,985)    (2,156,405)    (4,684,999)

Extraordinary item                                                     -       (115,023)    (1,165,000)
                                                            ------------   ------------   ------------

Net loss                                                    $ (5,177,983)  $ (2,271,428)  $ (5,849,999)
                                                            ============   ============   ============

Shares applicable to basic and diluted loss per share        107,778,285     90,388,446     76,369,220

Basic and diluted loss per share                            $     (0.048)  $     (0.025)  $     (0.077)

Basic and diluted extraordinary loss per share              $          -   $     (0.001)  $     (0.015)


            The accompanying notes are an integral part of these financial statements.


EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)
MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Redeemable
                                                                       Common Stock        Preferred Stock         Common Stock
                      Description                                     Shares   Amount     Shares     Amount     Shares    Amount
---------------------------------------------------------          --------- ---------  --------  --------  ----------  ---------

Balance March 31, 1997:                                            1,725,914   517,845        -           -    68,530,779    68,531
  Issuance of common stock for services rendered                                                                1,286,476     1,286
  Issuance of common stock for cash                                                                               870,334       870
  Shares issued in conjunction with sale/leaseback for purchase
   of Probe 1                                                                                                   1,000,000     1,000
  Issuance of common stock for shares of subsidiary common stock                                                1,252,000     1,252
  Issuance of common stock for shares of Skywatch common stock                                                  1,185,199     1,185
  Conversion of debentures into shares of common stock                                                            865,988       866
  Issuance of common stock in lieu of future lease payments                                                     1,725,000     1,725
  Issuance of stock subscription in lieu of future lease payments
  Issuance of common stock in lieu of debt obligations                                                          8,076,800     8,077
  Issuance of warrant for cash proceeds to minority holder in
   Probe 1 LC
  Conversion of note payable for Series A preferred stock                               100,000     500,000
  Issuance of Series A preferred stock for cash                                         100,000     500,000
  Net Loss
                                                                  ---------- ---------  -------   ---------  ------------  ---------
Balance at March 31, 1998:                                         1,725,914   517,845  200,000   1,000,000    84,792,576    84,792
  Issuance of common stock for services rendered                                                                3,104,414     3,104
  Issuance of common stock for cash                                                                             1,924,166     1,924
  Issuance of common stock on behalf of Skywatch Exploration
   for purchase of Skywatch Northern                                                                              465,000       465
  Issuance of common stock previously subscribed                                                                1,000,000     1,000
  Issuance of common stock in lieu of future lease payments                                                       547,727       548
  Shares issued in conjunction with note for cash                                                                 300,000       300
  Shares issued as incentive for new debt obligation                                                            1,285,000     1,285
  Issuance of shares in lieu of interest payment                                                                   70,817        71
  Issuance of shares as bonus                                                                                     275,000       275
  Issuance of shares in exchange for minority owned shares
   of subsidiary                                                                                                2,646,667     2,647
  Redeemable shares received back into Treasury                   (1,000,000) (400,000)                         1,000,000     1,000
  Treasury Stock Sold
  Net Loss
                                                                  ---------- ---------  -------  ----------  ------------  ---------
Balance at March 31, 1999:                                           725,914 $ 117,845  200,000  $1,000,000    97,411,367  $ 97,411
  Issuance of common stock for services rendered                                                                3,344,687     3,345
  Issuance of common stock for cash                                                                            17,708,175    17,708
  Issuance of stock subscription
  Issuance of shares in lieu of interest payment                                                                1,900,000     1,900
  Issuance of shares for loan conversions                                                                         849,663       850
  Issuance of shares for acquisition of STDC                                                                    4,000,000     4,000
  Issuance of shares for interests in oil and gas properties                                                      596,398       596
  Shares no longer subject to redeemtion                            (591,754)   96,111                            591,754       592
  Non cash compensation expense
  Net Loss
                                                                  ---------- ---------  -------  ----------  ------------  ---------
Balance at March 31, 2000:                                           134,160 $  21,734  200,000  $1,000,000   126,402,044  $126,402
                                                                  ========== =========  =======  ==========  ============  =========

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)
MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Additional
                                                                       paid-in                 Treasury   Retained
                      Description                                      capital    Subscribed     stock     Deficit         Total
---------------------------------------------------------           -----------  ----------   --------   ------------  -------------
Balance March 31, 1997:                                             $ 5,204,061          -           -  $ (8,233,202)  $ (2,960,610)
  Issuance of common stock for services rendered                        350,329                                             351,615
  Issuance of common stock for cash                                     179,130                                             180,000
  Shares issued in conjunction with sale/leaseback for purchase
   of Probe 1                                                           374,000                                             375,000
  Issuance of common stock for shares of subsidiary common stock         55,302                                              56,554
  Issuance of common stock for shares of Skywatch common stock          472,155                                             473,340
  Conversion of debentures into shares of common stock                  160,197                                             161,063
  Issuance of common stock in lieu of future lease payments             498,275                                             500,000
  Issuance of stock subscription in lieu of future lease payments                $ 165,000                                  165,000
  Issuance of common stock in lieu of debt obligations                2,334,195                                           2,342,272
  Issuance of warrant for cash proceeds to minority holder in
   Probe 1 LC                                                           200,000                                             200,000
  Conversion of note payable for Series A preferred stock                                                                   500,000
  Issuance of Series A preferred stock for cash                                                                             500,000
  Net Loss                                                                                                (5,849,999)    (5,849,999)
                                                                    -----------  ---------   ---------  ------------   ------------
Balance at March 31, 1998:                                            9,827,644    165,000           -   (14,083,201)    (3,005,765)
  Issuance of common stock for services rendered                        272,197                                             275,301
  Issuance of common stock for cash                                     204,076                                             206,000
  Issuance of common stock on behalf of Skywatch Exploration
   for purchase of Skywatch Northern                                    101,019                                             101,484
  Issuance of common stock previously subscribed                        164,000   (165,000)                                       0
  Issuance of common stock in lieu of future lease payments             114,475                                             115,023
  Shares issued in conjunction with note for cash                        55,950                                              56,250
  Shares issued as incentive for new debt obligation                    136,340                                             137,625
  Issuance of shares in lieu of interest payment                         10,552                                              10,623
  Issuance of shares as bonus                                            18,475                                              18,750
  Issuance of shares in exchange for minority owned shares
   of subsidiary                                                        245,353                                             248,000
  Redeemable shares received back into Treasury                         399,000              $ 400,000                      400,000
  Treasury Stock Sold                                                   (90,000)              (200,000)                    (290,000)
  Net Loss                                                                                                (2,271,428)    (2,271,428)
                                                                    -----------  ---------   ---------  ------------   ------------
Balance at March 31, 1999:                                           11,459,081  $       -     200,000  $(16,354,629)  $ (3,998,137)
  Issuance of common stock for services rendered                        466,129                                             469,474
  Issuance of common stock for cash                                   6,767,718                                           6,785,426
  Issuance of stock subscription                                                   363,000                                  363,000
  Issuance of shares in lieu of interest payment                        271,850                                             273,750
  Issuance of shares for loan conversions                                88,328                                              89,178
  Issuance of shares for acquisition of STDC                          1,924,203                                           1,928,203
  Issuance of shares for interests in oil and gas properties            226,036                                             226,632
  Shares no longer subject to redeemtion                                 95,520                                              96,112
  Non cash compensation expense                                       1,608,001                                           1,608,001
  Net Loss                                                                                                (5,177,983)    (5,177,983)
                                                                    -----------  ---------   ---------  ------------   ------------
Balance at March 31, 2000:                                          $22,906,866  $ 363,000   $ 200,000  $(21,532,612)  $  2,663,656
                                                                    ===========  =========   =========  ============   ============

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 2000, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------
                                                                    2000              1999          1998
                                                                -------------   -------------   ------------
Cash flows from operating activities:
  Net loss                                                      $ (5,177,983)   $ (2,271,428)  $ (5,849,999)
Adjustments to reconcile net loss to net cash  used
in operating activities:
  Non-cash compensation expense                                    1,608,001               -              -
  Common stock issued for services                                   743,224         462,549        364,912
  Common stock issued for Skywatch stock                                   -         101,484        473,340
  Subsidiary common stock issued for compensation                          -               -      1,000,000
  Extraordinary items                                                      -         115,023      1,165,000
  Loss attributed to minority interest                              (202,565)              -              -
  Depreciation                                                       356,364         279,212        167,768
  Amortization of lease discount                                     485,622         484,968        404,410
  Allowance for doubtful accounts                                     33,912               -              -
  Loss on sale of equipment                                                -          79,584              -
Changes in operating assets and liabilities,
 excluding balances acquired
  Other assets                                                      (673,222)        237,877        (99,085)
  Accounts payable and accrued expenses                             (829,394)       (137,720)      (873,399)
  Accrued interest                                                   104,452         (45,491)             -
  Unearned revenue                                                  (121,986)              -         40,000
  Deferred officers compensation                                     330,466         319,919        607,643
                                                                ------------    ------------    -----------
Net cash used in operating activities                             (3,343,109)       (374,023)    (2,599,410)
                                                                ------------    ------------    -----------
Cash flow from investing activities:
  Capital expenditures                                              (456,545)       (660,558)      (306,487)
  Net cash  from acquisition of STDC                                 168,046               -              -
  Advance deposits                                                         -               -        217,875
  Proceeds from sale of property and equipment                             -          58,346              -
                                                                ------------    ------------    -----------
Net cash used in investing activities                               (288,499)       (602,212)       (88,612)
                                                                ------------    ------------    -----------
Cash flows from financing activities:

  Proceeds from notes payable                                      2,324,983         386,000        524,956
  Repayments on notes payable                                        (10,593)        (24,955)       (40,000)
  Proceeds from shareholder loans                                    333,602         476,317        102,000
  Repayments of shareholder loans                                   (312,883)       (208,085)       (35,000)
  Issuance of common stock for cash                                6,785,426         242,000        180,000
  Issuance of subsidiary common stock                                      -               -        247,000
  Proceeds from common stock subscribed                              363,000               -              -
  Proceeds from minority interest                                    219,993               -              -
  Proceeds from sale of treasury stock                                     -         110,000              -
  Issuance of Series A preferred stock                                     -               -        500,000
  Proceeds from establishment of joint venture                             -               -      1,000,000
  Issuance of warrant to purchase common stock                             -               -        200,000
                                                                ------------    ------------    -----------
Net cash provided by financing activities                          9,703,528         981,277      2,678,956
                                                                ------------    ------------    -----------
Net increase (decrease) in cash                                    6,071,920           5,042         (9,066)

Cash at beginning of period                                           47,642          42,600         51,666
                                                                ------------    ------------    -----------
Cash at end of period                                           $  6,119,562    $     47,642    $    42,600
                                                                ============    ============    ===========
Interest paid                                                   $     22,798    $     61,363    $    15,384

            The accompanying notes are an integral part of these financial statements.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
1.   Summary of Operations and Significant Accounting Policies

The business of Earth Search Sciences, Inc. ("the Company") is the collections of high value imagery of the earth's surface utilizing the Company's proprietary hyperspectral imaging instruments. This imagery is either sold to end users via contracts to collect the information, collected for the Company's own exploration purposes, or to be sold to third parties through its web based e-commerce site. The Company also performs a range of imagery processing services. Information collected by the instrument has applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and development, agricultural assessment and planning including weed species identification, land use planning, forestry monitoring and planning and defense surveillance. The current principal application involves the preparation of global mineral deposit information on an exclusive basis for a Toronto based international mining company.

The Company has five wholly owned subsidiaries: Quasar Resources, Inc. ("Quasar"), Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe Inc., and Space Technology Development Corporation ("STDC"). In addition, there are four majority owned consolidated subsidiaries: Earth Search Resources, Inc., ESSI Probe 1 LC, Petro Probe Inc. and Terranet, Inc. As of March 31, 2000, Earth Search Resources, Inc., Skywatch Exploration Inc., Geoprobe Inc., and Quasar Resources, Inc. are inactive. The 50% owned subsidiary ESSI Probe 1 LC was formed as a joint venture to own and operate hyperspectral instruments.
Polyspectrum Imaging Inc. was formed to develop design, engineer, explore feasibility of and construct additional airborne instruments.

The majority owned Petro Probe, Inc. was formed to identify and develop hydrocarbon properties by utilizing the Company's hyperspectral instruments, hydrocarbon geologists, and imagery processors.

In fiscal 2000, Terranet, Inc. was launched as the Company's internet based global information and imagery distribution system. The system will provide high value added data packages, tailored for end users that can be downloaded over the Company's high-speed delivery system. It is through the use of this high-speed delivery system that information can be provided to a wide customer base using high-speed broad band delivery of imagery and video.

The Company entered into an Agreement and Plan of Merger ("Agreement") with STDC dated November 15, 1999. Under the Agreement, the Company exchanged 4,000,000 shares of its common stock and options to purchase an additional 4,000,000 shares of its common stock at exercise prices ranging from $0.50 to $5.00 per share for all of the shares of common stock of STDC. The merger was finalized as of December 21, 1999 and was accounted for under the purchase method of accounting at a cost of $1,928,203. The excess of the cost of STDC over the historical cost of STDC net assets is allocated to the value of a satellite included in construction in progress. STDC results of operation for the period December 22, 1999 through March 31, 2000 are included in the Company's results of operations for the year ended March 31, 2000. Included in the footnotes are the pro forma results of operation for the Company and STDC for the periods ended March 31, 2000 and 1999.

STDC, in cooperation with the U.S. Navy and several commercial partners, is developing a remote-sensing instrument to be mounted on a satellite, Naval EarthMap Observer (NEMO), that will, after launch and deployment, provide imagery for applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and development, agricultural assessment and planning including weed species identification, land use planning, forestry monitoring and planning and defense surveillance markets throughout the world.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

In fiscal  2000,  the  Company  operated  its  hyperspectral  instruments  under contracts with third parties in several areas around the world. Contracts to operate the hyperspectral instrument overseas for major mining companies with the objective of identifying potential mineral deposits contributed approximately $720,000 (see note 14) in revenue in 2000. Contracts to operate Probe 1, the Company's airborne hyperspectral scanner, in the U.S. as an ecological, agricultural, hydrocarbon, and fisheries application contributed approximately $143,000 to revenue in 2000.

Going concern

The Company is experiencing working capital deficiencies because it has incurred operating losses. The Company has operated with funds received from the sale of its common stock and the issuance of notes. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate operating revenues to sustain ongoing operations. The Company plans to increase the number of revenue producing services through the use of additional hyperspectral instruments and thereby continue as a going concern.

Development stage enterprise

In fiscal 1998, the Company was considered a development stage company. In fiscal year 1999, the Company commenced principal operations and no longer is considered to be operating as a development stage company.

Principles of consolidation

The consolidated financial statements include the accounts of Earth Search Sciences, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. The Company's financial statements reflect minority interests in subsidiaries for non-controlling interest held by third parties in Earth Search Resources, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc.

Revenue recognition

The Company recognizes revenue and costs as services are rendered under contract for airborne hyperspectral services and imaging processing services.

STDC receives funds in the form of grants from the U.S. Navy to construct its satellite and to manage the NEMO program. The grants are considered cost-reimbursement instruments under Office of Management and Budget (OMB) circulars. Therefore, STDC recognizes a proportionate share of revenue as allowable, government-reimbursable costs are incurred. Government funds received in excess of government-reimbursable costs are deferred until reimbursable costs are incurred.

Research and development costs and exploration costs

Research and development costs and exploration costs from using hyperspectral instruments to map areas of interest to the Company are expensed as incurred.

Depreciation

The Company recognizes depreciation on its property and equipment using the straight-line method over estimated useful lives ranging from five years for computers and software, vehicles and equipment to ten years for hyperspectral instruments (Probe 1). The Probes included in construction in progress will be depreciated from the time they are placed into service. The ATM imagery database is fully depreciated. Satellite construction in progress represents only the Company's direct investment in the construction of the satellite and an allocation of the excess of the purchase price of STDC over the net book value of STDC assets. Upon successful launch and deployment of the satellite, the total costs incurred will be depreciated over a five year period, which is the expected life of the satellite.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

Income taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities.

Common stock

Common stock issued for other than cash consideration is reflected in the accompanying financial statements at estimated fair value on the date of issue.

Dividends

The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

Treasury stock

Treasury stock is recorded at cost. Sales of treasury stock at amounts in excess
of  or  below   cost,   net  of  selling   expenses,   have  been   recorded  as
increases/decreases in additional paid-in capital.

Cash Equivalents

Cash in banks and short-term investments with original maturities of three months or less are considered cash equivalents.

Net loss per common share

Net loss per common share has been computed based on the weighted average number of the Company's common shares outstanding. Common stock equivalents have not been considered in the diluted net loss per share calculation because their effect on net loss per share is anti-dilutive.

Changes in classification

Certain reclassifications have been made to the fiscal 1999 and 1998 financial statements to conform with the financial statement presentation for fiscal 2000. Such reclassifications had no effect on the Company's results of operations or shareholders' equity (deficit).

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

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

2.  Supplemental Cash Flow Information

                                                                                   Year ended March 31,
                                                                               2000        1999         1998
                                                                             ---------   ---------    ----------
     Common stock issued in conjunction with sale/leaseback of Probe 1
     (Note 3)                                                                        -           -       375,000
     Notes payable issued to settle advance deposits                                 -           -     2,200,000
     Notes payable converted into common stock (Notes 5 and 10)                 89,178           -     2,740,038
     Common stock issued in lieu of interest payments                          273,750           -             -
     Common stock issued in lieu of future lease payments (Note 3)                   -           -       500,000
     Common stock subscription issued in lieu of future lease payments               -           -       165,000
     Common stock subscription for subsidiary common stock (Note 10)                 -           -        56,554
     Note payable converted into Series A preferred stock                            -           -       500,000
     Redeemable common stock issued for scanner (Note 10)                            -           -        56,554
     Issuance of shares in exchange for minority interest in subsidiary              -     248,000             -
     Reduction of fixed assets for redeemable stock returned                         -    (400,000)            -
     Redeemable shares received into Treasury                                        -     400,000             -
     Issuance of common stock previously subscribed                                  -     165,000             -
     Issuance of shares for mineral properties                                 226,632           -             -
     Issuance of shares for acquisition of STDC                              1,928,203           -             -

3.  Property and Equipment

    Property and equipment consist of the following:

                                                         March 31,
                                                    2000             1999
                                                ------------    -------------
        Mineral properties (A)                  $    424,632    $         -
        ATM imagery database (B)                     134,000        134,000
        Computers and software                       157,698        123,289
        Vehicles and equipment                       114,012         70,446
        Hyperspectral instruments (C)              4,058,000      2,500,000
        Construction in progress (D)               8,703,401      1,620,000
                                                ------------    -----------
                                                  13,591,743      4,447,735
        Accumulated depreciation (E)                (982,757)      (624,139)
                                                ------------    -----------
                                                $ 12,608,986    $ 3,823,596
                                                ============    ===========

      (A) In fiscal 2000, the Company acquired working interests in three oil and gas properties. One property was acquired for $195,000 in cash. The other two properties were purchased by exchanging 596,398 shares of the Company's stock valued at $226,632. Based on the agreements for the working interests, the Company will proportionately share in future revenues as well as future operating and drilling costs. Subsequent to fiscal year-end, the Company paid an additional $107,000 for its share of operating and drilling costs on the properties. No revenue has been received from the properties as of fiscal year-end.

          In fiscal 2000, the Company purchased mineral leases in Nova Scotia with the intention of surveying the properties and exploring mineral exploration possibilities for its own purposes.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

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

          The Company capitalized the costs of acquiring this database. The database can be used for identification of potential mineralization as well as for oil and gas exploration and other purposes for which geology is a major consideration. The Company intends to utilize this imagery database for potential sale of information to third parties, such as large mining companies that desire to investigate mineralization of large areas over a short period of time, and for use in the Company's own mineral exploration activities. This asset has been fully depreciated.

     (C) The Company entered into a sale-leaseback of a hyperspectral instrument in 1997. The instrument was sold for $2,500,000 and leased back under the following terms: 1) the Company will lease the instrument for $250,000 per year bearing interest at prime plus 2% for three years; 2) at any time during the above lease period but no later than April 10, 2000, the Company must repurchase the instrument for $3,500,000 net of any lease payments; 3) at any time prior to the repurchase, the lessor may convert the remaining obligation into shares of the Company's common stock at a conversion rate of 40% of the stock's then fair market value. In the event the Company is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor; 4) the Company issued to lessor
          1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additional 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and
          5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. The Company recorded a capital lease obligation of $3,500,000 (net of a debt discount of $1,375,000) and $375,000 in shareholders' equity (deficit) related to the shares of common stock and stock purchase warrants issued in conjunction with the above transaction.

          In fiscal 1999 and 1998, 547,727 and 1,725,000 restricted shares of the Company's common stock were issued in lieu of the first two lease payments due on April 10, 1998 and 1999, respectively. The Company recognized an extraordinary loss of $115,000 and $1,165,000 in 1999 and 1998, respectively, from the debt extinguishment as a result of the settlement of the lease payments. As further consideration, the Company agreed to issue an additional 1,000,000 restricted shares of the Company's common stock to retire the warrant issued in conjunction with the sale/leaseback transaction discussed above. These shares were issued as of March 31, 1999 and their value is shown as common stock subscribed for in the Company's financial statements as of March 31, 1998.

          The cost of the equipment under capital leases at March 31, 2000 and 1999 was $2,500,000 with related accumulated depreciation of $625,000 and $375,000 as of March 31, 2000 and 1999, respectively.

          Total future minimum lease payments remaining under the non-cancelable capital lease at March 31, 2000 are $3,000,000. The total amount is due during fiscal 2001. The present value of the capital lease obligation is $3,000,000.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

          In fiscal 2000, the Company completed purchase and received its second hyperspectral instrument. The capitalized cost of the instrument was $1,558,000.

      (D) The costs of acquiring and improving the technological capabilities of hyperspectral instruments are capitalized while the instruments are under fabrication and are included in construction in progress. During fiscal 1997, the Company made a payment of $400,000 in redeemable common stock (1,000,000 shares) towards the development of a hyperspectral instrument. The contract for this instrument was cancelled in 1999 and the shares were returned at no cost to the Company with a corresponding reduction to construction in progress.

          Included in construction in progress is $8,429,853 of costs and allocated purchase price related to the development of a remote sensing instrument and satellite. The satellite is scheduled for completion and launch in the fourth quarter of calendar year 2001. Upon launch and deployment of the satellite, the total capitalized costs will be depreciated over a five year period, which is the expected life of the satellite.

     (E) Fixed assets are depreciated over their assigned useful livesfes ranging from 3 to 10 years under the straight line method of depreciation.

4.   Deferred Officers' Compensation

     Deferred compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, Chief Executive Officer, President and Secretary). The Company recorded deferred officer compensation, accrued payroll taxes and accrued interest of $425,104, $744,134, and $507,271 during the fiscal years ended March 31, 2000, 1999 and 1998, respectively, and included these amounts in general and administrative expenses. The Company is accruing interest on the deferred compensation balances at a rate of 8.5%, compounded quarterly. In the fourth quarter of 2000, the Company started making full salary payments to the Chairman, Chief Executive Officer, and Secretary.

     In 1999, the employment agreement with the Company's former President was terminated. The approximately $157,000 due as a result of terminating this agreement was charged to expense in fiscal 1999 and is included in accounts payable at March 31, 1999. This amount was paid in its entirety in fiscal 2000.

5.   Notes Payable

     Notes payable consist of unsecured promissory notes with rights of conversion. The terms of these debt instruments are typically for an initial period of ninety days or one year and are renewable at maturity for one year. The notes bear interest at rates ranging from 4.5% to 12.5%. Holders of the notes have the right to convert the principal amount plus interest into restricted shares of the Company common stock, subject to the terms of the promissory notes.

     In fiscal 2000, $89,178 of notes outstanding plus accrued interest were converted into common stock at the agreed upon conversion rates.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

6.   Shareholder Loans

     The Company has financed its operations in part by funds received from advances by shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2000 and 1999, interest accrued on such advances aggregated
     $218,133 and $197,113, respectively, and has been included in accrued interest in the accompanying consolidated balance sheet.

     Shareholder loans are reflected as a noncurrent liability in the accompanying consolidated financial statements due to: a) the undefined terms of repayments, b) the inability of the Company to repay the advances unless and until it achieves positive cash flow, and c) the possibility that the obligations will be satisfied through the issuance of shares of the Company's common stock.

7.   Unaudited Pro Forma Results of Operations

     The operations of STDC from the acquisition date of STDC, December 21, 2000, to March 31, 2000 are included in the results of operations for fiscal 2000. The following pro forma information is the combined results of operation for the years ended March 31, 2000 and March 31, 1999 as if the companies had been combined at the beginning of the period.


                                                Unaudited Pro Forma Results of Operations
                                                      Period ending March 31, 2000

                                      ESSI and other
                                       subsidiaries             STDC                Combined
                                     -----------------    -----------------    --------------------
Revenue                              $       863,655      $     7,022,680      $        7,886,335
Loss before extraordinary items           (4,298,733)          (1,463,815)             (5,744,479)
Net loss                                  (4,298,733)          (1,463,815)             (5,744,479)
Loss per share                                 (0.04)              (0.014)                 (0.053)

                                                Unaudited Pro Forma Results of Operations

                                                   Period ending March 31, 1999
                                      ESSI and other
                                       subsidiaries             STDC                Combined
                                     -----------------    -----------------    --------------------
Revenue                              $       881,006      $    19,619,052      $       20,500,058
Loss before extraordinary items           (2,156,405)            (444,826)             (2,601,231)
Net loss                                  (2,271,428)            (444,826)             (2,716,254)
Loss per share                                (0.025)              (0.005)                  (0.03)

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

8.  Business Segment Information

The major activities of the Company and its subsidiaries are broken down into an Airborne Hyperspectral Services business segment, a Satellite Development business segment, and an Other Industries business segment. While the Airborne Hyperspectral Services segment and Satellite Development segment will utilize remote sensing instruments to earn revenue from the sale of hyperspectral imagery, the Satellite Development segment will share responsibilities for tasking the satellite instrument with the Office of Navy Research and is not scheduled to begin operations until the fourth quarter of 2001. Currently, the Airborne Hyperspectral business segment revenue is primarily from one external customer, an international mining company. The Satellite Development business segment revenue is from a contract with the U.S. Navy. Transactions between the business segments are loans, interest, and management fees based on an allocation of incurred costs for general and administrative expenses. All three business segments are operating at a net loss position; therefore, no income tax expense or benefit is provided. Prior to fiscal 2000, the Company's activities were focused in the Airborne Hyperspectral Services segment

                                                                   Business Segment Information

                                           Airborne                                     Adjustments
                                         Hyperspectral    Satellite        Other           and
                                          Services       Development     Industries     Eliminations      Combined
                                        --------------  -------------   -----------     ------------    ------------
Revenue                                 $      863,655  $     662,791   $         -     $          -    $  1,526,446
                                        ==============  =============   ===========     ============    ============
Operating Loss                          $   (2,901,504) $    (740,392)  $  (549,041)    $    (90,796)   $ (4,281,733)
                                        ==============  =============   ===========     ============    ============
Interest income                                 15,396         23,425             -                -          38,821
Other expense                                        -           (641)            -             -               (641)
                                                                                                        ------------
Interest expense                            (1,066,149)      (161,642)            -           90,796      (1,136,995)
                                                                                                        ------------
Loss from continuing operations before
income taxes and minority interests         (3,952,257)      (879,250)     (549,041)               -      (5,380,548)
                                                                                                        ============
Identifiable assets at March 31, 2000   $    7,235,170   $ 11,825,838   $   471,312     $          -    $ 19,532,320
                                        ==============   ============   ===========     ============    ============
Depreciation and amortization for the
period ended March 31, 2000             $      841,124   $          -   $       862     $          -    $    841,986
                                        ==============   ============   ===========     ============    ============
Capital expenditures for the period
ended March 31, 2000                    $      250,084   $  2,595,677   $   433,248     $          -    $  3,279,009
                                        ==============   =============   ===========     ============    ============

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

9.   Income Taxes

     The Company recorded no provision for income taxes in fiscal 2000, 1999 and 1998 due to the operating losses incurred from inception to date.

     The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                             March 31,
                                                      2000              1999
                                                --------------    -------------
         Net operating loss carryforwards       $    5,934,544    $   4,945,499
         Other net deferred tax assets               1,841,648          833,206
                                                --------------    -------------
         Gross deferred tax assets                   7,776,192        5,778,705

         Deferred tax assets valuation allowance    (7,776,192)      (5,778,705)
                                                --------------    --------------
                                                $            -    $           -
                                                ==============    ==============

     The deferred tax asset has been fully reserved because the Company cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

     The benefit for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                                                            Year ended March 31,
                                                                     2000             1999            1998
                                                                -------------   -------------     ------------
         Income tax benefits at statutory rate                  $   2,058,593   $     908,571     $  2,340,000
         Decrease in benefit resulting from:
         Deferred tax valuation allowance                          (2,058,593)       (908,571)      (2,340,000)
                                                                -------------   -------------     ------------
                                                                $           -   $           -     $          -
                                                                =============   =============     ============

     The Company has net tax operating loss carryforwards at March 31, 2000 of $14,836,361. Such carry forwards may be used to offset taxable income, if any, in future years through their expiration in 2001-2017. Future expiration of tax loss carryforwards, if not utilized, are as follows:
     2001,  $80,975;  2002,  $47,625;  2003,  $104,696,  2004,  $176,084,  2005,
     $225,957; and thereafter, $14,201,024. The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the Company's ownership which may occur in the future. Such limitations could result in the expiration of a part of the loss carryforwards before their utilization.

10.  Officer and Director Stock Options

     In April 1995, the Board of Directors granted, through employment agreements, options to the Company's Chief Executive Officer and Chairman to each purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.21 per share. Because half of these options vested only if the Company reached profitability by March 31, 1998, 5,000,000 of these options expired on April 1, 1998 as a result of the failure of the Company to reach profitability.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

     In August 1997, the Board of Directors granted performance based options to the Company's Chairman, President and Chief Executive Officer to each purchase 5,000,000 shares of the Company's restricted stock at exercise prices ranging from $0.50 per share to $2.50 per share and to the Company's Secretary to purchase 1,000,000 shares of the Company's restricted stock at an exercise price of $0.50 per share. All of these performance based stock options are exercisable for a period of 24 months from the date of vesting. The options will be deemed vested for each individual if that individual is employed by the Company on the first date on which the closing market price of the Company's common stock equals or exceeds the price per share performance targets for 30 consecutive days. At the time the performance based options were granted, each officer's salary was being deferred and the Company's common stock price was $0.48 per share. In fiscal 1999, the former President left the Company and thus forfeited options to purchase 5,000,000 shares of the Company's common stock. The Board of Directors subsequently reissued 4,000,000 of the options to the Secretary under the same terms as listed above for the August 1997 issuance to the Chairman, Chief Executive Officer and President. These options, which were to expire on July 31, 1999, were extended for an additional three years by the Board of Directors.

     The specific vesting criteria for these options are described below:

     1. When and if the closing market price of common stock equals or exceeds $0.50 per share for 30 consecutive days, each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock as a price equal to $0.50 per share, exercisable for a period of 24 months from the date of vesting. These options are fully vested and exercisable.

     2. When and if the closing market price of common stock equals or exceeds $1.00 per share for 30 consecutive days, each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock as a price equal to $1.00 per share, exercisable for a period of 24 months from the date of vesting.

     3. When and if the closing market price of common stock equals or exceeds $1.50 per share for 30 consecutive days, each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock as a price equal to $1.50 per share, exercisable for a period of 24 months from the date of vesting.

     4. When and if the closing market price of common stock equals or exceeds $2.00 per share for 30 consecutive days, each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock as a price equal to $2.00 per share, exercisable for a period of 24 months from the date of vesting.

     5. When and if the closing market price of common stock equals or exceeds $2.50 per share for 30 consecutive days, each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock as a price equal to $2.50 per share, exercisable for a period of 24 months from the date of vesting.

     In fiscal 2000, the Company's common stock maintained a price that resulted in the vesting of the above options with the $1.00 exercise price. As a result of the vesting of these options, the Company recognized non-cash compensation expense of $1,593,600 in fiscal 2000. As of March 31, 2000, none of these options have been exercised.

     During fiscal 1998, the Board of Directors issued options to various new employees to purchase a total of 7,000,000 shares of the Company's common stock. The exercise prices for these options range from $0.25 to $1.00 per share. The options generally expire three (3) years from the date of grant.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

     During fiscal 1999, the Board of Directors issued options to a new employee to purchase 200,000 shares of the Company's common stock. The exercise price for these options is $0.07 per share and the options expire two years from the date of grant. In addition, the Board of Directors issued options to a new independent contractor to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.30 per share. These options also expire two years from the date of grant. The total valuation of this issuance to a non-employee using the Black-Scholes model is $32,000, of which the related annual compensation expense is $16,000.

     During fiscal 2000, the Board of Directors issued options to a new employee to purchase 650,000 shares of the Company's common stock. The exercise price for these options is $0.14 per share. These options expire on various dates ranging from 3 years to 7 years from the date of grant. In fiscal 2000, the Company recognized $14,401 of non-cash compensation expense related to these options.

     During fiscal 2000, the Board of Directors issued options to the Chairman and Chief Executive Officer to each purchase 2,500,000 shares of the Company's common stock. The exercise price for these options is $0.21 per share and the options expire in 2005.

     The Company adopted Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, during 1996. This statement allows companies to choose whether to account for stock-based compensation under the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") or to use a fair value method described in FAS 123. The Company continues to follow the provisions of APB
     25. No compensation cost has been recognized on the Company's stock option grants except as described above, as the options include an exercise price equal to or exceeding the fair value on the date of grant.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

     The Company has determined that the pro forma effects of applying FAS 123 would increase the net loss in 2000 by approximately $1,044,000 and would have had an immaterial effect on the results of operation in 1999 and 1998, respectively. The determination was made using the following weighted average assumptions:

                                           Fiscal         Fiscal        Fiscal
                                            2000           1999          1998
                                       ------------   ------------  ------------
        Risk-free interest rate            5.63%          5.62%         6.05%
        Expected dividend yield               -              -             -
        Expected lives                     4.78           4.23          5.43
        Expected volatility              127.97%          82.5%         86.7%

     The following table summarizes the employee stock option transactions described above.

                                                  Shares           Weighted
                                                  under            average
                                                  option        exercise price
                                               ------------     --------------
               Balance, March 31,1997           11,800,000      $         0.19
                 Options granted                23,000,000                0.18
                 Options cancelled                       -                   -
                 Options exercised                       -                   -
                                               -----------      --------------

              Balance, March 31,1998            34,800,000                0.78
                 Options granted                 6,200,000                1.23
                 Options cancelled             (10,500,000)               0.83
                 Options exercised                       -                   -
                                               -----------      --------------
              Balance, March 31,1999            30,500,000                0.90
                 Options granted                 5,650,000                0.20
                 Options cancelled                       -                   -
                 Options exercised              (1,800,000)               0.12
                                               -----------      --------------
              Balance, March 31,2000            34,350,000      $         0.83
                                               ===========      ==============

     The weighted average per share fair value of options granted during fiscal year 1999 is $0.11. In addition to the above options, the Company also granted options to purchase 2,500,000 shares at a purchase price of fifty percent (50%) of the closing market price per share. These options were granted to the President, and were forfeited when he left the Company in fiscal 1999.

     In fiscal 2000, the Company exchanged 4,000,000 shares of its common stock and options to purchase an additional 4,000,000 shares of its common stock, at exercise prices ranging from $0.50 to $5.00 per share, for all of the shares of common stock of STDC.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

     The following table summarizes information about employee stock options and the options issued as part of the acquisition of STDC outstanding at March 31, 2000.
                                                       Options
                               Options Outstanding   exercisable
     ------------------------------------------------------------
                                     Weighted
                                     average
      Exercise       Number         remaining          Number
       Price       outstanding   contractual life    exercisable
     ----------    ------------  ----------------  --------------
                                     (Years)
           0.07        200,000              0.80         200,000
           0.14        650,000               4.1         150,000
           0.21     11,000,000                 5      11,000,000
           0.25        250,000               0.7         250,000
           0.30      2,000,000               0.8       2,000,000
           0.50      8,250,000               0.7       8,250,000
           0.75        250,000                 2         250,000
           1.00      3,750,000               2.8       3,750,000
           1.50      3,500,000               2.9         500,000
           2.00      4,250,000               2.7       1,250,000
           2.50      3,000,000               2.7               -
           3.00        750,000               3.8         750,000
           4.00        250,000               3.8         250,000
           5.00        250,000               3.8         250,000
                   -----------
                    38,350,000
                   ===========

11.  Redeemable Common Stock and Nonredeemable Shareholder's Equity

     Redeemable common stock

     In fiscal 1997, the Company issued to a vendor 1,000,000 unregistered shares of common stock valued at $400,000 for partial payment of amounts owed for an airborne hyperspectral instrument (Note 3). The shares of common stock were subject to certain "put rights" and, accordingly were presented in the accompanying balance sheets as redeemable common stock. Such shares were recorded at their approximate fair market value at the date of issuance, where the fair market value equaled the maximum redemption amount. During 1999, the contract with the manufacturer was cancelled and these redeemable shares were returned at no cost to the Company.

     Also included in redeemable common stock are amounts related to a potential rescission offer related to certain shares sold in the state of Idaho (see
     Note 10). During fiscal 2000, 591,754 shares of redeemable stock were sold and thus reclassified as common stock and additional paid in capital.

     Preferred stock

     During the year ended March 31, 1998, the Company issued 200,000 shares of its Series A preferred stock: 100,000 of these shares were issued as a result of the conversion of a note payable (see Note 5). Each share of the Company's Series A preferred stock is convertible into five shares of the Company's common stock. In addition, the recipient of the preferred stock was granted warrants to purchase an additional 1,000,000 shares of the Company's common stock. As such, 2,000,000 shares of the Company's common stock have been reserved for issuance upon the conversion of the Series A preferred stock and exercise of the warrants.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
     Common stock

     During the fiscal years ended March 31, 2000 and 1998, the Company issued 849,663 and 865,988 shares of common stock (including treasury stock), respectively, to satisfy $75,500, and $99,126, respectively, of principal and $13,678 and $61,937, respectively, of interest relating to convertible notes payable (see Note 5). No common stock was issued in fiscal 1999 relating to the conversion of notes payable.

     Common Stock Subscribed

     In fiscal 2000, the Company received $363,000 for purchases of common stock. The shares were issued subsequent to fiscal year-end.

     Treasury stock

     In fiscal 1999, the Company received into treasury 1,000,000 shares of redeemable common stock previously issued to a vendor as payment for a hyperspectral instrument contract that was subsequently cancelled. The Company subsequently reissued 500,000 of these shares to a third party during fiscal 1999.

     Stock Warrants

     During fiscal 1998, warrants to purchase 4,000,000 shares of the Company's common stock were granted, with exercise prices ranging from $1.30 to $2.00 per share. These warrants were issued to investors of the Company and expire 3-5 years after issuance.

     Private placement of Quasar Resources, Inc. common stock

     In fiscal 1997, Quasar Resources, Inc., a wholly owned subsidiary of the Company, issued 331,990 shares of its common stock, at $0.50 per share in a private placement offering. As the Company owns a majority interest in Quasar Resources, Inc., its financial statements are consolidated into the Company's. Accordingly, the Company has recorded a minority interest of $49,798 relating to the outside investors' share of net equity in Quasar. Resources, Inc. The difference between the stock proceeds of $165,995 and the minority interest of $49,798 has been recorded as an addition to paid-in-capital.

     In fiscal 1997, the Company repurchased 20,000 shares of Quasar Resources, Inc. common stock by issuing 40,000 shares of the Company's common stock, which resulted in a $3,000 decrease in minority interest and decrease in nonredeemable shareholders' deficit. In fiscal 1998, the Company repurchased the remaining 626,190 shares of Quasar Resources, Inc. common stock outstanding by issuing 1,252,380 shares of the Company's common stock, which resulted in a $56,554 decrease in minority interest and decrease in nonredeemable shareholders' deficit. As a result, the Company now owns all of the outstanding stock of Quasar Resources, Inc.

     Private placement of Earth Search Resources, Inc. common stock

     During fiscal 1998, Earth Search Resources, Inc., a wholly owned subsidiary of the Company, issued 2,494,000 shares of its common stock at $0.50 per share. Two million of the shares were issued to certain officers and directors of the Company as compensation for services rendered. Accordingly, the costs of these shares are included in general and administrative expenses within the statement of loss in 1998. In fiscal 1999, the Company exchanged 2,646,667 shares of its owned stock for Earth Search Resources, Inc. stock not previously owned. This transaction reduced minority interest by $248,000.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

     Private placement of Terranet, Inc. common stock

     In fiscal 2000, Terranet, Inc., a wholly owned subsidiary of the Company, issued 62,965 shares of its common stock at approximately $3.00 per share. This transaction increased minority interest by $189,493.

     Private placement of Petro Probe, Inc. common stock

     In fiscal 2000, Petro Probe, Inc., a wholly owned subsidiary of the Company, issued 10,166 shares of its common stock at approximately $3.00 per share. This transaction increased minority interest by $30,500.

12.  Commitments and Contingencies

     Contractual Commitments

     The Company has outstanding purchase orders, commitments, and contracts with future milestone payments totaling $3,250,000. In addition, during fiscal 1999, the Company entered into a 36-month sales-leaseback transaction of the aircraft previously owned by its subsidiary Skywatch Exploration Inc. In accordance with the terms of the agreement, the Company has committed to pay for a minimum of 15 hours of flight time per month at a rate of $425 per hour. In fiscal 2000, due to scheduling problems with the aircraft, the agreement was terminated without cost to the Company.

     Operating Rent

     Future   minimum   rental   payments  and  sublease   rental  income  under
     non-cancelable leases with initial terms in excess of one year are as follows at March 31, 2000:

         Year ending       Total       Sublease
           March 31     Commitments  Rental Income      Net Rent
        -------------   -----------  ---------------  ------------
        2001            $    93,108  $      (23,543)  $     69,565
        2002                 93,868         (23,184)        70,684
        2003                 79,435         (19,253)        60,183
        2004                 24,225          (5,834)        18,391
        Thereafter                -               -              -
                        -----------  ---------------  ------------
                        $   290,636  $      (71,814)  $    218,823
                        ===========  ==============   ============


     Rental expense for office space is included in operations for the fiscal years ended March 31, 2000, 1999 and 1998 and is $30,341, $19,200, and
     $19,200, respectively.

     Litigation

     In fiscal 1997, the Company settled its lawsuit with the Idaho Department of Finance. As a result of the settlement, the Company agreed to proceed with a rescission offer to certain Idaho residents who invested in the Company at the $0.16 to $0.18 per share at which they originally purchased the Company's common stock. In fiscal 2000, 591,754 shares of the Company's common stock subject to rescission were sold by such Idaho investors. The Company anticipates making a formal offer of rescission for the remaining shares in fiscal 2001. In conjunction with the rescission offer, $21,734 and $117,845, related to 134,160 and 725,914 shares of common stock, respectively, have been recorded in redeemable common stock as of March 31, 2000 and 1999.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

13.  Related Party Transactions

     During fiscal 1998, the Company entered into various agreements with an international mining company. The agreements executed between the Company and the mining company provide, under certain restrictions, an exclusive license to use Probe 1 for commercial mining purposes. The agreements have a three-year term, with an automatic three-year renewal unless the agreements are terminated by either party at the end of the initial three-year period. Under the terms of the agreements, the Company is guaranteed minimum services work of $750,000 in year one, $2,000,000 in year two, $3,000,000 in year three, and $3,000,000 in each subsequent year. While the second year milestone has not been met, the Company anticipates that the deficiency will be made up in subsequent years. In year one, the Company earned $810,000 in revenue with related costs of $652,000 on missions flown under this contract. In year 2, the Company earned $511,000 in revenue with direct costs of $331,000 on missions flown under this contract. Furthermore, the agreement grants the Company net smelter royalties ranging from 1.5 percent to 2.5 percent of revenues on properties subsequently owned or optioned by the mining company. 200,000 shares of the Company's Series A preferred stock were issued to the mining company and an affiliate for consideration equal to $1,000,000; furthermore, the mining company and affiliate were granted warrants to purchase 1,000,000 shares of the Company's common stock at a price of $2.00 per share.

14.  Subsequent Events

     Subsequent to the end of fiscal 2000, the Company purchased a Turbo Commander aircraft to be used for its aerial surveys for approximately $950,000 in cash.