Form 10-K/A
period 2000-03-31
EARTH SEARCH SCIENCES INC
filed 2000-07-31
CIK 752634

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 31, 2000: $201,966,936. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at March 31, 2000: 126,536,204


This Form 10-K/A consists of     pages.


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

     Larry F. Vance served as Chief Executive Officer of the Company from 1985 until April 8, 1995. Since April 8, 1995, Mr. Vance has served as Chairman of the Company. Mr. Vance has been a full-time employee and a director of the Company since 1985. Mr. Vance's training is in business and marketing. He served in a management capacity for the 3M companies, IBM, and Computer Usage Corporation prior to founding the Company.

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

         Tami J. Story served in an administrative support capacity for the Company from 1991 until April 1993. Ms. Story has served as Secretary and Treasurer and a director of the Company since 1993. Ms. Story also serves as a director of the Company. Ms. Story holds a degree with a major in Nursing and a minor in Business Administration.

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

OUTLOOK

         This Report on Form 10-K/A, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other reports hereafter filed by the Company with the Securities and Exchange Commission may contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this Report on Form 10-K/A and such other reports filed with the Securities and Exchange Commission are forward-looking. In particular, statements regarding industry prospects, future OEM sales by the Company, the adequacy of existing manufacturing resources, the Company's continued expansion in foreign markets and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including those set forth above under the heading "Additional Risk Factors that could Affect Operating Results and Market Price of Stock" and elsewhere in this Report. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

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

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

        Tables below summarize information on Executive and Director
Compensation

SUMMARY COMPENSATION TABLE

                                                                                  Long-Term Compensation
                                                                              --------------------------------
                         Annual Compensation                        Awards                Payouts
                     -----------------------------               ---------------------------------------------
   Name/Principal        Fiscal      Salary    Bonus   Other Annual    Restricted  Securities     LTIP      All other
      Position            Year        ($)      ($)     Compensation      Stock     underlying   pay-outs  Compensation
                                                        ($)            Award(s)($)   options       ($)        ($)
                                                                                     SARS (#)
----------------------- ---------- --------- -------- ------------- -------------- ------------ --------- ------------
Larry Vance/Chairman(1)     2000     160,000        -       157,500(1)           -   10,000,000         -            -
                            1999     160,000        -             -              -    9,000,000         -            -
                            1998     160,000        -             -              -    6,500,000         -            -

John Peel/CEO(1)            2000     150,000        -             -              -   10,000,000         -            -
                            1999     150,000        -             -              -    7,500,000         -            -
                            1998     150,000        -             -              -    5,000,000         -            -

Rory J. Stevens/CFO(3)      2000     125,000        -             -              -    2,500,000         -            -
                            1999           -        -             -              -    2,500,000         -            -
                            1998           -        -             -              -    2,500,000         -            -

Tami Story/                 2000     80,000    63,000             -              -    5,000,000         -            -
Secretary and               1999     80,000         -             -              -    5,300,000         -            -
Treasurer(1)                1998     80,000         -             -              -    1,300,000         -            -

(1) Beginning in January 2000, full salary was paid to the Chairman, CEO and Secretary/Treasurer. Prior to January 2000, the
Chairman's and Secretary/Treasurer's salary and one half of the CEO's salary was deferred.

(2) In 1997, the Chairman relinquished deferred salary in order to entice a third party to invest in the Company. As this investment did not materialize, in fiscal 2000 the Company vested 1,500,000($0.105 exercise price) of the Chairman's options, respectively, as paid in full to offset the deferred salary previously relinquished.

(3) The CFO joined the Company in January 2000 and has been a director of the Company since 1994.


OPTIONS GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------
                                 Number of       Precent of Total
                                 securities       Options Granted                                 Grant Date
                             underlying options   to Employees in      Exercise     Expiration      Present
   Name                          granted (#)         Fiscal Year      Price ($/Sh)     Date          Value
-------------------------------------------------------------------------------------------------------------
Larry Vance/Chairman             2,500,000(1)          44%               0.21      August 9, 2009  312,500
John Peel/CEO                    2,500,000(1)          44%               0.21      August 9, 2009  312,500
Tami Story/Secretary/Treasurer           -(1)           -                 -                -          -
-------------------------------------------------------------------------------------------------------------

The estimated grant date present value has been calculated using the Black-Scholes Option Pricing Model. The assumptions used in the model are an expected volatility rate of 188%, a risk free interest rate of 6.085%, and a time until exercise of 10 years.

(1) Options to purchase 1,000,000 shares at $0.50 per share, 1,000,000 shares at $1.00 per share, 1,000,000 shares at $1.50 per share 1,000,000 shares at $2.00 per share and 1,000,000 shares at $2.50 per share were granted in 1997 and exercisable for three year. These options were extended in 2000 for an additional three years at the same exercise prices.




AGGREGATED OPTIONS EXERCISED AND FISCAL YEAR-END OPTIONS VALUES
========================================================================================================
                                                     Number of securities       Value of Unexercised
                                                    underlying unexercised    In-the Money Options at
                                                       options at 3/31/00            3/31/00 ($)
                         Shares          Value
       Name            Acquired on     Realized    Exercisable/Unexercisable  Exercisable/Unexercisable
                        Exercise (#)      ($)
-------------------- ---------------- ------------ -------------------------- -------------------------

Larry Vance                1,500,000      123,750     7,000,000/3,000,000         9,590,800/234,400
John Peel                                             7,000,000/3,000,000         9,590,800/234,400
Rory J. Stevens                                           2,500,000/0                3,376,000/0
Tami Story                   300,000                  2,000,000/3,000,000         1,968,800/234,400
                                           -

         Details of Options  granted to Officers and  Directors  are  included in footnote 10 of the financial statements included in this report.


Chairman's Employment Agreement

     The Company entered into an employment agreement with Larry F. Vance effective April 1, 1995, to serve as Chairman of the Company until December 31, 2000. Mr. Vance's annual base salary under the agreement is $160,000, and is subject to adjustment each January 1, starting January 1, 1996, by an amount negotiated in good faith by Mr. Vance and the Company that is appropriate in light of changes in the nature and prospects of the business of the Company, the Company's net cash flow and the responsibilities of Mr. Vance. Barring an agreement on such adjustment, either party may seek binding arbitration.

     In addition, Mr. Vance is entitled to an annual bonus as determined by the Company's Board of Directors and has been granted options (see footnote 10 of the financial statements included in this report) to purchase shares of the common stock of the Company. Notwithstanding the foregoing, all Performance Options become immediately exercisable if Mr. Vance's employment is terminated by the Company without "Cause" or by Mr. Vance with "Cause." In the event of a Change in Control, all Performance Options become immediately exercisable.

      The term "Cause" means only the following:

     (i) Malfeasance or negligence by Mr. Vance material in nature in the performance of his duties under this Agreement;
     (ii)     Breach by Mr. Vance of any material provisions of this Agreement;
     (iii) Engaging by Mr. Vance in misconduct materially injurious to the Company;
     (iv)     Conviction of Mr. Vance of a felony;
     (v) Indulgence in alcohol or drugs to an extent that renders Mr. Vance unable or unfit to perform his duties under this Agreement;
     (vi) Failure to comply with the material policies, procedures, or directives of the Company established by the board of directors not inconsistent with the provisions of this Agreement; or
     (vii) Persistent failure or refusal to discharge with reasonable competence and in good faith Mr. Vance's duties under this Agreement.

     Mr. Vance's employment agreement provides certain disability and termination benefits in addition to standard employee benefits provided to other employees of the Company. If Mr. Vance's employment is terminated as a result of a permanent disability, the Company will continue his base compensation for 9 months with credit for any long-term disability benefits paid during the last 6 months of that period. If Mr. Vance's employment is terminated by the Company following a Change in Control, the Company will continue his base compensation for 24 months.

     Mr. Vance's employment agreement contains standard nondisclosure and noncompete provisions with a noncompetition period of 12 months following termination of employment.

Chief Executive Officer's Employment Agreement

     The Company has entered into an employment agreement with John W. Peel, III effective April 8, 1995, to serve as Chief Executive Officer of the Company until December 31, 2000. Dr. Peel's annual base salary under the agreement is $150,000, and is subject to adjustment each January 1, starting January 1, 1996, by an amount negotiated in good faith by Dr. Peel and the Company that is appropriate in light of changes in the nature and prospects of the business of the Company, the Company's net cash flow and the responsibilities of Dr. Peel. Barring an agreement on such adjustment, either party may seek binding arbitration.

     In addition, Dr. Peel is entitled to an annual bonus as determined by the Company's Board of Directors and has been granted options (see footnote 10 of the financial statements included in this report) to purchase shares of common stock of the Company.

     Notwithstanding the foregoing, all Performance Options become immediately exercisable if Dr. Peel's employment is terminated by the Company without "Cause" or by Dr. Peel with "Cause." In the event of proposed dissolution or liquidation of the Company or in the event of a transfer of more than 50% of the outstanding shares of the Company, or the sale of all or substantially all of the assets of the Company, to a person or persons who are not as of April 8, 1995, shareholders or employees of the Company (a "Change in Control"), all Performance Options become immediately exercisable.

                  The term "Cause" means only the following:

     (i) Malfeasance or negligence by Dr. Peel material in nature in the performance of his duties under this Agreement;
     (ii)     Breach by Dr. Peel of any material provisions of this Agreement;
     (iii) Engaging by Dr. Peel in misconduct materially injurious to the Company;
     (iv)     Conviction of Dr. Peel of a felony;
     (v) Indulgence in alcohol or drugs to an extent that renders Dr. Peel unable or unfit to perform his duties under this Agreement;
     (vi) Failure to comply with the material policies, procedures, or directives of the Company established by the board of directors not inconsistent with the provisions of this Agreement; or
     (vii) Persistent failure or refusal to discharge with reasonable competence and in good faith Dr. Peel's duties under this Agreement.

     Dr. Peel's employment agreement provides certain disability and termination benefits in addition to standard employee benefits provided to other employees of the Company. If Dr. Peel's employment is terminated as a result of a permanent disability, the Company will continue his base compensation for 9 months with credit for any long-term disability benefits paid during the last 6 months of that period. If Dr. Peel's employment is terminated by the Company following a Change in Control, the Company will continue his base compensation for 24 months.

     Dr. Peel's employment agreement also obligates the Company to make a loan to Dr. Peel at his option, in an amount equal to the market value of shares of Common Stock of the Company owned by Dr. Peel and pledged to the Company as security along with a mortgage encumbering the equity in Dr. Peel's residence in Pasadena, California, to facilitate his relocation and purchase of a home near the headquarters of the Company. The loan shall be on such terms as Dr. Peel and the board of directors may agree, and shall be payable in full at the earlier of the closing of the sale of his residence or December 31, 2000. As of March 31, 2000, this loan has not been made to Dr. Peel.

     Dr.  Peel's  employment  agreement  contains  standard   nondisclosure  and
noncompete provisions with a noncompetition period of 12 months following termination of employment.

Compensation of Directors

     Directors presently are not compensated for service on the Company's Board of Directors. Directors are reimbursed for out-of-pocket expenses incurred in attending board meetings. Directors of the Company have been granted options to purchase common stock of the Company. The details of these options are described in footnote 10 of the financial statements included in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT VOTING SECURITIES AND PRINCIPAL SHAREHOLDERS

        The Company's Common Stock is the only outstanding voting security of the Company.

         The following table sets forth certain  information  regarding ownership of the Company's Common Stock as of March 31, 2000 by each person  known by the Company to own  beneficially  more than  five percent of the
Common Stock and by all directors and officers individually and as a group:
                                                                  Amount and
      Name and Address of                                          Nature of                           Percent of
       Beneficial Owner                                    Beneficial Ownership (1)                       Class
   Larry F. Vance                                                16,606,083(2)(3)                           12%
    P. O. Box 674
    McCall, Idaho 83638
   John Peel                                                      7,135,000(3)                               5%
    100 North Pitt Street Suite 403
    Alexandria, Virginia  22314
   Tami J. Story                                                  2,697,169(4)                               2%
    P. O. Box 674
    McCall, Idaho 83638
   Rory J. Stevens                                                2,525,000(5)                               2%
    8531 Dibble Ave. N.W.
    Seattle, Washington 98117
   Accuprobe, Inc.                                               12,374,527                                 10%
    42-07 30th Avenue
    Astoria, New York  11103
   All directors and officers                                    28,963,252                                 20%
_________________________________
(1)      All shares are held directly with sole voting and investment power unless otherwise indicated.
(2)      Includes 1,775,000 shares held by Universal Search Technology, a private company owned by Mr. Vance.
(3)      Includes 7,000,000 options, which became exercisable on March 31, 2000.
(4)      Includes 2,000,000 options, which became exercisable on March 31, 2000.
(5)      Includes 2,500,000 options, which became exercisable on March 31, 2000.


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

          4.1   See exhibits 3.1 and 3.2

          10.1 Memorandum of Understanding between the Registrant and Applied Signal and Imaging Technology, Inc. dated May 27, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for fiscal year ended March 31, 1996).

          10.2  Contract of Sale  and  Leaseback  dated  June 10,  1997  between
                Registrant and Accuprobe, Inc.(Incorporated   by  reference  to
                Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended March 31, 2000).

          10.3 Operating Agreement of ESSI Probe1 LC, dated June 3, 1997. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended March 31, 2000).

          10.4 Hyperspectral Technology License Agreement between Earth Search Sciences, Inc. and Noranda Mining and Exploration, Inc. made as of December 16, 1997. (Incorporated by reference to the Registrant's for 8-K filed on February 6, 1998).

          10.5 Agreement between the Office of Naval Research and Space Technology Development Corporation Agreement for NAVY EARTHMAP
                OBSERVER (NEMO) dated December 10, 1997 (Incorporated   by
                reference to Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended March 31, 2000).

          10.6 Sales Contract between Science Applications International Corp. and Space Technology Development Corp. Dated: 30 March 1998,
                Contract No.: STDC-98-NEMO-0003. (Incorporated   by  reference
                to Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended March 31, 2000).

          10.7 Sales Contract between Science Applications International Corp. and Space Technology Development Corp. Dated: 30 March 1998, Contract No.: STDC-98-NEMO-004. (Incorporated by reference to
                Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended March 31, 2000).

          10.8 Sales Contract between Space Systems/Loral (SS/L) and Space Technology Development Corporation (STDC). Dated 21 January 1999, Contract Number: Stdc-98-Nemo-0001. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended March 31, 2000).

          10.9 Sales Contract between Litton Systems, Inc., Amecom Division (Litton Amecom)and Space Technology Development Corp. (STDC). Date 29 October 1998, Contract Number: STDC-NEMO-98-0009. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended March 31, 2000).

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



EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF LOSS
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------


                                                                2000           1999           1998
                                                            ------------   ------------   ------------

Revenue                                                     $  1,526,446   $    881,006   $     55,000
Costs of services provided                                    (1,796,412)      (767,570)      (132,083)
                                                            ------------   ------------   ------------
Gross (deficit) margin                                          (269,966)       113,436        (77,083)
                                                            ------------   ------------   ------------
Expenses:
    Exploration                                                    6,282         68,229        399,756
    General and administrative                                 2,397,484      1,417,514      3,062,669
     Non-cash compensation expense                             1,608,001              -              -
                                                            ------------   ------------   ------------
                                                               4,011,767      1,485,743      3,462,425
                                                            ------------   ------------   ------------

Loss from operations                                          (4,281,733)    (1,372,307)    (3,539,508)

Interest income                                                   38,821              -         17,449
Interest expense                                              (1,136,995)      (773,288)      (689,600)
Other expense                                                       (641)       (10,810)      (473,340)
                                                            ------------   ------------   ------------
Loss before minority interest                                 (5,380,548)    (2,156,405)    (4,684,999)


Minority interest in losses of consolidated subsidiaries         202,565              -              -
                                                            ------------   ------------   ------------

Loss before extraordinary item                                (5,177,985)    (2,156,405)    (4,684,999)

Extraordinary item                                                     -       (115,023)    (1,165,000)
                                                            ------------   ------------   ------------

Net loss                                                    $ (5,177,983)  $ (2,271,428)  $ (5,849,999)
                                                            ============   ============   ============

Shares applicable to basic and diluted loss per share        107,778,285     90,388,446     76,369,220

Basic and diluted loss per share                            $     (0.048)  $     (0.025)  $     (0.077)

Basic and diluted extraordinary loss per share              $          -   $     (0.001)  $     (0.015)


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

     (E) Fixed assets are depreciated over their assigned useful lifes ranging from 3 to 10 years under the straight line method of depreciation.

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