Form 10-Q
period 2000-06-30
EARTH SEARCH SCIENCES INC
filed 2000-08-14
CIK 752634

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended: June 30, 2000
                           Commission File No. 0-19566

                       EARTH SEARCH SCIENCES, INCORPORATED
                    --- -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Utah                                                  87-0437723
(State or other Jurisdiction of                              (IRS Employer ID)
Incorporation or Organization)


                  502 North 3rd Street, #8 McCall, Idaho 83638
                  --------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (208) 634-7080

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes No X

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report: 130,090,825 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                           QUARTER ENDED JUNE 30, 2000

                                     PART I

                     FINANCIAL INFORMATIONTABLE OF CONTENTS

Item 1.  Consolidated Financial Statements                              Page
                                                                        ----

         Consolidated Balance Sheet
          as of June 30 and March 31, 2000.                              3

         Consolidated Statement of Operations for the
          Three Months Ended June 30, 2000 and 1999.                     4

         Consolidated Statement of Cash Flows for the
          Three Months Ended June 30, 2000 and 1999.                     5

         Selected Notes to Consolidated Financial
          Statements.                                                    6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  7

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                               8
Item 2.  Changes in Securities                                           8
Item 3.  Defaults Upon Senior Securities                                 8
Item 4.  Submission of Matters of a Vote of
           Security Holders                                              8
Item 5.  Other information                                               8
Item 6.  Exhibits and Reports on Form 8-K                                8

Earth Search Sciences, Inc.
Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------

                                                                                          June 30,             March 31,
                                                                                        2000                     2000
                                                                                 -------------------      -------------------
Assets
  Current assets:
  Cash                                                                           $         3,698,281      $         6,119,562
  Other current assets, net                                                                  856,497                  803,682
                                                                                 -------------------      -------------------

Total current assets                                                                       4,554,778                6,923,244

  Property and equipment, net                                                             14,000,271               12,608,986
                                                                                 -------------------      -------------------

Total assets                                                                     $        18,555,049      $        19,532,230
                                                                                 ===================      ===================

Liabilities and shareholders' equity
  Current liabilities:
  Notes payable                                                                  $         2,641,012      $         2,687,212
  Accounts payable and accrued expenses                                                    6,171,961                6,287,548
  Accrued interest                                                                           405,729                  356,962
  Capital lease obligation                                                                 3,000,000                3,000,000
  Unearned revenue                                                                            49,985                        -
                                                                                 -------------------      -------------------
Total current liabilities                                                                 12,268,687               12,331,722

  Long-term liabilities:
  Shareholder loans                                                                          459,844                  459,844
  Deferred officers' compensation                                                          2,062,615                2,037,846
  Minority interest                                                                        1,996,152                2,017,428
                                                                                 -------------------      -------------------

Total liabilities                                                                         16,787,298               16,846,840
                                                                                 -------------------      -------------------

Redeemable common stock, $.001 par value, 134,160 shares
 issued and outstanding                                                                       21,734                   21,734
                                                                                 -------------------      -------------------

Nonredeemable shareholders' deficit
  Series A preferred stock; 200,000 shares authorized,
   issued and outstanding at June 30 and March 31, 2000, respectively                      1,000,000                1,000,000
  Common stock, $.001 par value; 200,000,000 shares authorized;
   129,956,665 and 126,402,044 shares respectively, issued and outstanding                   129,956                  126,402
  Additional paid-in capital                                                              23,783,921               22,906,866
  Common Stock subscribed                                                                          -                  363,000
  Treasury stock                                                                            (200,000)                (200,000)
  Accumulated deficit                                                                    (22,967,860)             (21,532,612)
                                                                                 -------------------      -------------------

Total shareholders' equity                                                                 1,746,017                2,663,656
                                                                                 -------------------      -------------------

Total liabilities and shareholders' equity                                       $        18,555,049      $        19,532,230
                                                                                 ===================      ===================



                              The accompanying notes are an integral part of these financials statements

Earth Search Sciences, Inc.
Consolidated Statement of Operations
------------------------------------------------------------------------------------------------------------------------------



                                                                                   For the Three Months
                                                                                      Ended June 30
                                                                                2000                1999
                                                                           ---------------    ----------------

Revenue                                                                    $       463,014    $        101,784
Cost of services provided                                                         (981,364)            (74,043)
Gross margin                                                               ---------------    ----------------
                                                                                  (518,350)             27,741

Expenses:
General and administrative                                                         902,934             375,201
                                                                           ---------------    ----------------

Loss from operations                                                            (1,421,284)           (347,460)

Interest income                                                                     49,334                   -
Interest expense                                                                  (135,573)           (201,370)
                                                                           ---------------    ----------------

Loss before minority interest                                                   (1,507,523)           (548,830)

Minority interest in losses of consolidated subsidiaries                            72,276                   -
                                                                           ---------------    ----------------

Net loss                                                                   $    (1,435,247)   $       (548,830)
                                                                           ===============    ================

Shares applicable to basic and diluted loss per shares                         128,179,335          98,327,779

Basic and diluted loss per share                                           $        (0.011)   $         (0.006)




















                              The accompanying notes are an integral part of these financials statements


Earth Search Sciences, Inc.
Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the Three Months
                                                                                                Ended June 30,
                                                                                          2000                  1999
                                                                                   -----------------      ----------------
Cash flows from operating activities:

  Net loss                                                                         $      (1,435,247)     $       (548,830)
  Adjustments to reconcile net loss to net cash used in operating activities
  Issuance of common stock for services and interest expense                                  21,354                30,912
  Non cash compensation expense                                                                3,656                     -
  Loss attributed to minority interest                                                       (72,276)                    -
  Depreciation                                                                               135,340                69,365
  Amortization of lease discount                                                                   -               121,242
Changes in assets and  liabilities:
 Other current assets                                                                        (52,815)              (61,402)
 Accounts payable and accrued liabilities                                                   (115,587)               42,944
 Accrued  liabilities                                                                         48,767                22,534
 Unearned revenue                                                                             49,985               (10,000)
 Deferred officers' compensation                                                              24,769               107,566
                                                                                   -----------------      ----------------

Net cash used in operating activities                                                     (1,392,054)             (225,669)
                                                                                   -----------------      ----------------
Cash flows from investing activities:
  Purchases of property and equipment                                                     (1,463,140)                    -
                                                                                   -----------------      ----------------

Net cash used in investing activities                                                     (1,463,140)                    -
                                                                                   -----------------      ----------------
Cash flows from financing activities:
  Repayment of notes payable                                                                 (25,000)                    -
  Proceeds from shareholder loans                                                                  -               255,382
  Issuance of common stock for cash                                                          407,913                     -
  Proceeds from subsidiary stock sales                                                        51,000                     -
                                                                                   -----------------      ----------------

Net cash provided by financing activities                                                    433,913               255,382
                                                                                   -----------------      ----------------

Net (decrease) increase in cash                                                           (2,421,281)               29,713
Cash at beginning of period                                                                6,119,562                47,642
                                                                                   -----------------      ----------------

Cash at end of period                                                              $       3,698,281      $         77,355
                                                                                   =================      ================






                         The accompanying notes are an integral part of these financials statements


Earth Search Sciences, Inc.
--------------------------------------------------------------------------------


               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (unaudited)

Note 1 Summary of Operations and Significant Accounting Policies

         The consolidated statement of financial position as of June 30, 2000, and the consolidated statements of operations and cash flow for the three months ended June 30, 2000, and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at June 30, 2000 and 1999.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These financial statements and notes thereto should be read in conjunction with the Company's Form 10-K for March 31, 2000 . The results of operation for the three months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

New accounting pronouncements

In April 2000, Financial Accounting Standards Board Interpretation No. FIN 44, "Accounting for Certain transactions involving stock compensation, an interpretation of APB opinion No. 25", was issued. FIN 44 clarifies and modifies APB opinion 25, "Accounting for stock issued to employees." FIN 44 is effective for us in the second quarter of fiscal year 2001. We have not yet determined the effect, if any, the implementation of the interpretation will have on our financial condition or results of operations.

Note 2 Operating  Segment and Geographic Information

                                            Airborne
                                         Hyperspectral       Satellite
                                            Services        Development      Other Industries      Combined
                                       ----------------    -------------    ------------------   ------------

Revenue                                 $        30,000    $     433,014    $                -   $    463,014
                                        ===============    =============    ==================   ============

Operating Loss                                 (569,345)        (671,261)             (180,678)    (1,421,284)
                                        ---------------    -------------    ------------------   ------------

Interest income                                                                                        49,334
Interest expense                                                                                     (135,573)
Minority interest in losses of
consolidated subsidiaries                                                                              72,276
                                                                                                 ------------
Income from continuing operations
before income taxes                                                                                (1,435,247)
                                                                                                 ============

Total Assets at June 30, 2000           $     6,072,500    $  11,845,814    $          636,735   $ 18,555,049
                                        ===============    =============    ==================   ============


Earth Search Sciences, Inc.
--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Included in the financial statements of the Company for the first quarter of 2001 is Space Technology Development Corporation (STDC) which was acquired on December 21, 1999. The STDC acquisition falls under the DUAP with the Navy. Earth Search Sciences, Inc. has made all milestone payments to date.

In the first quarter of 2001, the Company continued to pursue its strategic plan to survey areas of interest for its own use. Areas of interest surveyed with the Company's remote sensing instruments in the first quarter of 2001 included potential hydrocarbon properties. A significant third party remote sensing survey planned for the first quarter of 2001 was postponed to the third quarter of 2001

Revenue, costs of services provided, and general and administrative expenses include $433,014, $952,438 and $151,837, respectively, from STDC.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash decreased in the first quarter of 2001 due mainly to capital expenditures, salaries and overhead. Capital expenditures in 2001 were primarily for payments for an aircraft and hyperspectral instruments.

FUTURE OPERATIONS

         In the future, the Company intends to perform remote sensing surveys for third parties in the mineral, hydrocarbon, forestry and environmental areas. In addition, the Company intends to continue to perform remote sensing surveys for its own use with applications in mineral and hydrocarbon exploration.

Earth Search Sciences, Inc.
--------------------------------------------------------------------------------


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

                                        EARTH SEARCH SCIENCES, INC.



Date: August 14, 2000                   /s/ Larry F. Vance
                                        ----------------------
                                        Larry F. Vance
                                        Chairman and Director