Form 10-Q
period 2000-09-30
EARTH SEARCH SCIENCES INC
filed 2000-11-14
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000
                           Commission File No. 0-19566

                       EARTH SEARCH SCIENCES, INCORPORATED
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Utah                                                87-0437723
(State or other Jurisdiction of                              (IRS Employer ID)
Incorporation or Organization)


                  1729 Montana Highway 35, Kalispell, MT 59901
                  ---------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (406) 751-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period, covered by this report: 130,134,420 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q
                                   (Unaudited)

                        QUARTER ENDED SEPTEMBER 30, 2000

                                     PART I

                     FINANCIAL INFORMATIONTABLE OF CONTENTS

Item 1. Consolidated Financial Statements                               Page
                                                                        ----

        Consolidated Balance Sheet
         as of September 30 and March 31, 2000.                           3

        Consolidated Statement of Operations for the Three
         and Six Months Ended September 30, 2000 and 1999.                4

        Consolidated Statement of Cash Flows for the
         Three Months Ended September 30, 2000 and 1999.                  5

        Selected Notes to Consolidated Financial Statements.             6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings                                                 9
Item 2. Changes in Securities                                             9
Item 3. Defaults Upon Senior Securities                                   9
Item 4. Submission of Matters of a Vote of
         Security Holders                                                 9
Item 5. Other information                                                 9
Item 6. Exhibits and Reports on Form 8-K                                  9

Earth Search Sciences, Inc.
Consolidated Balance Sheet (unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                                 September 30,     March 31,
                                                                                     2000            2000
                                                                                --------------  --------------
Assets
Current assets:
  Cash                                                                          $    2,602,082  $    6,119,562
  Other current assets, net                                                            584,980         803,682
                                                                                --------------  --------------
Total current assets                                                                 3,187,062       6,923,244

Property and equipment, net                                                         15,027,726      12,608,986
                                                                                --------------  --------------

Total assets                                                                    $   18,214,788  $   19,532,230
                                                                                ==============  ==============

Liabilities and shareholders' equity Current liabilities:
  Notes payable                                                                 $    2,641,012  $    2,687,212
  Accounts payable and accrued expenses                                              6,473,542       6,287,548
  Accrued interest                                                                     604,945         356,962
  Capital lease obligation                                                           3,000,000       3,000,000
  Unearned revenue                                                                     200,000               -
                                                                                --------------  --------------

Total current liabilities                                                           12,919,499      12,331,722

Long-term liabilities:
  Shareholder loans                                                                    459,844         459,844
  Deferred officers' compensation                                                    2,093,738       2,037,846
  Minority interest                                                                  2,163,038       2,017,428
                                                                                --------------  --------------

Total liabilities                                                                   17,636,119      16,846,840
                                                                                --------------  --------------

Redeemable common stock, $.001 par value, 134,160 shares
  issued and outstanding                                                                21,734          21,734
                                                                                --------------  --------------

Nonredeemable shareholders' equity
  Series A preferred stock; 200,000 shares authorized,
  issued and outstanding at June 30 and March 31, 2000, respectively                 1,000,000       1,000,000
  Common stock, $.001 par value; 200,000,000 shares authorized;
  130,000,260 and 126,402,044 shares respectively, issued and outstanding              130,000         126,402
  Additional paid-in capital                                                        23,820,137      22,906,866
  Common stock subscribed                                                                    -         363,000
  Treasury stock                                                                      (200,000)       (200,000)
  Accumulated deficit                                                              (24,193,202)    (21,532,612)
                                                                                --------------  --------------

Total shareholders' equity                                                             556,935       2,663,656
                                                                                --------------  --------------

Total liabilities and shareholders' equity                                      $   18,214,788  $   19,532,230
                                                                                ==============  ==============

                              The accompanying notes are an integral part of these financials statements

Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)
------------------------------------------------------------------------------------------------------------

                                                      For the Three Months            For the Six Months
                                                       Ended September 30             Ended September 30
                                                      2000          1999            2000           1999
                                                ------------    ------------    ------------    ------------

Revenue                                         $    259,863    $    238,317    $    722,877    $    340,101
Cost of services provided                           (325,898)       (225,353)     (1,307,262)       (299,396)
                                                ------------    ------------    ------------    -------------
Gross margin                                         (66,035)         12,964        (584,385)         40,705

Expenses:
General and administrative                         1,000,672         471,275        1,903,606         846,476
                                                ------------    ------------    -------------   -------------

Loss from operations                              (1,066,707)       (458,311)      (2,487,991)       (805,771)

Interest income                                       28,446               -           77,780               -
Interest expense                                    (258,196)       (267,767)        (393,769)       (469,137)
                                                ------------    ------------    -------------   -------------

Loss before minority interest                     (1,296,457)       (726,078)      (2,803,980)     (1,274,908)

Minority interest in losses of consolidated
subsidiaries                                          71,115               -          143,391               -
                                                ------------    ------------    -------------   -------------

Net loss                                        $ (1,225,342)   $   (726,078)   $  (2,660,589)  $  (1,274,908)
                                                ============    ============    =============   =============

Shares applicable to basic and diluted loss
per shares                                       130,112,623      98,610,500      128,920,483      98,355,500

Basic and diluted loss per share                $     (0.009)   $     (0.007)    $     (0.021)  $      (0.013)


                              The accompanying notes are an integral part of these financials statements


Earth Search Sciences, Inc.
Consolidated Statement of Cash Flows (unaudited)
-----------------------------------------------------------------------------------------------------

                                                                              For the Six Months
                                                                              Ended September 30,
                                                                            2000             1999
                                                                        -------------   -------------
Cash flows from operating activities:
  Net loss                                                              $  (2,660,589)  $  (1,274,908)
  Adjustments to reconcile net loss to net cash used in
operating activities:
  Issuance of common stock for services and interest expense                   53,958         244,297
  Non cash compensation expense                                                 7,312               -
  Loss attributed to minority interest                                       (143,391)              -
  Depreciation                                                                268,957         138,313
  Amortization of lease discount                                                    -         242,484
Changes in assets and liabilities:
  Other current assets                                                        218,702        (269,636)
  Accounts payable and accrued liabilities                                    185,994         200,437
  Accrued liabilities                                                         247,983          25,368
  Unearned revenue                                                            200,000         (40,000)
  Deferred officers' compensation                                              55,892         221,103
                                                                        -------------   -------------

Net cash used in operating activities                                      (1,565,182)       (512,542)
                                                                        -------------   -------------

Cash flows from investing activities:
  Purchases of property and equipment                                      (2,624,212)       (188,000)
                                                                        -------------   -------------

Net cash used in investing activities                                      (2,624,212)       (188,000)
                                                                       --------------   -------------

Cash flows from financing activities:
  Repayment of notes payable                                                  (25,000)       (386,000)
  Proceeds from shareholder loans                                                   -       1,482,192
  Issuance of common stock for cash                                           407,913               -
  Repayment of shareholder loans                                                    -        (443,212)
  Proceeds from subsidiary stock sales                                        289,001               -
                                                                        -------------   -------------

Net cash provided by financing activities                                     671,914         652,980
                                                                        -------------   -------------

Net (decrease) increase in cash                                            (3,517,480)        (47,562)
Cash at beginning of period                                                 6,119,562          47,642
                                                                        -------------   -------------

Cash at end of period                                                   $   2,602,082   $          80
                                                                        =============   =============


                         The accompanying notes are an integral part of these financials statements


Earth Search Sciences, Inc.
--------------------------------------------------------------------------------


               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (unaudited)

Note 1 Summary of Operations and Significant Accounting Policies

         The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations and cash flows for the three and six months ended September 30, 2000, and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operation, and cash flows at September 30, 2000 and 1999.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These financial statements and notes thereto should be read in conjunction with the Company's Form 10-K for March 31, 2000. The results of operation for the three and six months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

New accounting pronouncements

         In April 2000, Financial Accounting Standards Board Interpretation No. FIN 44, "Accounting for Certain transactions involving stock compensation, an interpretation of APB opinion No. 25", was issued. FIN 44 clarifies and modifies APB opinion 25, "Accounting for stock issued to employees." FIN 44 was effective for the Company in the second quarter of fiscal year 2001. The implementation of the interpretation did not have a material impact on our financial condition or results of operations.

         Statement of Financial Accounting Standards No. 133 "Accounting for Certain Derivate Instruments and Certain Hedging Activities", effective for the Company during the first quarter of 2002, provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The implementation of the standard is not expected to have a material impact on our financial condition or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". The SAB summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is currently required in Fiscal 2002, and early adoption is permitted. The Company does not expect this bulletin to have a material affect on its results of operations, financial condition or cash flows.

Note 2 Operating  Segment and Geographic Information

                                                      Business Segment Information

                                          Airborne
                                        Hyperspectral    Satellite
                                          Services      Development     Other Industries     Combined
Revenue

Second Quarter fiscal 2001              $     259,863   $          -     $             -    $     259,863
First six months of fiscal 2001               289,863        433,014                   -          722,877

Loss from Operations
Second Quarter fiscal 2001                   (610,635)      (644,369)           (180,243)      (1,435,247)
First six months of fiscal 2001            (1,435,001)      (832,852)           (392,736)      (2,660,589)

Total Assets
At September 30, 2000                   $   5,670,539   $ 11,847,655     $       696,594    $  18,214,788
At June 30, 2000                            6,072,500     11,845,814             636,735       18,555,049

For the first six months of fiscal 2000, all operating results are from Airborne Hyperspectral Services.


Earth Search Sciences, Inc.
--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Included in the financial statements of the Company for the first and second quarter of 2001 is Space Technology Development Corporation (STDC), which was acquired on December 21, 1999. The STDC acquisition falls under the DUAP with the Navy. Earth Search Sciences, Inc. has made all milestone payments to date.

         In the second quarter of 2001, the Company continued to pursue its strategic plan to survey areas of interest for its own use. Areas of interest to the Company surveyed with the Company's remote sensing instruments in the second quarter of 2001 included potential hydrocarbon and mineral properties. Third party contracts for hyperspectral surveys included applications in mineral and hydrocarbon exploration, gas and emission leak detection, vegetal class mapping, and environmental base lining and monitoring.

         In the third quarter, the company is performing a significant survey in the southern hemisphere for a group of mineral exploration companies.

         Revenue, costs of services provided, and general and administrative expenses for the six months ended September 30, 2000 include $433,014, $1,089,865 and $227,959, respectively, from STDC.

         General and administrative expenses increased in the first six months of fiscal 2001 compared with the prior year as a result of the Company adding staff necessary to pursue its business plans.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash decreased in the second quarter of 2001 due mainly to capital expenditures, salaries and overhead. Capital expenditures in 2001 were primarily for payments for an aircraft and hyperspectral instruments.

         In the six months ended September 30, 2000, the Company raised $289,001 by selling stock in its subsidiaries Terranet, Petro Probe and Eco Probe.

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

FUTURE OPERATIONS

         In the future, the Company intends to continue to perform remote sensing surveys for third parties in the mineral, hydrocarbon, forestry and environmental areas. In addition, the Company intends to continue to perform remote sensing surveys for its own use with applications in mineral and hydrocarbon exploration.

Earth Search Sciences, Inc.
--------------------------------------------------------------------------------



PART II

                           OTHER INFORMATION REQUIRED

         Item 1.        Legal Proceedings                           None

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

                                        EARTH SEARCH SCIENCES, INC.



Date: November 14, 2000                 /s/ Larry F. Vance
                                        ---------------------------
                                        Larry F. Vance
                                        Chairman and Director