Form 10-Q
period 2000-12-31
EARTH SEARCH SCIENCES INC
filed 2001-02-14
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2000
                           Commission File No. 0-19566

                           EARTH SEARCH SCIENCES, INC.
                        --- ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Utah                                                87-0437723
(State or other Jurisdiction of                              (IRS Employer ID)
Incorporation or Organization)


                  1729 Montana Highway 35, Kalispell, MT 59901
                  --------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (406) 751-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes No X

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2000, covered by this report: 138,803,001 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2000

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                                  Page

         Consolidated Balance Sheet
           as of December 31, 2000 and March 31, 2000.                      3

         Consolidated Statement of Operations for the
           Three and Nine Months Ended December 31, 2000 and 1999.          4

         Consolidated Statement of Cash Flows for the
           Nine Months Ended December 31, 2000 and 1999.                    5

         Selected Notes to Consolidated Financial Statements.              6-7

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8-9

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.  Legal Proceedings                                                  10
Item 2.  Changes in Securities                                              10
Item 3.  Defaults Upon Senior Securities                                    10
Item 4.  Submission of Matters of a Vote of Security Holders                10
Item 5.  Other information                                                  10
Item 6.  Exhibits and Reports on Form 8-K                                   10


Earth Search Sciences, Inc.
Consolidated Balance Sheet (unaudited)
- ----------------------------------------------------------------------------------------------------

                                                                         December 31,     March 31,
                                                                             2000           2000
                                                                        -------------   ------------
Assets
Current Assets:
    Cash                                                                $   1,266,810   $  6,119,562
    Other current assets                                                      619,086        803,682
                                                                        -------------   ------------
Total current assets                                                        1,885,896      6,923,244
Property and Equipment                                                     16,566,257     12,608,986
                                                                        -------------   ------------
Total Assets                                                            $  18,452,153   $ 19,532,230
                                                                        =============   ============

Liabilities and Shareholders' Deficit
Current liabilities:
    Notes payable                                                       $   2,641,012   $  2,687,212
    Accounts payable and accrued expenses                                   6,927,807      6,287,548
    Accrued interest                                                          904,756        356,962
    Capital lease obligation                                                3,000,000      3,000,000
                                                                        -------------   ------------
Total current liabilities                                                  13,473,575     12,331,722

Long-term liabilities:

    Shareholder loans                                                         600,844        459,844
    Deferred officers' compensation                                         2,124,861      2,037,846
    Minority interest                                                       2,218,853      2,017,428
                                                                        =============   ============
Total liabilities                                                          18,418,133     16,846,840
                                                                        =============   ============
Commitments and contingencies
Redeemable common stock, $.001 par value, 134,160 shares
issued and outstanding at December 31 and March 31, 2000                       21,734         21,734
                                                                        =============   ============
Nonredeemable shareholders' deficit
  Series A preferred Stock; 200,000 shares authorized,
  issued and outstanding at December 31 and March 31, 2000                  1,000,000      1,000,000
   Common stock, $.001 par value; 200,000,000 shares
     authorized; 138,668,840 and 126,402,044 shares
     respectively, issued and outstanding                                     138,669        126,402
   Additional paid-in capital                                              26,771,906     22,906,866

   Common stock subscribed                                                          -        363,000

   Treasury Stock                                                            (200,000)      (200,000)
   Retained Deficit                                                       (27,698,289)   (21,532,612)
                                                                        -------------   ------------
                                                                               12,286      2,663,656
                                                                        -------------   ------------
Total liabilities and shareholders' equity                              $  18,452,153   $ 19,532,230
                                                                        =============   ============

   The accompanying notes are an integral part of these financial statements.



Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)
- ---------------------------------------------------------------------------------------------------------------------


                                                            For the Three Months            For the Nine Months
                                                             Ended December 31,              Ended December 31,
                                                            1999            1998            1999            1998
                                                        -----------     ------------    ------------    ------------

Revenue                                                 $  1,159,048    $     79,678    $  1,881,925    $    419,779
Costs of Services Provided                                  (508,598)       (141,925)     (1,815,860)       (441,321)
                                                        ============    ============    ============    ============
Gross Margin                                                 650,450         (62,247)         66,065         (21,542)
                                                        ============    ============    ============    ============
Expenses:
 General and administrative                                3,873,239         902,789       5,776,845       1,749,265
                                                        ------------    ------------    ------------    ------------

                                                           3,873,239         902,789       5,776,845       1,749,265
                                                        ============    ============    ============    ============
Loss from operations                                      (3,222,789)       (965,036)     (5,710,780)     (1,770,807)

Interest income                                               15,653               -          93,433               -
Interest expense                                            (363,137)       (328,234)       (756,906)       (797,371)
                                                        ------------    ------------    ------------    ------------

Loss before minority interest                             (3,570,273)     (1,293,270)     (6,374,253)     (2,568,178)

Minority interest in losses of consolidated
subsidiaries                                                  65,186               -         208,577               -
                                                        ============    ============    ============    ============
Net loss                                                $ (3,505,087)   $ (1,293,270)   $ (6,165,676)   $ (2,568,178)
                                                        ============    ============    ============    ============
Shares applicable to basic and
diluted loss per share                                   134,509,211     104,354,564     131,391,092     103,406,808

Basic and diluted loss per share                        $     (0.026)   $     (0.012)   $     (0.047)   $     (0.025)
                                                        ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.



Earth Search Sciences, Inc.
Consolidated Statement of Cash Flows (unaudited)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                              For the Nine Months
                                                                               Ended December 31,
                                                                             2000           1999
                                                                        ------------    ------------
Cash flows from operating activities:
   Net Loss                                                             $ (6,165,676)   $ (2,568,178)
Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issuance of common stock for services and interest expense                 83,958         678,665
   Issuance of stock for STDC stock                                                -         510,000
   Non-cash compensation expense                                           2,937,749               -
   Loss attributed to minority interest                                     (208,577)              -
   Depreciation                                                              415,172         245,613
   Amortization of lease discount                                                  -         363,726
Changes in assets and liabilities:
   Other current assets                                                      184,596        (291,318)
   Accounts payable and accrued expenses                                     640,259         (21,660)
   Accrued liabilities                                                       547,794          56,429
   Unearned revenue                                                                -         (40,000)
   Deferred officers compensation                                             87,015         337,830
                                                                        ============    ============

Net cash used in operating activities                                     (1,477,710)       (728,893)
                                                                        ------------    ------------
Cash flows from investing activities:
   Capital expenditures                                                   (4,308,958)       (199,616)
   Advances to Related Party                                                       -      (2,510,000)
                                                                        ------------    ------------
Net cash used in investing activities                                     (4,308,958)     (2,709,616)
                                                                        ------------    ------------
Cash flows from financing activities:
   Repayment of notes payable                                                (25,000)       (391,500)
   Proceeds from notes payable                                                     -       1,584,650
   Proceeds from shareholder loans                                           141,000       1,785,412
   Repayments of shareholder loans                                                 -        (642,673)
   Issuance of common stock                                                  407,913       1,953,300
   Proceeds from subsidiary stock sales                                      410,003         168,993
   Stock issued for conversion of notes                                            -          68,764
                                                                        ------------    ------------
Net cash provided by financing activities                                    933,916       4,526,946
                                                                        ------------    ------------

Net (decrease) increase in cash                                           (4,852,752)      1,088,437
Cash at beginning of period                                                6,119,562          47,642
                                                                        ------------    ------------
Cash at end of period                                                   $  1,266,810    $  1,136,079
                                                                        ============    ============




   The accompanying notes are an integral part of these financial statements.

                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 (unaudited)

Note 1 Summary of Operations and Significant Accounting Policies

The consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations and cash flows for the three and nine months ended December 31, 2000, and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2000 and 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These financial statements and notes thereto should be read in conjunction with the Company's Form 10-K for March 31, 2000. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Going concern

The Company is experiencing working capital deficiencies because of operating losses and capital expenditures. The Company has operated with funds received from the sale of its common stock and the issuance of notes. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate sufficient operating revenues to sustain ongoing operations. The Company plans to increase the number of revenue producing services through the use of additional hyperspectral instruments and thereby continue as a going concern.

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

Statement of Financial Accounting Standards No. 133 "Accounting for Certain Derivate Instruments and Certain Hedging Activities, effective for the Company during the first quarter of 2002, provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The implementation of the standard is not expected to have a material impact on our financial condition or results of operations.

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

Note 2 Commitments and Contingencies

In the third quarter of fiscal 2001, the Company recorded a contingency loss accrual of $185,000 for a dispute with a vendor for products and services. It is management's opinion that the loss accrual is their best estimate of the potential liability and associated legal costs of the dispute.

In the third quarter of fiscal 2001, the Company acquired working interests in two additional oil and gas properties. The Company paid $345,000 in cash for their share of costs to date on the two properties. Based on the agreements for the Company's oil and gas working interests, the Company will proportionately share in future revenues as well as future exploration, drilling and operating costs.


Note 3 Operating Segment and Geographic Information

                                                                Business Segment Information
                                    Airborne
                                    Hyperspectral      Satellite         Oil and Gas    Other Industries
                                      Services        Development         Properties                      Consolidated
                                   ---------------- -----------------  ---------------  ---------------- -----------------

Revenue
Third quarter fiscal 2001              $   871,378          $      -        $   287,670        $      -      $  1,159,048
First nine months of fiscal 2001         1,161,241           433,014            287,670               -         1,881,925

Income (loss) from operations
Third quarter fiscal 2001              (2,961,286)         (288,303)            206,424       (179,624)       (3,222,789)
First nine months of fiscal 2001       (4,134,149)       (1,173,113)             65,854       (469,372)       (5,710,780)

Total Assets
At December 31, 2000                  $  5,226,219      $ 11,486,796       $  1,395,682     $   343,456      $ 18,452,153
At September 30, 2000                    5,670,539        11,847,655            689,416           7,178        18,214,788


For the first nine months of fiscal 2000, all revenues are from airborne hyperspectral services


Note 4 Non-Cash Compensation Expense

The Company recognized non-cash compensation expense of $2,926,000 in the third quarter of 2001 from the issuance of 8,587,500 shares of stock to employees as a bonus.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Included in the financial statements of the Company for the nine months ended December 31, 2000 is Space Technology Development Corporation (STDC), which was acquired on December 21, 1999.

STDC is developing a remote sensing satellite in cooperation with the U.S. Navy and several corporate partners under the congressionally sanctioned Joint Dual Use Applications Program (JDUAP). This joint development provides for a long-term cooperative relationship with the U.S. Navy and substantial federal funding for what will be a commercially owned and operated hyperspectral remote sensing satellite called the Naval EarthMap Observer (NEMO).

The NEMO agreement with the U.S. Navy's Office of Naval Research obligates the government to provide approximately $64 million in funding, of which approximately $60 million has already been spent. STDC is required to raise approximately $125 million the balance of funds needed to complete the satellite and launch it, as well as to establish the commercial business to sell products based on the imagery the satellite will collect. Work on the satellite is proceeding as the Company and STDC raise funds to meet the industry commitment.

In the Airborne Hyperspectral Services business segment in the third quarter of 2001, the Company focused on surveying under contract for third parties, surveying areas of interest for potential hydrocarbon and mineral exploration, and surveying areas for marketing and sales purposes that may lead to future revenue. Third party contracts for hyperspectral surveys included applications in mineral and hydrocarbon exploration, gas and emission leak detection, vegetal class mapping, and environmental base lining and monitoring. In the third quarter of 2001, the Company successfully completed a significant mineral exploration survey in South America. Also in the third quarter of 2001, the Company focused on surveying and analyzing data over areas with environmental issues that the Company anticipates will develop and expand its environmental services market.

In the Oil and Gas Properties business segment in the third quarter of 2001, the Company continued with its strategic plan of investing in projects that explore and develop oil and gas.

The Company recognized revenue of $1,159,048 in the third quarter of 2001 compared with $79,678 in the third quarter of 2000. Included in the third quarter of 2001 is $287,670 in revenue from Oil and Gas Properties and revenue of $871,000 from a significant hyperspectral survey in South America. Revenue recognized for the nine months ended December 31, 2000 was $1,881,925 compared with $419,779 for the nine months ended December 31, 1999. Included in the nine months ended December 31, 2000 is $433,014 in revenue from STDC.

The Company recognized cost of sales of $508,598 and $1,815,860 in the three and nine months ended December 31, 2000 compared with $141,925 and $441,321 for the three and nine months ended December 31, 1999. Included in the three and nine months ended December 31, 2000 is the costs of a significant survey in South America and STDC cost of sales of $1,090,093.

The Company recognized non-cash compensation expense of $2,926,000 in the third quarter of 2001 from the issuance of 8,587,500 shares of stock to employees as a bonus. Also included in general and administrative expenses for the three and nine months ended December 31, 2000 is an $185,000 loss accrual for a dispute with a vendor for products and services and a $288,000 charge to bad debt expense. Included in general and administrative expenses for the three and nine months ended December 31, 2000 is $227,959 and $638,845, respectively from STDC.

LIQUIDITY AND CAPITAL RESOURCES

Net cash decreased in the third quarter of 2001 due mainly to capital expenditures and operating losses. Capital expenditures in 2001 were primarily for purchase of an aircraft, additional expenditures for the Company's satellite and airborne hyperspectral instruments, and additional expenditures on oil and gas properties.

Net cash used in operating activities was $1,477,710 for the nine months ended December 31, 2000, resulting primarily from a net loss of $6,165,676 net of certain non-cash expenses. Net cash used in operating activities was $728,893 for the nine months ended December 31, 1999, resulting primarily from a net loss of $2,568,178 net of certain non-cash expenses.

In the nine months ended December 31, 2000, the Company raised $410,003 by selling stock in its subsidiaries Terranet, Inc., Petro Probe, Inc. and Eco Probe, Inc.

The Company is experiencing working capital deficiencies because of operating losses and capital expenditures. The Company has operated with funds received from the sale of its common stock and the issuance of notes. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate operating revenues to sustain ongoing operations. The Company plans to increase the number of revenue producing services through the use of additional hyperspectral instruments and thereby continue as a going concern.

In the third quarter of 2001, the Company retained Houlihan Lokey Howard & Zukin, investment bankers, to raise funds on a best efforts basis to expand the Company's airborne hyperspectral services market and to complete and launch the Company's satellite hyperspectral instrument.

FUTURE OPERATIONS

In the future, the Company intends to continue with its efforts in the environmental market and oil and gas business segment as well as to pursue sales of hyperspectral services, including surveying and processing, to third parties in the mineral, hydrocarbon, forestry and environmental areas. In addition, the Company intends to continue to perform remote sensing surveys for its own use with applications in mineral and hydrocarbon exploration.

                                     PART II

                           OTHER INFORMATION REQUIRED

        Item 1. Legal proceedings
                In November  2000,  in  connection  with a lawsuit in
                which the Company is involved,  the Circuit  Court of
                Baltimore County,  Third Judicial Circuit of Maryland
                issued a  ruling  on  certain  matters.  Among  other
                things,  the Court  denied the  Company's  motion for
                summary  judgment.  The lawsuit was filed in May 2000
                against the Company by Applied Signal and Image Technologies, Inc. (ASIT). ASIT's complaint alleges that the Company has not paid ASIT 500,000  shares of
                the Company's  stock,  which it is owed pursuant to a
                written contract between ASIT and the Company in which
                ASIT agreed to perform  certain  services  for the
                Company in return for cash and Company stock. The
                relief sought by ASIT in the lawsuit includes significant compensatory and punitive damages; however, the
                Company believes that it will be able to settle the
                lawsuit  with ASIT for less than the relief sought.
       Item 2.  Changes in securities                                     None
       Item 3.  Defaults upon senior securities                           None
       Item 4.  Submission of matters to a vote of security holders       None
       Item 5.  Other information                                         None
       Item 6.  Exhibits and reports on Form 8-K
                (a)   Exhibits
                10.1  Larry Vance Employment Agreement       Electronically File
                10.2  John W. Peel, III Employment Agreement Electronically File
                10.3  Rory J. Stevens Employment Agreement   Electronically File
                10.4  Tami Story Employment Agreement        Electronically File
                (b)   Reports of Form 8-K                                 None


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                     EARTH SEARCH SCIENCES, INC.



Date: February 14, 2001                     /s/ Larry F. Vance
                                            ------------------------------------
                                                Larry F. Vance
                                                Chairman of the Board