Form 10-Q/A
period 2000-12-31
EARTH SEARCH SCIENCES INC
filed 2001-04-12
CIK 752634

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
                         -----------------------------
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


Earth Search Sciences, Inc.
Consolidated Balance Sheet (unaudited)
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



Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)
---------------------------------------------------------------------------------------------------------------------


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



Earth Search Sciences, Inc.
Consolidated Statement of Cash Flows (unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                              For the Nine Months
                                                                               Ended December 31,
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

                                     PART II

                           OTHER INFORMATION REQUIRED

        Item 1. Legal proceedings
                In November  2000,  in  connection  with a lawsuit in
                which the Company is involved,  the Circuit  Court of
                Baltimore County,  Third Judicial Circuit of Maryland
                issued a  ruling  on  certain  matters.  Among  other
                things,  the Court  denied the  Company's  motion for
                summary  judgment.  The lawsuit was filed in May 2000
                against the Company by Applied Signal and Image Technologies, Inc. (ASIT). ASIT's complaint alleges that the Company has not paid ASIT 500,000  shares of
                the Company's  stock,  which it is owed pursuant to a
                written contract between ASIT and the Company in which
                ASIT agreed to perform  certain  services  for the
                Company in return for cash and Company stock. The
                relief sought by ASIT in the lawsuit includes significant compensatory and punitive damages; however, the
                Company believes that it will be able to settle the
                lawsuit  with ASIT for less than the relief sought.
       Item 2.  Changes in securities                                     None
       Item 3.  Defaults upon senior securities                           None
       Item 4.  Submission of matters to a vote of security holders       None
       Item 5.  Other information                                         None
       Item 6.  Exhibits and reports on Form 8-K
                (a)   Exhibits
                10.1  Larry Vance Employment Agreement          Previously Filed
                10.2  John W. Peel, III Employment Agreement    Previously Filed
                10.3  Rory J. Stevens Employment Agreement      Previously Filed
                10.4  Tami Story Employment Agreement           Previously Filed
                (b)   Reports of Form 8-K                                 None


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