Form 10-K405
period 2001-03-31
EARTH SEARCH SCIENCES INC
filed 2001-06-29
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934
         For the transition period from __________ to _________

                         Commission file number 0-19566

                           EARTH SEARCH SCIENCES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                            87-0437723
               ----                                            ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  1729 Montana Highway 35, Kalispell, Montana                       59901
  -------------------------------------------                       -----
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (406) 751-5200

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 31, 2001: $37,706,592. For purposes of this calculation, officers and directors are considered affiliates.

   Number of shares of Common Stock outstanding at June 28, 2001: 154,201,609

This Form 10-K consists of 40 pages.
================================================================================

                                TABLE OF CONTENTS

PART I........................................................................ 3

   Item 1 -  Business ........................................................ 3
   Item 2 -  Properties  ..................................................... 9
   Item 3 -  Legal Proceedings................................................10
   Item 4 -  Submission of Matters to a Vote of Security Holders..............10
   Item 4(a) Executive Officers of the Registrant.............................10

PART II.......................................................................11

   Item 5 -  Market for the Registrant's Common Stock
              Equity and Related Shareholder Matters..........................11
   Item 6 -  Selected Financial Data..........................................12
   Item 7 -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12
   Item 7A-  Quantitative and Qualitative Disclosures About Market Risk ......18
   Item 8 -  Financial Statements and Supplementary Data......................18
   Item 9 -  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure....................18

PART III......................................................................19

   Item 10 - Directors and Executive Officers of the Registrant...............19
   Item 11 - Executive Compensation...........................................20
   Item 12 - Security Ownership of Certain Beneficial Owners and
              Management......................................................21
   Item 13 - Certain Relationships and Related Transactions...................22

PART IV.......................................................................22

   Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.22

SIGNATURES....................................................................25

                                     PART I

ITEM 1.  BUSINESS

Organization
------------

         Earth Search Sciences, Inc. (the Company) was incorporated in 1984 under the laws of the state of Utah.

Corporate Focus
---------------

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

Original Business Plan
----------------------

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

         The Company recognized the need to refine existing remote sensing technology in order to improve the economics of commercial remote sensing applications. The Company decided to use hyperspectral remote sensing instruments which expand the image resolution and, thus, the usefulness of acquired imagery. To achieve its goal, the Company undertook the development of a miniaturized hyperspectral remote sensing instrument, Probe 1, which is designed to be used with cost effective and easily available aircraft.

Current Business Plan
---------------------

         The Company is evolving from a mineral exploration and research and development organization into a leading provider of remote sensing services for both its own mineral and hydrocarbon exploration purposes as well as for third party customers. On June 1, 1997, the Company took delivery of the first Probe 1 instrument. In its first full year of commercial operation, the Company developed markets and generated revenue from multiple clients. In August of 1999, the Company took delivery of its second Probe 1 instrument. Since June 1, 1997, the Company has collected and currently owns a substantial archive of Probe 1 hyperspectral imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Chile, Peru, Mexico, California, Nevada, Arizona, Idaho, Montana, Wyoming, Louisiana, Florida and Utah. At the present time, the value of this data archive has not been independently appraised and its value is not reflected in the Company's financial statements.

         The Company believes cost effective hyperspectral remote sensing and imagery processing has tremendous potential in various global applications and markets. The Company is establishing subsidiaries to focus on hyperspectral remote sensing applications, marketing, and distribution in various industries. Each subsidiary will focus on a specific segment of commercial remote sensing and have a management team with relevant skills and expertise. The Company, if applicable, will provide an exclusivity license for each subsidiary, provide use of the Company's hyperspectral instruments, provide processing support, and provide marketing and management support to each subsidiary. In addition, the Company will receive a royalty from any resource development that occurs as a result of the subsidiaries' use of the Company's instruments and technology. Until the successful launch and deployment of the Naval Earth Map Observer
(NEMO) satellite described below, the subsidiaries will utilize the Company's airborne hyperspectral instruments. After the successful launch of the NEMO satellite and depending on the application both the airborne and satellite hyperspectral instruments will be made available to the subsidiaries. Following the launch, the subsidiaries expect to use the NEMO satellite's instrument in addition to the airborne instrument. Additional capital will be raised for each subsidiary by means of private placements or public offerings.

         To complement its Probe 1 technology, the Company in fiscal 2000 acquired Space Technology Development Corporation and its ownership in satellite based imagery technology (discussed below). The combination of a high-resolution airborne Probe 1 system and the lower resolution, larger area coverage achieved by satellite based imagery will provide a powerful and too strong capability. The use of aircraft to collect large areas of remote sensing imagery throughout the world is an expensive and time-consuming task. Satellite gathered data will allow remote sensing customers to gather imagery from any large area around the world, including those areas which currently are inaccessible due to restrictions by foreign governments. This imagery can then be processed to determine if a closer look using the Company's airborne instruments is necessary or desirable. The joint use of satellite and airborne remote sensing instruments, as well as the Companys intent to use handheld instruments it develops, will combine economical large area imagery collection by the satellite instrument and high-resolution imagery collection of target areas by the airborne instruments. All collected imagery can be processed by the Company's imagery processors.

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

Acquisition of Space Technology Development Corporation
-------------------------------------------------------

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

         In early 1997, the Navy issued a broad agency announcement that it would conduct a competition on several "dual-use" projects, including the development of hyperspectral remote sensing technology in space. STDC bid on the project, which developed into NEMO. STDC signed an agreement with the Office of Naval Research in December of 1997 for the development, operation and launch of NEMO as a dual launch project. Under the rules of the dual use program, the U.S. government will fund half or less of the program cost, while STDC and its industrial partners provide funding or in-kind contributions for the remaining costs of the program. The dual use program is administered by the Defense Advanced Research Projects Agency (DARPA) in the Office of the Secretary of Defense. Dual-use projects are designed so that both the armed services and private companies contribute to the projects and share in the benefits. DARPA works with the Army, the Navy and the Air Force to design a number of advanced technology projects that might qualify as dual-use projects worthy of special funding.

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

         Industrial partners of STDC include Space Systems/Loral (SS/L) of Palo Alto, California; Science Applications International Corporation (SAIC) of La Jolla, California; AlliedSignal Technical Services Corporation (ATSC) of Columbia, Maryland (which recently merged with Honeywell); and Litton Advanced Systems (Litton) of College Park, Maryland. SS/L provided the basic satellite, a Globalstar(R) bus. ATSC will manage satellite operations and collect the imagery data transmitted from the satellite and Litton is producing the NEMO spacecraft controller.

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

         A key technology developed for NEMO by NRL is an extraction and data compression software algorithm called the Optical Real-Time Spectral Identification System (ORASIS(TM)). ORASIS(TM) offers automated and adaptive signature recognition capability, improving the operational efficiency to analyze both military and commercial data sets. ORASIS(TM) is a high-speed processing system that identifies the spectral signatures corresponding to physical objects in an area without supervision or prior knowledge. It will minimize subsequent ground processing for data exploitation and maps. In essence, ORASIS(TM) enables the on-board production of data products and results in a greater than tenfold data compression, relieving hyperspectral data bottlenecks of on-board data storage and transmission to the ground.

Formation of Petro Probe, Inc.
------------------------------

         The Company formed Petro Probe, Inc. to identify and develop potential hydrocarbon properties by utilizing Probe 1 imagery and the Company's hydrocarbon geologists and imagery processors. Petro Probe, Inc.'s strategy will entail flying over areas of interest that the Company may later take an equity interest in, as well as the sale of hyperspectral imagery and processing services for oil and gas properties owned by third party customers. A primary objective in evaluating a potential hydrocarbon resource project is to provide geologic mapping of outcrop lithology and surface structure. The Probe 1 instrument is an excellent tool to obtain this mapping. Probe 1 imagery can identify subtle features due to topographic offset, vegetation change and/or soil alteration that play a major role in forming hydrocarbon traps. Hyperspectral imagery can also aid in petroleum exploration by detecting surface indicators of potential petroleum reserves such as micro seepage.

         Petro Probe, Inc.'s goal is to develop the competitive advantages of Probe 1 resource mapping capability, combining this with conventional hydrocarbon exploration information and then applying newer value-added technology such as 3D seismic to identify and acquire equity positions in oil and gas properties. 3D seismic is the technology of measuring explosions to map subsurface geologic structures. From Petro Probe's inception in 2000 through March 31, 2001, Petro Probe, Inc. has acquired working interests in five oil and gas projects in the U.S. The first project acquired was the Louisiana West Scott Field Prospect, where an oil well has been drilled and logged based on data from Probe 1 as well as other exploration measurements. The property was acquired for $195,000. This well contributed $417,319 to revenue in fiscal 2001. Based on an independent analysis, the estimated reserves of this well are 17.31 billion cubic feet of gas and 17,000 barrels of oil as of March 31, 2001. Petro Probe Inc,'s interest in the discounted cashflows from this well are estimated at $1,767,000 based on oil and gas prices as of March 31, 2001.

         In fiscal 2002, four (4) more of Petro Probe, Inc.'s projects are anticipated to be drilled and if successful will begin production in fiscal 2002. In addition, Petro Probe, Inc.'s working interests offer them the right to participate in drilling additional wells within the five (5) oil and gas projects. Petro Probe Inc. will determine whether or not to participate in additional drilling efforts on a case by case basis.

         In addition, in fiscal 2000 Petro Probe, Inc. has surveyed targets for hydrocarbon exploration in the oil & gas basins of Greater Green River Basin, Wyoming, Paradox Basin, Utah and the Australian Basin and is proceeding to further evaluation.

         For a more detailed discussion of the Company's oil and gas operations, see note 3 to the Notes to Consolidated Financial Statements.

Formation of Geoprobe, Inc.
---------------------------

         The Company formed Geoprobe, Inc. to pursue remote sensing applications in the mineral exploration industry. Mineral deposits are part of larger geological systems that typically have mineralogical zonations that are mappable using Probe 1 imagery. In vegetated areas, the subtle effects that bedrock geology has on plants can be measured to identify hidden minerals. The Company's mapping agreement with Noranda, major mining company, expired in

2000. Thus, Geoprobe, Inc. will use the Company's remote sensing instruments to globally survey any areas that have promise for the location of minerals either for its own use or for third party customers.

Formation of Ecoprobe, Inc.
---------------------------
         The Company formed Ecoprobe, Inc. to pursue remote sensing applications in the environmental industry. The same indicators that can be used to find mineral deposits can also be used to monitor the environmental impact of active and past-producing mines, mills, smelters, refineries and pipelines. The Company has taken an industrial leadership role in working with U.S. government agencies such as the Environmental Protection Agency, the Bureau of Land Management and the Office of Surface Mining on setting up applications for commercial monitoring of industries, forest inventory and health issues, slope stability assessment and the spread of noxious weeds.

          Ecoprobe, Inc. undertook hyperspectral surveys and performed fieldwork in Florida for two vegetation-related projects. The primary goal is to evaluate the efficacy of hyperspectral remote sensing for identifying diseased citrus trees. Citrus canker is a serious threat to the Florida citrus industry. The second goal is to map the location of non-native invasive vegetation species that are threatening the ecological systems of the Florida Everglades. Analysis of the data for these projects is ongoing and the work will continue in fiscal 2002. Researchers from the University of Idaho are performing much of the data analysis for the Florida work. With their contributions, Ecoprobe, Inc. hopes to demonstrate the commercial applicability of hyperspectral remote sensing for the detection of diseased vegetation as well as the detection and monitoring of invasive weed species. Ecoprobe, Inc. expects that environmental problems caused by the spread of non-native noxious weeds such as loss of wildlife habitat, soil erosion, diminished water quality, loss of fish habitat, and reduced crop production will precipitate a commercial demand for the use of Probe hyperspectral data for both initial noxious weed detection and subsequent monitoring.

Formation of Terranet, Inc.
---------------------------
         The Company formed Terranet, Inc. as the Company's e-commerce content provider to globally market and distribute its airborne and satellite imagery over its internet and broadband imagery distribution system. This imagery can be sold repeatedly to multiple end users. In addition to selling the Company's own imagery, Terranet, Inc. will pursue the resale of imagery obtained from third parties. Terranet is preparing for a late-2001 launch of a portal design, multi-media imagery "supermarket" on the internet that will have the capability to individually customize data packages for customers. A proprietary software application service available on line will allow simple data acquisition and processing with a "pay as you go" billing system. Its domain name on the world wide web will be Earthmapsearch.com. Terranet, Inc. has engaged Hewlett-Packard to provide the business case consulting and system architecture design for Earthmapsearch.com. An agreement has also been signed with OnSat Network Communications of Salt Lake City, Utah to provide global broadband wireless internet connectivity for major Earthmapsearch.com users where required.

Fiscal 2001 Significant Projects
--------------------------------
         In fiscal 2001, the Company completed hyperspectral surveys for major mining companies in areas in North America and South America. These projects produced the majority of the Company's 2001 revenue. The imagery from these collections will be available for resale on Terranet, Inc's website two (2) years after the data collection.

            To date, gigabyte quantities of imagery have been collected by the Company. These data tapes are being processed and the imagery is being examined for the presence of mineral properties exhibiting the qualifications necessary to establish them for candidacy as "royalty properties" under the agreement with Noranda, a major mining company. A substantial backlog of collected imagery exists, and the evaluation process continues to move forward. As the Company continued to perform under its Noranda mapping contract in fiscal 2001, additional mapping assignments have come from new customers in emerging growth areas such as hydrocarbon exploration, environmental damage assessments, land use planning and noxious weed species detection. These additional imagery data collections continue to expand and improve the commercial applications of the Company's remote sensing library.

         Several proposals have been developed to partner with private industry, universities and state and Federal agencies to develop, package and deliver competitive advanced technology products and services. This approach provides solutions to critical environmental restoration and waste management problems, while furthering national business and technology goals.

         In the Canadian province of Nova Scotia, the Company surveyed for its own use several sites for potential mineral and hydrocarbon deposits. This region is where numerous quartz vein related gold and some copper have been discovered. There have been seven past producing gold properties in the Company's surveyed area as well as two past producing sandstone copper properties. In fiscal 2002, the Company will continue to review its collected imagery from this region for potential economic mineral and hydrocarbon deposits.

Business Segment Information
----------------------------

         Included in the attached financial statements is business segment information for the Company.

Employees
---------

         As of March 31, 2001 the Company had 16 full-time employees and consultants.

Available Information
---------------------

            The Securities and Exchange Commission maintains an internet site at HTTP://WWW.SEC.GOV that contains reports and financial information filed by the Company. The Company maintains an internet site at HTTP://WWW.EARTHSEARCH.COM that contains information about the Company's business, markets and technology.

ITEM 2.  PROPERTIES

         The Company leases its corporate headquarters and all of the furnishings from two officers of the Company. Its headquarters consist of approximately 6,400 square feet of office space in Kalispell, Montana. In addition, a wholly owned subsidiary leases office space in Alexandria, Virginia from an unrelated third party. The Company believes its offices are adequate to meet its needs for the foreseeable future.

         In addition, the Company owns working interests in five (5) oil and gas properties. See note 3 to the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         In November 2000, the Circuit Court of Baltimore County, Third Judicial Circuit of Maryland issued a ruling on certain matters. Among other things, the Court denied the Company's motion for summary judgment. In May 2000 against the Company by Applied Signal and Image Technologies, Inc. (ASIT). ASIT's complaint alleges that the Company has not paid ASIT 500,000 shares of the Company's stock, which it claims it is owed pursuant to a written contract between ASIT and the Company in which ASIT agreed to perform certain services for the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company for fiscal 1999 to the present.

                Name                Age                 Position
                ----                ---                 --------
           Larry F. Vance            66                 Chairman
           John W. Peel, III         55          Chief Executive Officer
           John J. Sciuto            58                 President
           Rory J. Stevens           43          Chief Financial Officer
           Tami J. Story             38            Secretary/Treasurer

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

          John J. Sciuto joined the company as President on May 1, 2001. Prior to joining the company, Mr. Sciuto served fourteen years with Comptek Research, a publicly traded defense electronics and information technology company. He joined Comptek in 1986 as a Junior Vice President. He assumed duties as President and Chief Operating Officer of Comptek Federal

Systems, Comptek Research" defense focused subsidiary in 1991. In 1996, Mr. Sciuto was installed as President and CEO of Comptek Research and was voted to the position of Chairman in 1997.

         Prior to joining Comptek, Mr. Sciuto was the Director at EW Systems with Engineering Research Associates of McLean, VA from 1983 to 1986. Mr. Sciuto also served 23 years with the United States Navy, rising through the enlisted, warrant officer and commissioned officer ranks, retiring with the rank of Lieutenant Commander in 1983.

         Mr. Sciuto holds a Bachelor of Applied Science Degree in Aviation Electronics from Troy State University and is a 1991 graduate of Stanford University's Senior Executive Institute for the Management of High Technology Companies.

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

                                     PART II
                                     -------

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

                             Quarter Ended              High         Low
                             -------------              ----         ---
                             June 30, 1999               .21         .19
                             September 30, 1999          .15         .13
                             December 31, 1999          1.32        1.25
                             March 31, 2000             1.81        1.70

                             June 30, 2000              1.72         .75
                             September 30, 2000          .97         .44
                             December 31, 2000           .67         .31
                             March 31, 2001              .50         .28

         (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2001 was approximately 1080. This does not include shareholders that hold stock in their accounts at brokers/dealers.

         (c) Dividends. Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

         (d) During the fiscal year ended March 31, 2001, the Company issued an aggregate of 27,665,405 unregistered shares of its common stock. The consideration of such issuances consisted of cash, services rendered, conversion of debentures, interests in mineral properties and exercise of stock options. All of these issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data for each of the last five fiscal years with respect to the Company and is qualified in its entirety by reference to the Company's audited financial statements and notes thereto. Space Technology Development Corporation (STDC) was acquired by the Company on December 21, 1999. The results of operations for 2001 and 2000 include the results of operation for STDC from December 22, 1999 to March 31, 2001.

                                                              As of or for the fiscal year ended
                                         2001              2000              1999              1998             1997
                                    ------------------------------------------------------------------------------------
Operating revenue                   $  2,678,986      $  1,526,446      $    881,006      $     55,000      $       --
Net loss                              (6,636,480)       (5,177,983)       (2,271,428)       (5,849,999)       (2,549,823)
Net loss per common share                  (0.05)            (0.03)            (0.03)            (0.08)            (0.04)
Total assets                          19,710,126        19,532,230         3,992,233         4,880,652         3,951,914
Long-term obligations                  5,253,135         4,515,118         6,594,080         5,767,961           873,462
Stockholders' equity  (deficit)        2,346,846         2,663,656        (3,998,137)       (3,005,765)       (2,960,610)
Cash dividends declared                     --                --                --                --                --

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Financial comparisons will be made between the fiscal years ended March 31, 2001 and 2000 and 1999.

Results of Operations
---------------------
         The Company recognized revenue of $2,678,986 in 2001 compared with $1,526,446 and $881,006 in 2000 and 1999, respectively. The increase in revenue in 2001 compared with 2000 is the beginning of revenue on oil and gas properties in 2001 of approximately $417,000 and a significant hyperspectral survey in Peru that resulted in approximately $860,000 in revenue in 2001. In 2001, costs of services provided was $1,777,437 compared with $1,796,412 and $767,570 in 2000 and 1999, respectively.

         Exploration costs in 2001 were $95,540 compared with $6,282 and $68,229 in 2000 and 1999, respectively. The increase in exploration costs from 2000 to 2001 is primarily a result of the Company's focus on utilization of the Probe for the Company's own exploration projects. General and administrative costs were $3,854,000 in 2001 compared with $2,397,484 and $1,417,514 in 2000 and
1999, respectively. The increase in 2001 and 2000 compared to 1999 is from an inclusion of $1,458,662 and $233,397 of STDC costs included in general and administrative costs in 2001 and 2000, respectively.

         During 2001, the Board of Directors approved the issuance of 8,587,000 shares against options as a performance based stock bonus. The issuance of these shares resulted in non-cash compensation expense of $2,926,781. In 2000, the Company recognized non-cash compensation expense of $1,608,001 for the vesting of options. Of this amount, $1,593,600 relates to performance options issued to officers of the Company in 1997. At the time these options were granted, the officer's salary was deferred and the Company's common stock price was approximately $0.48 These options allow the officers to purchase restricted shares in the Company at exercise prices ranging from $.50 per share to $2.50 per share, for up to 24 months after vesting. The vesting of these options is dependent on the Company's stock price reaching certain prices and maintaining that level for a specified number of days. In 2000, 3,000,000 of options met the performance criteria and resulted in the recording of $1,593,600 of compensation expense.

         Interest income in 2001 was $98,436 compared to $38,821 in 2000. The increase was due to $73,721 in interest from STDC in 2001 compared to $23,425 in 2000. In 2001, the Company recognized interest expense of $1,035,856 compared to $1,136,995 and $773,228 in 2000 and 1999, respectively. The decrease in interest expense over prior year is a result of the Company's conversion of convertible notes to equity in the 4th quarter of 2001. Other expense was $641 and $10,810 in 2000 and 1999, respectively.

         In 2001, the Company recorded minority interest in losses of consolidated subsidiaries of $290,336 compared to $202,565 in 2000. In 2000, ESSI Probe 1 LC, a consolidated subsidiary with a 50% minority interest took delivery of the second Probe instrument and started operations. ESSI Probe 1 LC minority interest loss in 2000 was $201,298. In 2001, ESSI Probe 1 LC completed its first full year of operations and incurred a minority loss of $270,252.

         The Company recognized a net loss of $6,636,480 in fiscal 2001 compare with a net loss of $5,177,983 and $2,271,428 in 2000 and 1999, respectively. The loss on a per share basis was $0.05, $0.05, and $0.03 in fiscal 2001, 2000, and 1999, respectively. Included in the loss in 2001 and 2000 is a loss of $1,822,434 and $879,250 or $0.13 and $.01 per share, respectively, from the operations of STDC.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its activities to date with a combination of cash flow from operations and the use of equity securities and promissory notes. Subsequent to March 31, 2001, the Company signed a definitive agreement with an investor for an equity line of up to $10,000,000 for one year with an extension option for a second year. The terms of the equity line are that the Company, after the effectiveness of a registration statement, at its option can sell its registered shares of common stock to the investor on a monthly basis. The maximum amount of funds that can be raised in any month is $1,500,000 limited by a calculation based on the average volume of the stock for the preceding month and the price of the stock. The stock will be sold at 88% of the average of the lowest five
(5) trading days over the ten (10) days of trading immediately proceeding the sale date.

         Net cash used in operating activities was $525,414 in 2001, resulting primarily from payment for salaries and services. Cash used in operating activities was $3,343,109 in 2000, resulting primarily from a net loss of $5,177,983, and payments for salaries, services and depreciation. Cash used in operations was $374,023 in 1999, resulting primarily from a net loss of $2,271,428, and payments for salaries, services and depreciation.

         Capital expenditures for March 31, 2001 were primarily for payments on airborne hyperspectral instruments and purchases of new computer equipment, purchases of working interests in mining properties, purchase of an airplane specially equipped for flying the Company's hyperspectral instruments and payments on a subsidiary's satellite hyperspectral instrument.

         At March 31, 2001 and 2000, the Company had cash of $367,902 and $6,119,562 and working deficit of $10,750,323 and $5,408,478, respectively.

         The Company does not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

         The Company believes that funds generated from its operations, together with future borrowings and the equity line will be adequate to meet the Company's anticipated cash needs during the immediate term.

         STDC will need to raise private industry funds of approximately $125,000,000 in order to complete, launch and operate the hyperspectral imaging satellite and instrument. The Company has engaged investment banker Houlihan, Lokey, Howard and Zukin to assist in this capital raise.

         There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, at such time or times as required by the Company.

         The total number of employees and consultants employed by the Company now numbers sixteen people.

Future Operations
-----------------

         The Company will focus on expanding its markets for remote sensing services by marketing its remote sensing imagery collection services and value added imagery processing. In addition, in the mineral and hydrocarbon resource exploration areas the Company will operate its remote sensing instruments for its own use and secure equity interests in promising properties identified from the remote sensing imagery. Further, collected imagery will be analyzed and processed to aid in the Company's decisions to take new or additional equity interests in prospective properties.

         The Company, through its subsidiary STDC, will continue to focus on raising capital to finish construction of NEMO in expectation of a launch in 2003. Further, the Company will continue to look for equity funding to develop additional instruments including handheld, as well as airborne spectrometers.

          The Company has entered into an agreement to use an Inertial Measurement Unit (IMU) provided by The Boeing Corporation. Use of the IMU will enable the Company to more accurately geoposition its Probe hyperspectral data and assist in the insertion of its data into a customer's Geographical Information System (GIS) database. In addition, collection of field spectra using the Company's field spectrometer provides customers both ground and airborne spectral information that can be incorporated into a customer's GIS to provide a custom, leading edge information product.

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

Additional Risk Factors That Could Affect Operating Results And Market Price Of
-------------------------------------------------------------------------------
Stock
-----

Risks Related to Our Industry

Competitive pressures may adversely affect our operating revenues. We have numerous competitors in the remote sensing services (airborne hyperspectral services) and natural resource development industries. Competition in the remote sensing industry comes from several primary sources. Our principal competitors in the natural resource development industry include traditional exploration companies using a variety of other technologies. Some of our competitors in both remote sensing and natural resource development have substantially greater financial and other resources than we do. Competitive pressures in either industry may materially adversely affect our operating revenues and in turn, our business and financial condition.

Factors that have an adverse impact on the natural resources or energy industry may adversely affect our results of operations. A substantial percentage of our gross profit and operating income is derived from our airborne hyperspectral services business segment. Our airborne hyperspectral operations are focused, in part, on discovering potential deposits of hydrocarbons and minerals. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the energy and natural commodities industries, including a possible decrease in the cost of energy or projected market growth that may not materialize or be sustainable. When these economic and other factors depress the price of energy, they tend to reduce the overall customer demand for natural resources development services, which decreases our operating income. Economic and other factors that might affect the energy industry may have an adverse impact on our results of operations.

We may need to expend significant capital to keep pace with technological developments in our industry. The remote sensing industry (as well as the computing industry instrumental in processing the raw data) is constantly undergoing development and change and it is likely that new technology, whether embodied in new equipment or techniques, will be introduced in the future. In order to keep pace with any new developments, we may need to expend significant capital to develop or purchase new equipment or to train our employees in the new techniques. The Company is pursuing financing to develop additional remote sensing instruments; however, we may not be able to raise sufficient funds and if we do so, there is no guaranty that the new instruments will out perform instruments used by our competitors.

We may incur significant expenses to comply with new or more stringent governmental regulation. The sale of our imagery is regulated by the Department of Commerce. Although the Company (through its acquisition of STDC) has acquired a Department of Commerce ("DOC") Remote Sensing License that permits the company to market globally hyperspectral and panchromatic imagery, there is no guaranty that the government will not impose restrictions on sales if the quality of our imagery increases with new technology that, for example, allows increased resolution. Because our license was the first issued DOC Remote Sensing License, we cannot anticipate how the DOC specifically will treat our license or how the airborne remote sensing industry will be regulated in the future.

Risks Related to Our Business

The loss of our key customers could have a material adverse effect on us. For the twelve months ended March 31, 2001, a significant survey in South American accounted for approximately 32% of our total revenue. We are pursuing contracts that produce revenues from the application of hyperspectral remote sensing technology. In the future, however, we may not receive significant contracts and our results of operations may be materially adversely affected.

We may not realize our anticipated return on capital commitments made to expand our capabilities. We purchased an aircraft, additional satellite and airborne hyperspectral instruments as well as oil and gas property rights. The aircraft and airborne hyperspectral instruments were purchased to increase our capacity to conduct airborne surveys. If we do not experience continued demand for our remote sensing services, we may incur significant expense without generating corresponding revenues. The oil and gas property rights were acquired in order to exploit suspected natural resources located within certain properties. If these properties do not contain sufficient natural resources to warrant exploitation, we may incur significant expenses without generating corresponding revenues.

In addition, from time to time, we expect to make significant capital expenditures to implement new processes and to increase both efficiency and capacity. Some of these projects may require additional training for our employees and not all projects may be implemented as anticipated. If any of these projects do not achieve the anticipated increase in efficiency or capacity, our returns on these capital expenditures may not be as expected.

We may need additional financing for acquisitions and capital expenditures and such financing may not be available on terms acceptable to us. A key element of our strategy has been, and continues to be, internal growth and growth through the acquisition of other companies engaged in commercial hyperspectral remote sensing. In order to grow internally, we may need to make significant capital expenditures and may need to obtain additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, our capital structure, the price of our stock and our existing financing arrangements. If additional funding sources are needed, we may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if we can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us.

Our NEMO Project may not be successful. The NEMO project, the Company's satellite-based hyperspectral instrument, is the cornerstone of STDC's strategic plan. The satellite is not yet in orbit. In the third quarter of 2000, the Company retained the investment-banking firm of Houlihan Lokey Howard & Zukin to raise funds to expand our hyperspectral services market and to satisfy our financial commitment to the NEMO project to enable completion and successful launch of the satellite. We cannot guaranty that sufficient financing will be raised. If sufficient funding is raised, we cannot guarantee that the satellite will be properly completed, launched and set into orbit. Although the satellite has an expected lifetime of five years, we cannot guarantee that the satellite will not be rendered inoperable sooner.

We expect that ESSI's future ownership of the NEMO Project may be diluted to a minority interest. The Company currently owns 100% of STDC, the Company responsible for developing and launching NEMO. Earthmap, a subsidiary of the Company, was formed to raise capital to fund the completion and launch of the NEMO sensor and satellite. Currently, the Company owns 100% of Earthmap. As capital is raised into Earthmap, the Company will contribute its assets, primarily STDC, to Earthmap. In order to raise the funds necessary to complete and launch NEMO, the Company's interest in Earthmap may be diluted to a minority interest.

The Company's database of spectral information may not be marketable or may not garner a price, which makes processing or analyzing the data economically reasonable. The Company has a substantial archive of Probe 1 hyperspectral imagery that was not gathered under contract with a client. We continue to gather hyperspectral imagery without having sold the rights to that data. The collection process requires variable as well as fixed expenditures that must be recouped though marketing the collected data. Although we do not carry the value of our existing Phase 1 hyperspectral archives as an asset on our balance sheet, the future success of the Company depends to some extent upon our ability to market this archived data.

Cancellations, reductions or delays in customer orders may adversely affect our results of operations. Our overall operating results are affected by many factors, including the timing of survey contracts from large clients and the timing of capital expenditures to increase our capacity for gathering data in anticipation of future sales of products and services. A [large] portion of our operating expenses are relatively fixed; [however, a significant portion of our expenses relating to airborne surveys are variable]. Because several of our operating divisions and subsidiaries are new businesses and have not obtained long-term commitments from our clients, we must anticipate the future demand for our services based upon our discussions with clients. Cancellations, reductions or delays in orders by a client or group of clients could have a material adverse effect on our business, financial condition and results of operations.

Our acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses. The Company views the STDC acquisition (and the NEMO project) as a means to achieving our stated goal of becoming a vertically integrated remote sensing services provider. The NEMO project may not be successfully integrated as an affiliate of the Company. Our ability to grow by acquisition is dependent upon, among other things, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could adversely affect our operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. We may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, satisfactorily integrate these acquired businesses.

The unavailability of skilled personnel may have an adverse effect on our operations.

From time to time, the Company or some of our operating divisions and subsidiaries may experience difficulties in attracting and retaining skilled personnel to process and interpret the substantial volume of imagery data that is already collected or is expected to be collected in the future. Our ability to operate successfully could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business.

Outlook
-------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 25, 2001, the Board of Directors of the Company dismissed the Company's current accountants, PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP served as the Company's auditor for the fiscal year ended March 31, 2000. The Board of Directors has appointed Grant Thornton LLP as the Company's auditor for the year ended March 31, 2001. Grant Thornton's office is located at 701 Pike Street Suite 1500 Seattle, Washington 98101.

         The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except for the inclusion in both reports of an explanatory paragraph regarding the Registrant's ability to continue as a going concern.

         In connection with its audits for the two most recent fiscal years and through May 25, 2001, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

         During the two most recent fiscal years and through May 25, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         The Registrant has requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 25, 2001, was filed as
Exhibit 16.1 to the Company's Form 8-K filed June 1, 2001.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2001 annual meeting of shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

         Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

Table below summarizes information on Executives and Directors compensation


                                                          SUMMARY COMPENSATION TABLE
                                                                                                  Long-Term Compensation
                                   Annual Compensation                       Awards                      Payouts
                        ------------------------------------------------------------------------------------------------------------
                                                                                  Securities
                                                     Other Annual                 underlying                             All other
  Name and Principal    Fiscal                       Compensation       Stock    Stock Option   options/SARS LTIP pay-  Compensation
       Position          Year   Salary($)  Bonus($)       ($)        Award(s)($)    Grants          (#)       outs($)       ($)
------------------------------ ------------------------------------------   ------------------    -------    --------      ------
Larry Vance/Chairman     2001    160,000      --          --          875,000(4)         --           -         -           --
(1)                      2000    160,000      --       157,500(2)        --        10,000,000         -         -           --
                         1999    160,000      --          --             --         9,000,000         -         -           --


John Peel/CEO (1)        2001    150,000      --          --          875,000(4)         --           -         -           --
                         2000    150,000      --          --             --        10,000,000         -         -           --
                         1999    150,000      --          --             --         7,500,000         -         -           --


Rory J. Stevens/CFO (1)  2001    125,000      --          --          218,750(4)         --           -         -           --
                         2000    125,000      --          --             --         2,500,000         -         -           --
                         1999       --        --          --             --         2,500,000         -         -           --

Tami J. Story/Secretary  2001     80,000      --          --          437,500(4)         --           -         -           --
and Treasurer            2000     80,000      --          --             --         5,000,000         -         -           --
                         1999     80,000    63,000(2)     --             --         5,300,000         -         -           --

(1) Prior to January 2000, the Chairman's and Secretary's salary and one half of the CEO's salary was deferred.

(2) In 1997, the Chairman and Secretary relinquished deferred salary in order to entice a third party to invest in the Company. As the investment didn't materialize, in fiscal 2000 the Company treated 1,500,000 ($0.105 exercise price) and 300,000 ($0.21 exercise price) of the Chairman's and Secretary/Treasurer's options, respectively, as paid in full to offset the deferred salary previously foregone.

(3) The CFO joined the Company in January 2000 and has been a director of the Company since 1994.

(4) In 2001, the Board of Directors approved the issuance of 6,875,000 restrictive shares to officers as a stock bonus. Outstanding officer options were reduced by 6,875,000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                    Number of securities         Value of Unexercised
                                                   underlying unexercised      In-the Money Options at
                  Shares Acquired     Value          options at FY-End                FY-End ($)
Name                on Exercise    Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------------------------------------------------------------  ---------------------------
Larry Vance      2,500,000        875,000               4,500,000/3,000,000(2)                 256,250/0
John Peel        2,500,000        875,000               4,500,000/3,000,000(2)                 256,250/0
Rory J. Stevens    625,000        218,750                 375,000/1,500,000(2)                  38,438/0
Tami Story       1,250,000        437,500                 750,000/3,000,000(2)                       0/0

(1) In 2001, the Board of Directors approved the issuance of 6,875,000 restrictive shares to officers as a stock bonus. Outstanding officer options were reduced by 6,875,000.

(2) Exercise prices range from $0.21 - $2.50 per share.

Employment Contracts
--------------------

         In October 28, 2000, the Company entered into a new employment agreement with Mr. Larry Vance. Pursuant to the agreement, the Company will pay Mr. Vance an annual salary of

$160,000. In the event of termination of Mr. Vance without cause or due to a change in control, the Company will pay Mr. Vance two years of annual salary. Mr Vance's options and vesting criteria are described above and in note 10 to the attached annual financial statements.

         On October 28, 2000, the Company entered into a new employment agreement with Dr. John Peel. Pursuant to the agreement, the Company will pay Dr. Peel an annual salary of $150,000. In the event of termination of Dr. Peel without cause or due to a change in control, the Company will pay Dr. Peel two years of annual salary. Dr Peel's options and vesting criteria are described above and in note 10 to the attached annual financial statements.

         On October 28, 2000, the Company entered into a new employment agreement with Mr. Rory Stevens. Pursuant to the agreement, the Company will pay Mr. Stevens an annual salary of $125,000. In the event of termination of Mr. Stevens without cause or due to a change in control, the Company will pay Mr. Stevens two years of annual salary. Mr. Stevens 's options and vesting criteria are described above and in note 10 to the attached annual financial statements.

         On October 28, 2000, the Company entered into a new employment agreement with Ms. Tami Story. Pursuant to the agreement, the Company will pay Ms. Story an annual salary of $80,000. In the event of termination of Ms. Story without cause or due to a change in control, the Company will pay Ms. Story two years of annual salary. Ms. Story 's options and vesting criteria are described above and in note 10 to the attached annual financial statements.

         On May 1, 2001, the Company entered into an employment agreement with Mr. John J. Sciuto. Pursuant to the agreement, the Company will pay Mr. Sciuto an annual salary of $300,000. Mr Sciuto can earn options in the Company and equity in a newly formed subsidiary as certain performance milestones are achieved. In the event Mr. Sciuto is terminated without cause or due to a change of control and he has successfully achieved certain milestones, then the Company will pay Mr. Sciuto a severance equal to one-half years salary if a minimum of $5,000,000 in equity has been raised into a newly formed subsidiary and two years salary if a minimum of $10,000,000 has been raised into a newly formed subsidiary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information regarding ownership of the Company's Common Stock as of June 15, 2001 by each person known by the company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

                                            Amount and nature
          Name and address of beneficial    of beneficial           Percent of
                      owner                 ownership(1)               class
        ---------------------------------------------------------- ------------
        Larry Vance                        15,465,003 (2)(3)             9.74%
        P.O. Box 763
        Lakeside, MT  59922

        John Peel                          7,146,500 (3)                 4.50%
        100 North Pitt Street, Suite 403
        Alexandria, VA  22314

        Rory J. Stevens                    1,025,000 (5)                 0.66%
        455 Orchard Ridge Road
        Kalispell, MT  59901

        Tami Story                         2,365,169 (4)                 1.53%
        P.O. Box 763
        Lakeside, MT  59901

        Accuprobe                          17,663,842                   11.46%
        42-07 30th Avenue
        Astoria, NY  11103

        Monte Meltzer                      11,280,667                    7.32%
        8531 W. Howell Rd
        Bethesda, Maryland  20817
        All directors and officers         26,001,672                   26.37%

---------------------------
(1) All shares are held directly with sole voting and investment power unless otherwise indicated.
(2) Includes 1,775,000 shares held by Universal Search Technology, a private company owned by Mr. Vance.
(3)      Includes 4,500,000 options, which are exercisable on March 31, 2001.
(4)      Includes 750,000 options, which are exercisable on March 31, 2001.
(5)      Includes 375,000 options, which are exercisable on March 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In fiscal 2001, the Company entered into a lease for its office in Kalispell, Montana. The lease is with two officers of the Company and is for a term of 5 years with minimum monthly payments of $6,400.

                                     PART IV
                                     -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)(1)   Financial Statements filed as part of this Report             Page in this Report

                  Report of Independent Accountants                                     F-1
                  Consolidated Balance Sheet at March 31, 2001 and 2000                 F-2
                  Consolidated Statement of Loss for the Years
                     Ended March 31, 2001, 2000 and 1999                                F-3
                  Consolidated Statement of Redeemable Common Stock
                     And Nonredeemable Shareholders' Equity (Deficit) for
                     the Years Ended March 31, 2001, 2000 and 1999                      F-4
                  Consolidated Statement of Cash Flows for the Years

                     Ended March 31, 2001, 2000 and 1999                                F-5
                  Notes to Consolidated Financial Statements                         F-6 - F-21

         (a)(2)   Financial Statement Schedules                                        None

         (a)(3)   Exhibits

         2.1 Agreement and Plan of Merger by and among Earth Search Sciences, Inc., ESS Acquisition Corp., Space Technology Development Corporation and the shareholders of Space Technology Development Corporation, dated December 21, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

         3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Forms 10-K for the fiscal years ended March 31, 1995 and March 31, 1996).

         3.2 Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrants' Form 10-K for the fiscal year ended March 31,
                  1995).

         4.1      See exhibits 3.1 and 3.2.

         10.1 Memorandum of Understanding between the Registrant and Applied Signal and Imaging Technology, Inc. dated May 27, 1996 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for fiscal year ended March 31, 1996).

         10.2 Contract of Sale and Leaseback dated June 10, 1997 between Registrant and Accuprobe, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

         10.3 Operating Agreement of ESSI Probe1 LC, dated June 3, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

         10.4 Hyperspectral Technology License Agreement between Earth Search Sciences, Inc. and Noranda Mining and Exploration, Inc. made as of December 16, 1997 (Incorporated by reference to the Registrant's for 8-K filed on February 6, 1998).

         10.5 Agreement between the Office of Naval Research and Space Technology Development Corporation Agreement for NAVY EARTHMAP OBSERVER (NEMO) dated December 10, 1997 (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

         10.6 Sales Contract between Science Applications International Corp. and Space Technology Development Corp. Dated: 30 March 1998, Contract No.: STDC-98-NEMO-0003 (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

         10.7 Sales Contract between Science Applications International Corp. and Space Technology Development Corp. Dated: 30 March 1998, Contract No.: STDC-98-NEMO-004 (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

         10.8 Sales Contract between Space Systems/Loral (SS/L) and Space Technology Development Corporation (STDC). Dated 21 January 1999, Contract Number:

                  STDC-98-NEMO-0001 (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for fiscal year ended March 31,
                  2000).

         10.9 Sales Contract between Litton Systems, Inc., Amecom Division (Litton Amecom) and Space Technology Development Corp. (STDC). Date 29 October 1998, Contract Number: STDC-98-NEMO-0009 (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

         10.10 Common Stock Purchase Agreement between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc. (ESSI). Dated May 23, 2001.

         10.11 Registration Rights Agreement between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc. (ESSI). Dated May 23, 2001.

         10.12 Common Stock Purchase Warrant A between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc. (ESSI). Dated May 23, 2001.

         10.13 Common Stock Purchase Warrant B between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc. (ESSI). Dated May 23, 2001.

         10.14 Larry F. Vance employment agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for fiscal quarter ended December 31, 2000).

         10.15 John W. Peel employment agreement (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for fiscal quarter ended December 31, 2000).

         10.16 Rory J. Stevens employment agreement (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for fiscal quarter ended December 31, 2000).

         10.17 Tami J. Story employment agreement (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for fiscal quarter ended December 31, 2000).

         10.18    John J. Sciuto employment agreement

         16.1 Letter re change in certifying accountant (Incorporated by reference to the Registrant's for 8-K filed on May 25, 2001).

         21.1.1   List of Subsidiaries (Incorporated by reference to Exhibit
                  21.1.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000)

         (b) The Registrant filed the Following Reports on Form 8-K during the quarter ended March 31, 2001:

                        Date of Report                        Item Reported
                        --------------                        -------------
                         May 25, 2001                                4

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EARTH SEARCH SCIENCES, INC.


                                                     By /s/ Larry F. Vance
                                                        ------------------------
                                                        Larry F. Vance
                                                        Chairman
                                                        Date: June 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                                  Title

/s/ Larry F Vance                   Chairman and Director
-------------------------
Larry F. Vance
Date: June 28, 2001

/s/ John W. Peel, III               Chief Executive Officer and Director
-------------------------
John W. Peel, III
Date: June 28, 2001

/s/ Rory J. Stevens                 Chief Financial Officer and Director
-------------------------
Rory J. Stevens
Date: June 28, 2001

/s/ Tami Story                      Corporate Secretary and Treasurer and
-------------------------           Director
Tami J. Story
Date: June 28, 2001

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Shareholders
Earth Search Sciences, Inc.

We have audited the accompanying balance sheet of Earth Search Sciences, Inc. and subsidiaries (the Company) as of March 31, 2001, and the related statements of loss, redeemable common stock and changes in nonredeemable shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences, Inc. as of March 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $6,636,480 during the year ended March 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $10,750,323. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP
Seattle, Washington
June 15, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Earth Search Sciences, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of loss, of redeemable common stock and changes in nonredeemable shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Earth Search Sciences, Inc. and its subsidiaries at March 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


PricewaterhouseCoopers LLP
Portland, Oregon
June 9, 2000

Earth Search Sciences, Inc.
Consolidated Balance Sheets
March 31, 2001 and 2000

-------------------------------------------------------------------------------------------------
                                                                       2001              2000
                                                                   ------------      ------------
Assets
Current assets:
    Cash                                                           $    367,902      $  6,119,562
    Accounts receivable                                                 900,531           433,709
    Other current assets                                                 73,408           369,973
                                                                   ------------      ------------
Total current assets                                                  1,341,841         6,923,244

Property and equipment, net                                          18,368,285        12,608,986
                                                                   ------------      ------------
Total assets                                                       $ 19,710,126      $ 19,532,230
                                                                   ============      ============
Liabilities and Shareholders' Equity
Current liabilities:
    Notes payable                                                  $    352,425      $  2,687,212
    Capital lease obligation                                          3,058,603         3,000,000
    Accounts payable                                                  7,216,731         5,984,602
    Accrued expenses                                                    107,422           302,946
    Accrued interest                                                    356,983           356,962
    Investor deposit                                                  1,000,000              --
                                                                   ------------      ------------
Total current liabilities                                            12,092,164        12,331,722

Long-term liabilities
    Shareholder loans                                                   825,844           459,844
    Deferred officers' compensation                                   2,178,195         2,037,846
    Minority interest                                                 2,249,096         2,017,428
                                                                   ------------      ------------
Total liabilities                                                    17,345,299        16,846,840

Commitments and contingencies                                              --                --
Redeemable common stock, $.001 par value                                 17,981            21,734
                                                                   ------------      ------------
Nonredeemable shareholders' equity:
    Series A preferred stock; 200,000 shares authorized,
     issued and outstanding; liquidation preference $1,000,000        1,000,000         1,000,000
    Common stock, $.001 par value; 200,000,000 shares
     authorized;154,090,616 and 126,402,044 shares,
     respectively, issued and outstanding                               154,091           126,402
    Additional paid-in capital                                       29,561,847        22,906,866
    Common stock subscribed                                                --             363,000
    Treasury stock                                                     (200,000)         (200,000)
    Accumulated deficit                                             (28,169,092)      (21,532,612)
                                                                   ------------      ------------
                                                                      2,346,846         2,663,656
                                                                   ------------      ------------
Total liabilities and shareholders' equity                         $ 19,710,126      $ 19,532,230
                                                                   ============      ============

   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Loss
For the Years Ended March 31, 2001, 2000 and 1999

------------------------------------------------------------------------------------------------------------
                                                               2001               2000              1999
                                                          -------------      -------------      ------------
Revenue                                                   $   2,678,986      $   1,526,446      $    881,006
Costs of revenue                                             (1,777,437)        (1,796,412)         (767,570)
                                                          -------------      -------------      ------------
Gross margin (deficit)                                          901,549           (269,966)          113,436
Expenses:

    Exploration                                                  95,540              6,282            68,229
    General and administrative expenses
      Other                                                   3,854,000          2,397,484         1,417,514

      Non-cash compensation expense                           2,941,405          1,608,001              --
                                                          -------------      -------------      ------------
                                                              6,890,945          4,011,767         1,485,743
                                                          -------------      -------------      ------------
Loss from operations                                         (5,989,396)        (4,281,733)       (1,372,307)
Other income (expense)

    Interest income                                              98,436             38,821              --
    Interest expense                                         (1,035,856)        (1,136,995)         (773,288)

    Other expense                                                  --                 (641)          (10,810)
                                                          -------------      -------------      ------------
Loss before minority interest                                (6,926,816)        (5,380,548)       (2,156,405)
Minority interest in losses of consolidated
subsidiaries                                                    290,336            202,565              --
                                                          -------------      -------------      ------------
Loss before extraordinary item                               (6,636,480)        (5,177,983)       (2,156,405)

Extraordinary item                                                 --                 --            (115,023)
                                                          -------------      -------------      ------------
Net loss                                                  $  (6,636,480)     $  (5,177,983)     $ (2,271,428)
                                                          =============      =============      ============
Shares applicable to basic and diluted loss per share       135,941,012        107,778,285        90,388,446
Basic and diluted loss per share                          $       (0.05)     $       (0.05)     $      (0.03)

   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows
For the Years Ended March 2001, 2000 and 1999

------------------------------------------------------------------------------------------------------
                                                            2001              2000             1999
                                                         -----------      -----------      -----------
Cash flows from operating activities:
  Net loss                                               $(6,636,480)     $(5,177,983)     $(2,271,428)
  Adjustments to reconcile net loss to net cash used
  in operating
  activities:
  Non cash compensation expense                            2,941,405        1,608,001             --
  Common stock issued for services and interest expense      568,347          743,224          462,549
  Common stock issued for Skywatch stock                        --               --            101,484
  Extraordinary items                                           --               --            115,023
  Loss attributed to minority interest                      (290,336)        (202,565)            --
  Depreciation, amortization and depletion                   576,350          356,364          279,212
  Amortization of lease discount                                --            485,622          484,968
  Allowance for doubtful accounts                            287,371           33,912             --
  Loss on sale of equipment                                     --               --             79,584
Changes in assets and liabilities
  Accounts receivable                                       (754,193)        (406,645)         (17,600)
  Other current assets                                       296,565         (266,577)         255,477
  Accounts payable and accrued expenses                    1,036,605         (829,394)        (137,720)
  Accrued interest                                           308,603          104,452          (45,491)
  Investor deposits                                        1,000,000         (121,986)            --
  Deferred officers compensation                             140,349          330,466          319,919
                                                         -----------      -----------      -----------
Net cash used in operating activities                       (525,414)      (3,343,109)        (374,023)
                                                         -----------      -----------      -----------
Cash flow from investing activities:
  Capital expenditures                                    (6,272,164)        (456,545)        (660,558)
  Net cash acquired from acquisition of STDC                    --            168,046             --
  Proceeds from sale of property and equipment                  --               --             58,346
                                                         -----------      -----------      -----------
Net cash used in investing activities                     (6,272,164)        (288,499)        (602,212)
                                                         -----------      -----------      -----------
Cash flows from financing activities:
  Proceeds from notes payable                                250,000        2,324,983          386,000
  Repayments on notes payable                                (25,000)         (10,593)         (24,955)
  Repayments on capital lease obligation                    (250,000)            --               --
  Proceeds from shareholder loans                            141,000          333,602          476,317
  Repayments on shareholder loans                               --           (312,883)        (208,085)
  Proceeds from sale of common stock                         407,914        6,785,426          242,000
  Proceeds from common stock subscribed                         --            363,000             --
  Proceeds from sale of common stock of subsidiaries         522,004          219,993             --
  Proceeds from sale of treasury stock                          --               --            110,000
                                                         -----------      -----------      -----------
Net cash provided by financing activities
                                                           1,045,918        9,703,528          981,277
                                                         -----------      -----------      -----------
Net (decrease) increase in cash                           (5,751,660)       6,071,920            5,042

Cash at beginning of period                                6,119,562           47,642           42,600
                                                         -----------      -----------      -----------
Cash at end of period                                    $   367,902      $ 6,119,562      $    47,642
                                                         ===========      ===========      ===========
Interest paid                                            $     4,818      $    22,798      $    61,363

   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Redeemable Common Stock and Changes in Nonredeemable Shareholders' Equity (Deficit)
March 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                       Redeemable
                                                                      Common Stock
                                                               ---------------------------           Perferred Stock
             Description                                           Shares        Amount           Shares         Amount
--------------------------------------------------             ------------   ------------     ------------   ------------
Balance at March 31, 1998                                         1,725,914    $    517,845         200,000   $  1,000,000

  Issuance of common stock for services rendered                       --              --              --             --
  Issuance of common stock for cash                                    --              --              --             --
  Issuance of common stock on behalf of Skywath Exploration
  for purchase of Skywatch Northern                                    --              --              --             --
  Issuance of common stock previously subscribed                       --              --              --             --
  Issuance of common stock in lieu of future lease payments            --              --              --             --
  Shares issued in conjunction with note for cash                      --              --              --             --
  Shares issued as incentive for new debt obligation                   --              --              --             --
  Issuance of shares in lieu of interest payment                       --              --              --             --
  Issuance of Shares as bonus                                          --              --              --             --
  Issuance of shares in exchange for minority owned shares
  of subsidiary                                                        --              --              --        2,646,667
  Redeemable shares received back into Treasury                  (1,000,000)       (400,000)           --             --
  Treasury Stock Sold                                                  --              --              --             --
Net Loss                                                               --              --              --             --
                                                               ------------    ------------    ------------   ------------
Balance at March 31, 1999                                           725,914         117,845         200,000      1,000,000
                                                               ------------    ------------    ------------   ------------


  Issuance of common stock for services rendered                       --              --              --             --
  Issuance of common stock for cash                                    --              --              --             --
  Issuance of stock subscription                                       --              --              --             --
  Issuance of shares in lieu of interest payment                       --              --              --             --
  Issuance of shares for loan conversions                              --              --              --             --
  Issuance of shares for acquisition of STDC                           --              --              --             --
  Issuance of shares for interests in oil and gas properties           --              --              --             --
  Shares no longer subject to redeemtion                           (591,754)        (96,111)           --             --
  Non cash compensation expense                                        --              --              --             --
Net Loss                                                               --              --              --             --
                                                               ------------    ------------    ------------   ------------
Balance at March 31, 2000                                           134,160          21,734         200,000      1,000,000
                                                               ------------    ------------    ------------   ------------

  Issuance of common stock for services rendered                       --              --              --             --
  Issuance of common stock for cash                                    --              --              --             --
  Issuance of shares for loan and interest conversions                 --              --              --             --
  Issuance of shares for interests in mineral properties               --              --              --             --
  Issuance of common stock for exercise of options                     --              --              --             --
  Non-cash compensation expense                                        --              --              --             --
  Shares no longer subject to redeemtion                            (23,167)         (3,753)           --             --
  Issuance of stock for bonus                                          --              --              --             --
Net Loss                                                               --              --              --             --
                                                               ------------    ------------    ------------   ------------
Balance at March 31, 2001                                           110,993    $     17,981    $    200,000   $  1,000,000
                                                               ============    ============    ============   ============

                                                                               Nonredeemable Shareholders' Equity

                                                                                              Additional       Common
                                                                      Common Stock             paid-in          Stock
                                                                  Shares         Amount        capital        Subscribed
                                                               ------------   ------------   ------------    ------------
Balance at March 31, 1998                                        84,792,576   $     84,792   $  9,827,644    $    165,000

  Issuance of common stock for services rendered                  3,104,414          3,104        272,197            --
  Issuance of common stock for cash                               1,924,166          1,924        204,076            --
  Issuance of common stock on behalf of Skywath Exploration
  for purchase of Skywatch Northern                                 465,000            465        101,019            --
  Issuance of common stock previously subscribed                  1,000,000          1,000        164,000        (165,000)
  Issuance of common stock in lieu of future lease payments         547,727            548        114,475            --
  Shares issued in conjunction with note for cash                   300,000            300         55,950            --
  Shares issued as incentive for new debt obligation              1,285,000          1,285        136,340            --
  Issuance of shares in lieu of interest payment                     70,817             71         10,552            --
  Issuance of Shares as bonus                                       275,000            275         18,475            --
  Issuance of shares in exchange for minority owned shares
  of subsidiary                                                       2,647        245,353           --              --
  Redeemable shares received back into Treasury                   1,000,000          1,000        399,000            --
  Treasury Stock Sold                                                  --             --          (90,000)           --
Net Loss                                                               --             --             --              --
                                                               ------------   ------------   ------------    ------------
Balance at March 31, 1999                                        97,411,367         97,411     11,459,081            --
                                                               ------------   ------------   ------------    ------------


  Issuance of common stock for services rendered                  3,344,687          3,345        466,129            --
  Issuance of common stock for cash                              17,708,175         17,708      6,767,718            --
  Issuance of stock subscription                                       --             --             --           363,000
  Issuance of shares in lieu of interest payment                   ,900,000          1,900        271,850            --
  Issuance of shares for loan conversions                           849,663            850         88,328            --
  Issuance of shares for acquisition of STDC                      4,000,000          4,000      1,924,203            --
  Issuance of shares for interests in oil and gas properties        596,398            596        226,036            --
  Shares no longer subject to redeemtion                            591,754            592         95,520            --
  Non cash compensation expense                                        --             --        1,608,001            --
Net Loss                                                               --             --             --              --
                                                               ------------   ------------   ------------    ------------
Balance at March 31, 2000                                       126,402,044        126,402     22,906,866         363,000
                                                               ------------   ------------   ------------    ------------

  Issuance of common stock for services rendered                    576,024            576        125,701            --
  Issuance of common stock for cash                               2,037,441          2,037        718,892        (363,000)
  Issuance of shares for loan and interest conversions           16,097,874         16,099      2,760,737            --
  Issuance of shares for interests in mineral properties            167,066            167         63,318            --
  Issuance of common stock for exercise of options                  200,000            200         49,785            --
  Non-cash compensation expense                                        --             --           14,624            --
  Shares no longer subject to redeemtion                             23,167             23          3,730            --
  Issuance of stock for bonus                                     8,587,000          8,587      2,918,194            --
Net Loss                                                               --             --             --              --
                                                               ------------   ------------   ------------    ------------
Balance at March 31, 2001                                       154,090,616   $    154,091   $ 29,561,847    $       --
                                                               ============   ============   ============    ============

                                                                Accumulated      Treasury
                                                                  Deficit         stock           Total
                                                               ------------    ------------    ------------
Balance at March 31, 1998                                      $(14,083,201)   $       --      $ (3,005,765)

  Issuance of common stock for services rendered                       --              --           275,301
  Issuance of common stock for cash                                    --              --           206,000
  Issuance of common stock on behalf of Skywath Exploration
  for purchase of Skywatch Northern                                    --              --           101,484
  Issuance of common stock previously subscribed                       --              --                 0
  Issuance of common stock in lieu of future lease payments            --              --           115,023
  Shares issued in conjunction with note for cash                      --              --            56,250
  Shares issued as incentive for new debt obligation                   --              --           137,625
  Issuance of shares in lieu of interest payment                       --              --            10,623
  Issuance of Shares as bonus                                          --              --            18,750
  Issuance of shares in exchange for minority owned shares
  of subsidiary                                                        --           248,000
  Redeemable shares received back into Treasury                        --          (400,000)           --
  Treasury Stock Sold                                                  --           200,000         110,000
Net Loss                                                         (2,271,428)           --        (2,271,428)
                                                               ------------    ------------    ------------
Balance at March 31, 1999                                       (16,354,629)       (200,000)     (3,998,137)
                                                               ------------    ------------    ------------


  Issuance of common stock for services rendered                       --              --           469,474
  Issuance of common stock for cash                                    --              --         6,785,426
  Issuance of stock subscription                                       --              --           363,000
  Issuance of shares in lieu of interest payment                       --              --           273,750
  Issuance of shares for loan conversions                              --              --            89,178
  Issuance of shares for acquisition of STDC                           --              --         1,928,203
  Issuance of shares for interests in oil and gas properties           --              --           226,632
  Shares no longer subject to redeemtion                               --              --            96,112
  Non cash compensation expense                                        --              --         1,608,001
Net Loss                                                       $ (5,177,983)           --        (5,177,983)
                                                               ------------    ------------    ------------
Balance at March 31, 2000                                       (21,532,612)       (200,000)      2,663,656
                                                               ------------    ------------    ------------

  Issuance of common stock for services rendered                       --              --           126,277
  Issuance of common stock for cash                                    --              --           357,929
  Issuance of shares for loan and interest conversions                 --              --         2,776,836
  Issuance of shares for interests in mineral properties               --              --            63,485
  Issuance of common stock for exercise of options                     --              --            49,985
  Non-cash compensation expense                                        --              --            14,624
  Shares no longer subject to redeemtion                               --              --             3,753
  Issuance of stock for bonus                                          --              --         2,926,781
Net Loss                                                       $ (6,636,480)           --        (6,636,480)
                                                               ------------    ------------    ------------
Balance at March 31, 2001                                      $(28,169,092)   $   (200,000)   $  2,346,846
                                                               ============    ============    ============

 The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

1.   Summary of Operations and Significant Accounting Policies

The business of Earth Search Sciences, Inc. ("the Company") is the collection of high value imagery of the earth's surface utilizing the Company's proprietary hyperspectral imaging sensors principally in North America and globally. This imagery is either sold to end users via contracts to collect the information, collected for the Company's own exploration purposes, or to be sold to third parties through its web based e-commerce site. The Company also performs a range of imagery processing services. Information collected by the sensor has applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and development, agricultural assessment and planning including weed species identification, land use planning, forestry monitoring and planning and defense surveillance.

The Company has five wholly owned subsidiaries: Quasar Resources, Inc. ("Quasar"), Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe Inc., and Space Technology Development Corporation ("STDC"). In addition, there are four majority owned consolidated subsidiaries: Earth Search Resources, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. As of March 31, 2001, Earth Search Resources, Inc., Skywatch Exploration, Inc., Geoprobe Inc., and Quasar Resources, Inc. are inactive. The 50% owned subsidiary ESSI Probe 1 LC was formed as a joint venture to own and operate hyperspectral instruments. Polyspectrum Imaging, Inc. was formed to develop design, engineer, explore feasibility of and construct additional airborne instruments.

The majority owned Petro Probe, Inc. was formed to identify and develop hydrocarbon properties by utilizing the Company's hyperspectral instruments, hydrocarbon geologists, and imagery processors. At March 31, 2001, Petro Probe, Inc. holds interest in five oil and gas projects.

In fiscal 2000, Terranet, Inc. was formed as the Company's internet based global information and imagery distribution system. The system will provide high value added data packages, tailored for end users that can be downloaded over the Company's high-speed delivery system. It is through the use of this high-speed delivery system that information can be provided to a wide customer base using high-speed broadband delivery of imagery and video. It is expected that in fiscal 2002 Terranet will start operations.

The Company entered into an Agreement and Plan of Merger ("Agreement") with STDC dated November 15, 1999. Under the Agreement, the Company exchanged 4,000,000 shares of its common stock and options to purchase an additional 4,000,000 shares of its common stock at exercise prices ranging from $0.50 to $5.00 per share for all of the shares of common stock of STDC. The merger was finalized as of December 21, 1999 and was accounted for under the purchase method of accounting at a cost of $1,928,203. The excess of the cost of STDC over the historical cost of STDC net assets is allocated to the value of a satellite included in construction in progress. STDC results of operations for the period December 22, 1999 through March 31, 2000 are included in the Company's results of operations for the year ended March 31, 2000. In fiscal 2001, a full year of STDC results of operations are consolidated with the Company.

STDC, in cooperation with the U.S. Navy and several commercial partners, is developing a remote-sensing instrument to be mounted on a satellite, Naval EarthMap Observer (NEMO), that will, after launch and deployment, provide imagery for applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

development, agricultural assessment and planning including weed species identification, land use planning, forestry monitoring and planning and defense surveillance markets throughout the world.

In fiscal 2001, the Company operated its hyperspectral sensors under contracts with third parties in several areas around the world. Contracts to operate the airborne hyperspectral sensors overseas for major mining companies with the objective of identifying potential mineral deposits contributed approximately $1,087,000 (see note 7) in revenue in 2001. Contracts to operate the airborne hyperspectral sensor in the U.S. as an ecological, agricultural, hydrocarbon, and fisheries application contributed approximately $81,000 to revenue in 2001. STDC's contract with the Office of Naval Research to design, build, and operate a hyperspectral sensor mounted on a satellite contributed approximately $1,094,000 to revenue in 2001. In fiscal 2001, projects with three clients and the revenue from the oil and gas property accounted for approximately 89% of total revenue.

GOING CONCERN
The Company is experiencing working capital deficiencies because it has incurred operating losses. The Company has operated with funds received from the sale of its common stock and the issuance of notes. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate operating revenues to sustain ongoing operations. The Company plans to increase the number of revenue producing services through the use of additional hyperspectral sensors and has entered into an agreement for an equity line (see note 11), which should allow the Company to continue as a going concern.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Earth Search Sciences, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. The Company's change of ownership in its subsidiaries as a result of the sale of its subsidiaries common stock is charged against additional paid-in capital in the Company's financial statements. The Company's financial statements reflect minority interests in subsidiaries for non-controlling interest held by third parties in Earth Search Resources, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc.

OIL AND GAS PROPERTIES
The Company uses the successful efforts method to account for its oil and gas properties. Under this method, it capitalizes costs incurred for property acquisition, exploration, and drilling related to its oil and gas properties. Once the project is completed, and, if oil or gas is located, costs capitalized to date on the specific project are amortized under the unit-of-production method as revenue is recognized. Capitalized costs for unsuccessful projects will be expensed when that determination is made. Costs capitalized on properties in fiscal 2001 were $320,262.

Based on the agreements for the working interests in oil and gas properties, the Company will proportionately share in future revenues as well as future operating and drilling costs.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of production method.

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

REVENUE RECOGNITION
The Company recognizes revenue and costs as services are rendered under contract for airborne hyperspectral services and imaging processing services.

STDC receives funds in the form of grants from the U.S. Navy to construct its satellite and to manage the NEMO program. The grants are considered cost-reimbursement instruments under Office of Management and Budget (OMB) circulars. As allowable government-reimbursable costs are incurred, STDC recognizes a proportionate share of revenue. Government funds received in excess of government-reimbursable costs are deferred until reimbursable costs are incurred.

RESEARCH AND DEVELOPMENT COSTS AND EXPLORATION COSTS
Research and development costs and exploration costs from using hyperspectral instruments to map areas of interest to the Company are expensed as incurred.

DEPRECIATION AND AMORTIZATION
The Company recognizes depreciation on its property and equipment using the straight-line method over estimated useful lives ranging from five years for computers and software, vehicles and equipment to ten years for hyperspectral sensors (Probe 1). The Probes included in construction in progress will be depreciated from the time they are placed into service. The ATM imagery database is fully depreciated. Satellite construction in progress represents only the Company's direct investment in the construction of the satellite and an allocation of the excess of the purchase price of STDC over the net book value of STDC assets. Upon successful launch and deployment of the satellite, the total costs incurred will be depreciated over a five year period, which is the expected life of the satellite.

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

NET LOSS PER COMMON SHARE
Net loss per common share has been computed based on the weighted average number of the Company's common shares outstanding. Common stock equivalents have not been considered in the diluted net loss per share calculation because their effect on net loss per share is anti-dilutive. Exercisable stock option and warrant shares outstanding as of March 31, 2001, 2000 and 1999 totaled 20,575,000, 32,850,000 and 14,750,000, respectively.

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

CHANGES IN CLASSIFICATION
Certain reclassifications have been made to the fiscal 2000 and 1999 financial statements to conform with the financial statement presentation for fiscal 2001. Such reclassifications had no effect on the Company's results of operations or shareholders' equity.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
The Company records financial instruments at cost, which approximates fair value, unless otherwise stated.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        Year ended March 31,
                                                                 2001           2000          1999
                                                              ----------     ----------     ---------
Non-cash financing and investing activities
  Notes payable and interest converted into common stock      $2,776,836     $   89,178     $    --
  Common stock issued in lieu of interest payments                  --          273,750          --
  Issuance of shares in exchange for minority interest in
subsidiary                                                          --             --         248,000
  Reduction of fixed assets for redeemable stock returned           --             --        (400,000)
  Redeemable shares received into Treasury                          --             --         400,000
  Issuance of common stock previously subscribed                    --             --         165,000
  Issuance of shares for mineral properties                       63,485        226,632          --
  Issuance of shares for acquisition of STDC                        --        1,928,203          --

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                March 31,
                                                         2001               2000
                                                     ------------      ------------
          Mineral properties (A)                     $  1,363,785      $    424,632
          ATM imagery database                            134,000           134,000
          Computers and software                          297,639           157,698
          Vehicles and equipment                        1,054,468           114,012
          Hyperspectral instruments (B)                 4,058,000         4,058,000
          Construction in progress (C)                 13,019,501         8,703,401
                                                     ------------      ------------
                                                       19,927,393        13,591,743
          Accumulated depreciation, amortization
             and depletion                             (1,559,108)         (982,757)
                                                     ------------      ------------
                                                     $ 18,368,285      $ 12,608,986
                                                     ============      ============

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

     (A) In fiscal 2000, the Company acquired working interests in three oil and gas properties. One property was acquired for $195,000 in cash. The other two properties were purchased by exchanging 596,398 shares of the Company's stock valued at $226,632. In fiscal 2001, the Company acquired working interests in two additional oil and gas properties for $555,406 in working capital and the issuance of 167,066 shares of its common stock value at $63,485.

         In fiscal 2001, one of the oil and gas properties with capitalized costs totaling approximately $250,000 began production and the Company recognized $417,319 in revenue from that property. Capitalized costs for that project amortized under the unit-of-production method were $34,633. Based on an outside engineering study, the current producing well has estimated reserves of 17.31 billion cubic feet of natural gas and 17,000 barrels of oil as of March 31, 2001. The Company's interest in the discounted net cash flows from this well is estimated to be $1,767,000 as of March 31, 2001 based on prices for natural gas and oil as of March 31, 2001.

         The estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, these estimates are expected to changes as future information becomes available.

         Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing well, equipment, and operating methods.

         The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

         In fiscal 2000, the Company purchased mineral leases in Nova Scotia with the intention of surveying the properties and exploring mineral exploration possibilities for its own purposes.

     (B) The Company entered into a sale-leaseback of a hyperspectral instrument in 1997. The instrument was sold for $2,500,000 and leased back under the following terms: 1) the Company will lease the instrument for $250,000 per year bearing interest at the prime rate plus 2% through June 2007; 2) at any time during the above lease period but no later than

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

         April 10, 2000, the Company can repurchase the instrument for $3,500,000 net of any lease payments; 3) at any time prior to the repurchase, the lessor may convert the remaining obligation into shares of the Companys subsidiary's common stock at a conversion rate of 40% of the stock's then fair market value. In the event the Company is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor; 4) the Company issued to lessor 1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additional 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and 5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. The Company recorded a capital lease obligation of $3,500,000 (net of a debt discount of $1,375,000) and $375,000 in shareholders' equity related to the shares of common stock and stock purchase warrants issued in conjunction with the above transaction.

         In fiscal 1999, 547,727 restricted shares of the Company's common stock was issued in lieu of the lease payment due on April 10, 1999, respectively. The Company recognized an extraordinary loss of $115,000 in 1999 from the debt extinguishment as a result of the settlement of the lease payments. As further consideration, the Company agreed to issue an additional 1,000,000 restricted shares of the Company's common stock to retire the warrant issued in conjunction with the sale-leaseback transaction discussed above. These subscribed shares were issued as of March 31, 1999.

         In fiscal 2001, the Company issued a promissory note for $250,000 for the third lease payment due on April 2001. This note was later converted to common stock per the terms of the note.

         The cost of the equipment under capital leases at March 31, 2001 and 2000 was $2,500,000 with related accumulated depreciation of $875,000 and $625,000 as of March 31, 2001 and 2000, respectively.

         As of March 31, 2001, the total amount of $3,058,603 is currently due as the Company anticipates repurchase of the instrument. The Company is pursuing the possibility of issuing subsidiary common stock to satisfy the obligation with the lessor.

         In fiscal 2000, the Company completed purchase and received its second hyperspectral instrument. The capitalized cost of the instrument was $1,558,000 with accumulated depreciation of $233,700 and $77,900 as of March 31, 2001 and 2000, respectively.

     (C) Included in construction in progress is $12,119,500 of costs and allocated purchase price related to the development of a remote sensing instrument and satellite. The satellite is scheduled for completion and launch in the third quarter of calendar year 2002. Upon launch and deployment of the satellite, the total capitalized costs will be depreciated over a five-year period, which is the expected life of the satellite.

4.   NOTES PAYABLE

     Notes payable consist of unsecured promissory notes with rights of conversion. The terms of these

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

     debt instruments are typically for an initial period of ninety days or one year and are renewable at maturity for one year. The notes bear interest at rates ranging from 10% to 12.5%. Holders of the notes have the right to convert the principal amount plus interest into restricted shares of the Company common stock, subject to the terms of the promissory notes.

     In fiscal 2001 and 2000, $2,776,836 and $89,178, respectively, of notes outstanding plus accrued interest were converted into common stock at the agreed upon conversion rates.

5.   SHAREHOLDER LOANS

     The Company has financed its operations in part by funds received from advances by shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2001 and 2000, interest accrued on such advances aggregated $294,332 and $226,347, respectively, and has been included in accrued interest in the accompanying consolidated balance sheet.

     Shareholder loans are reflected as a noncurrent liability in the accompanying consolidated financial statements due to: a) the undefined terms of repayments, b) the inability of the Company to repay the advances unless and until it achieves positive cash flow, and c) the possibility that the obligations will be satisfied through the issuance of shares of the Company's common stock. The Company does not anticipate repayment of the loans during the fiscal 2002.

6.   DEFERRED OFFICERS' COMPENSATION

     Deferred compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, Chief Executive Officer, President and Secretary). The Company recorded deferred officer compensation, accrued payroll taxes and accrued interest of $140,349, $425,104, and $744,134 during the fiscal years ended March 31, 2001, 2000 and 1999, respectively, and included these amounts in general and administrative expenses. The Company is accruing interest on the deferred compensation balances at a rate of 8.5%, compounded quarterly. The Company is making full salary payments to the Chairman, Chief Executive Officer, and Secretary as cashflow allows.

     The Company does not anticipate repayment of these amounts during fiscal 2002.

     In 1999, the employment agreement with the Company's former President was terminated. The approximately $157,000 due as a result of terminating this agreement was charged to expense in fiscal 1999 and paid in its entirety in fiscal 2000.

7.   BUSINESS SEGMENT INFORMATION

     The major activities of the Company and its subsidiaries are broken down into an Airborne Hyperspectral Services business segment, a Satellite Development business segment, Oil and Gas property business segment and an Other Industries business segment. While the Airborne Hyperspectral Services segment and Satellite Development segment will utilize remote sensing instruments to earn revenue from the sale of hyperspectral imagery, the Satellite Development segment will share responsibilities for tasking the satellite instrument with the Office of Navy Research and is not scheduled to begin operations until the fourth quarter of fiscal 2001. Currently, the Airborne Hyperspectral business segment revenue is primarily from one external customer, an

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

     international mining company. The Satellite Development business segment revenue is from a contract with the U.S. Navy. Transactions between the business segments are loans, interest, and management fees based on an allocation of incurred costs for general and administrative expenses. As the consolidated group is operating at a net loss position no income tax expense or benefit is provided. Prior to fiscal 2000, the Company's activities were focused in the Airborne Hyperspectral Services segment.

                                                           Business Segment Information for Fiscal Year 2001
                                         Airborne                                                     Adjustments
                                      Hyperspectral     Satellite     Oil and Gas        Other            and
                                         Services      Development     Properties      Industries     Eliminations      Combined
                                      ------------    ------------    ------------    ------------    ------------    ------------
Revenue                               $  1,167,741    $  1,093,926    $   417,319         --                --        $  2,678,986
                                      ============    ============    ============    ============    ============    ============
Operating Income (Loss)               $ (4,166,052)   $ (1,324,622)   $    39,064     $ (537,786)           --        $ (5,989,396)
                                      ============    ============    ============    ============    ============    ============
Interest income                             24,715          73,721           --             --              --              98,436
Interest expense                          (464,323)       (571,533)          --             --              --          (1,035,856)
Income from continuing operations
before income taxes and minority
interests                                     --              --             --             --              --          (6,926,816)
Identifiable assets at 3/31/2001      $  4,934,159    $ 13,091,253    $ 1,570,357     $  114,357            --        $ 19,710,126
                                      ============    ============    ============    ============    ============    ============
Total Assets at 3/31/2001                     --              --             --             --              --        $ 19,710,126
                                                                                                                      ============
Depreciation and amortization for
the period ending 3/31/2001           $    538,419    $      1,575    $    34,633     $    1,723            --        $    576,350
                                      ============    ============    ============    ============    ============    ============
Capital expenditures for the period
ending 3/31/2001                      $  1,624,647    $  3,666,100    $   939,153     $  105,750            --        $  6,335,650
                                      ============    ============    ============    ============    ============    ============

                                                           Business Segment Information for Fiscal Year 2000
                                         Airborne                                                     Adjustments
                                      Hyperspectral     Satellite     Oil and Gas        Other            and
                                         Services      Development     Properties      Industries     Eliminations      Combined
                                      ------------    ------------    ------------    ------------    ------------    ------------
Revenue                               $    863,655    $    662,791            --              --              --      $  1,526,446
                                      ============    ============    ============    ============    ============    ============
Operating Loss                        $ (2,933,764)   $   (740,392)   $   (143,843)   $   (372,938)   $    (90,796)   $ (4,281,733)
                                      ============    ============    ============    ============    ============    ============
Interest income                             15,396          23,425            --              --              --            38,821

Interest expense                        (1,066,149)       (161,642)           --              --            90,796      (1,136,995)

Other expense                                 (641)           --              --              --              --              (641)
Income from continuing operations
before income taxes and minority
interests                                     --              --              --              --              --        (5,380,548)
Identifiable assets at 3/31/2000      $  7,235,839    $ 11,825,838    $    452,142    $     18,411            --      $ 19,532,230
                                      ============    ============    ============    ============    ============    ============
Total Assets at 3/31/2000                     --              --              --              --              --      $ 19,532,230
                                                                                                                      ============
Depreciation and amortization for
the period ending 3/31/3000           $    355,502            --              --      $        862            --      $    356,364
                                      ============    ============    ============    ============    ============    ============
Capital expenditures for the period
ending 3/31/2000                      $    253,084    $  2,595,677    $    421,632    $      8,616            --      $  3,279,009
                                      ============    ============    ============    ============    ============    ============

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

8.   QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                              Fiscal 2001
                                        First           Second           Third           Fourth
                                   ----------------------------------------------------------------
Revenue                            $     463,014    $     259,863    $   1,159,048    $     797,061

Gross margin (deficit)                  (518,350)         (66,035)         650,450          835,484

Loss before minority interest         (1,507,523)      (1,296,457)      (3,570,273)        (552,563)
Net loss                           $  (1,435,247)   $  (1,225,342)   $  (3,505,087)   $    (470,804)
Shares applicable to basic and
diluted loss per share               128,179,335      130,112,623      134,509,211      146,471,805
Basic and diluted loss per share   $       (0.01)   $       (0.01)   $       (0.03)   $       (0.00)

                                                              Fiscal 2000
                                        First           Second           Third           Fourth
                                   ----------------------------------------------------------------
Revenue                            $     101,784    $     238,317    $      79,678    $   1,106,667

Gross margin (deficit)                    27,741           12,964          (62,247)        (248,424)

Loss before minority interest           (347,460)        (726,078)      (1,293,270)      (3,013,740)
Net loss                           $    (548,830)   $    (726,078)   $  (1,293,270)   $  (2,609,805)
Shares applicable to basic and
diluted loss per share                98,327,779       98,610,500      104,354,564      117,972,227
Basic and diluted loss per share   $       (0.01)   $       (0.01)   $       (0.01)   $       (0.02)

9.   INCOME TAXES

     The Company recorded no provision for income taxes in fiscal 2001, 2000 and 1999 due to the operating losses incurred from inception to date.

     The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                            March 31,
                                                      2001            2000
                                                 -------------    ------------
       Net operating loss carryforwards          $   9,169,227    $  6,035,665
       Other net deferred tax assets                 1,326,707       1,849,148
                                                 -------------    ------------
       Gross deferred tax assets                    10,495,934       7,884,813
       Deferred tax assets valuation allowance     (10,495,934)     (7,884,813)
                                                 --------------   -------------
                                                 $           -    $          -
                                                 =============    ============

     The deferred tax asset has been fully reserved because the Company cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

     The benefit for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                                                Year ended March 31,
                                                       2001             2000             1999
                                                   -----------      -----------      -----------
         Income tax benefits at statutory rate     $ 2,654,593      $ 2,058,593      $   908,571
         Decrease in benefit resulting from:
         Permanent differences and other               (43,472)         103,830          (11,378)
         Increase in valuation allowance            (2,611,121)      (2,162,423)        (897,193)
                                                   -----------      -----------      -----------
                                                   $     --         $     --         $     --
                                                   ===========      ===========      ===========

     The Company has net tax operating loss carryforwards at March 31, 2001 of approximately $22,923,068. Such carry forwards may be used to offset taxable income, if any, in future years through their expiration in 2002-2021. Future expiration of tax loss carryforwards, if not utilized, are as follows: 2002, $47,625; 2003, $104,696; 2004, $176,084; 2005,
     $225,957; and 2006, $143,645; and thereafter, $22,225,061. The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the Company's ownership as defined by section 382 of the Internal Revenue Code, which may occur in the future. Such limitations could result in the expiration of a part of the loss carryforwards before their utilization.

10.  OFFICER AND DIRECTOR STOCK OPTIONS

     In August 1997, the Board of Directors granted performance based options to the Company's Chairman, President and Chief Executive Officer to each purchase 5,000,000 shares of the Company's restricted stock at exercise prices ranging from $0.50 per share to $2.50 per share and to the Company's Secretary to purchase 1,000,000 shares of the Company's restricted stock at an exercise price of $0.50 per share. All of these performance based stock options are exercisable for a period of 24 months from the date of vesting. The options will be deemed vested for each individual if that individual is employed by the Company on the first date on which the closing market price of the Company's common stock equals or exceeds the price per share performance targets for 30 consecutive days. The specific vesting criteria for these options are described below:

     When and if the closing market price of common stock equals or exceeds each of the following prices $0.50, $1.00, $1.50, $2.00 and $2.50 per share for 30 consecutive days, each of the three individuals shall become fully vested with an option to purchase 1,000,000 shares of common stock for each milestone at a price equal to the milestone price of $0.50, $1.00, $1.50, $2.00 and $2.50 per share, exercisable for a period of 24 months from the date of vesting.

     During 2001, the Board of Directors approved performance based bonuses in the form of options to the officers of the Company. These bonus clauses provide for immediate vesting of stock options at certain points in time dependent on the Company raising predetermined amounts of capital. The specific vesting criteria for these options are described below:

         15% of all options shall become vested and paid in full when the Company is successful in obtaining a commitment from a strategic partner, financial institution, reputable investment banker or other source in raising capital sufficient to fund the NEMO program; 20% vested and paid in full when successful in raising gross capital of at least $6,000,000; 20% vested and paid

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

         in full when successful in raising gross capital of at least $30,000,000; 20% vested and paid in full when successful in raising gross capital of at least $100,000,000; and 15% vested and paid in full in the event the NEMO program is successfully funded.

     In fiscal 2000, the Company's common stock maintained a price that resulted in the vesting of the above options with the $1.00 exercise price. As a result of the vesting of these options, the Company recognized non-cash compensation expense of $1,593,600 in fiscal 2000. As of March 31, 2001, no additional options were vested.

     During fiscal 2000, the Board of Directors issued options to a new employee to purchase 650,000 shares of the Company's common stock with an exercise price below fair value. In fiscal 2001 and 2000, the Company recognized $14,624 and $14,401, respectively, of non-cash compensation expense related to these options.

     During fiscal 2001, the Board of Directors approved the issuance of 8,587,000 shares against options as a stock bonus. The Company reduced options outstanding by 8,587,000 and recorded compensation expense of $2,926,781.

     The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. This statement allows companies to choose whether to account for stock-based compensation under the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") or to use a fair value method described in FAS 123. The Company continues to follow the provisions of APB 25. No compensation cost has been recognized on the Company's stock option grants except as described above, as the options include an exercise price equal to or exceeding the fair value on the date of grant.

     The Company has determined that the pro forma effects of applying FAS 123 would increase the net loss in 2001 and 2000 by approximately $986,000 and $1,044,000, respectively, and would have had an immaterial effect on the results of operation in 1999. The fair value was determined using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                         Fiscal      Fiscal     Fiscal
                                          2001        2000       1999
                                        -------     -------    -------
         Risk-free interest rate          5.59%       5.63%      5.62%
         Expected dividend yield           --          --         --
         Expected lives                   2.54        4.78       4.23
         Expected volatility            131.20%     127.97%     82.50%

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

     The following table summarizes the employee stock option transactions described above.

                                      Shares
                                      under      Weighted-average
                                      option      exercise price
                                    -----------      --------
         Balance, March 31,1998      34,800,000      $   0.78
            Options granted           6,200,000          1.23
            Options cancelled       (10,500,000)         0.83
            Options exercised              --         --
                                    -----------      --------
         Balance, March 31,1999      30,500,000          0.90
            Options granted           5,650,000          0.20
            Options cancelled              --         --
            Options exercised        (1,800,000)         0.12
                                    -----------      --------
         Balance, March 31,2000      34,350,000          0.83
            Options granted           4,750,000          0.49
            Options cancelled        (4,500,000)         0.46
            Options exercised        (8,787,000)         0.27
                                    -----------      --------
         Balance, March 31,2001      25,813,000      $   1.01
                                    ===========      ========

     The weighted average per share fair value of options granted during fiscal year 2001, 2000 and 1999 was $0.31, $0.11 and $0.11, respectively.

     In fiscal 2000, the Company exchanged 4,000,000 shares of its common stock and options to purchase an additional 4,000,000 shares of its common stock, at exercise prices ranging from $0.50 to $5.00 per share, for all of the shares of common stock of STDC.

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

     The following table summarizes information about employee stock options and the options issued as part of the acquisition of STDC outstanding at March 31, 2001.

                                                    Options Outstanding
                           -----------------------------------------------------------------------
                                                          Weighted
                                                          average
           Exercise                Number                remaining                 Number
            Price               Outstanding           contractual life          exercisable
     --------------------- -----------------------  ---------------------  -----------------------
                                                          (Years)
                0.07                 150,000                   1.67                  150,000

                0.14                 487,500                   3.50                  237,500
                                   5,375,000                   4.69                5,375,000
                0.21

                                   1,500,000                   1.59                1,500,000
                0.30
                                   6,350,000                   1.71                3,412,500
                0.50
                                     250,000                   2.76                  250,000
                0.75

                                     113,000                   2.16                  113,000
                0.84

                                   3,537,500                   1.75                3,537,500
                1.00
                                   3,550,000                   1.65                  500,000
                1.50
                                   4,250,000                   1.97                1,250,000
                2.00
                                   3,000,000                   1.33                        -
                2.50
                3.00                 750,000                   3.50                  750,000
                4.00                 250,000                   3.50                  250,000
                5.00                 250,000                   3.50                  250,000
                          ------------------                              ------------------
                                  29,813,000                                      17,575,500
                          ==================                              ==================

11.  REDEEMABLE COMMON STOCK AND NONREDEEMABLE SHAREHOLDER'S EQUITY

     REDEEMABLE COMMON STOCK
     Included in redeemable common stock are amounts related to a potential rescission offer related to certain shares sold in the state of Idaho (see note 12). During fiscal 2001 and 2000, 23,167 and 591,754 shares of redeemable stock were sold by the original investors and thus reclassified as common stock and additional paid in capital.

     PREFERRED STOCK
     During the year ended March 31, 1998, the Company issued 200,000 shares of its Series A preferred stock: 100,000 of these shares were issued as a result of the conversion of a note payable. Each share of the Company's Series A preferred stock is convertible into five shares of the Company's common stock. The preferred stock has liquidation preference in the amount of $5.00 per share or $1,000,000. The preferred stock is redeemable by the Company and has no voting rights. In addition, the recipient of the preferred stock was granted warrants as discussed below to purchase an additional 1,000,000 shares of the Company's common stock. As such, 2,000,000 shares of the Company's common stock have been reserved for issuance upon the conversion of the Series A preferred stock and exercise of the warrants.

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

     COMMON STOCK
     During the fiscal years ended March 31, 2001 and 2000, the Company issued 16,097,874 and 849,663 shares of common stock, respectively, to satisfy $2,334,787 and $75,500, respectively, of principal and $442,049 and $13,678, respectively, of interest relating to convertible notes payable.

     COMMON STOCK SUBSCRIBED
     In fiscal 2000, the Company received $363,000 for purchases of common stock. The shares were issued during the year ended March 31, 2001.

     TREASURY STOCK
     In fiscal 1999, the Company received into treasury 1,000,000 shares of redeemable common stock previously issued to a vendor as payment for a hyperspectral instrument contract that was subsequently cancelled. The Company subsequently reissued 500,000 of these shares to a third party during fiscal 1999.

     STOCK WARRANTS
     During fiscal 1998, warrants to purchase 4,000,000 shares of the Company's common stock were granted, with exercise prices ranging from $1.30 to $2.00 per share. These warrants were issued to investors of the Company and expire 3-5 years after issuance. In fiscal 2001, 1,000,000 of these warrants expired.

     PRIVATE PLACEMENT OF EARTH SEARCH RESOURCES, INC. COMMON STOCK
     During fiscal 1998, Earth Search Resources, Inc., a wholly owned subsidiary of the Company, issued 2,494,000 shares of its common stock at $0.50 per share. In fiscal 1999, the Company exchanged 2,646,667 shares of its own common stock for Earth Search Resources, Inc.'s stock not previously owned. This transaction reduced minority interest by $248,000 in 1999.

     PRIVATE PLACEMENT OF TERRANET, INC. COMMON STOCK
     In fiscal 2000, Terranet, Inc., a wholly owned subsidiary of the Company, issued 62,965 shares of its common stock at approximately $3.00 per share. This transaction increased minority interest by $189,493.

     PRIVATE PLACEMENT OF PETRO PROBE, INC. COMMON STOCK
     In fiscal 2001 and 2000, Petro Probe, Inc., a wholly owned subsidiary of the Company, issued 22,332 and 10,166 shares, respectively, of its common stock at approximately $3.00 per share. This transaction increased minority interest by $67,000 and $30,500, respectively.

     PRIVATE PLACEMENT OF ECO PROBE, INC. COMMON STOCK
     In fiscal 2001, Eco Probe, Inc., a wholly owned subsidiary of the Company, issued 151,667 shares of its common stock at approximately $3.00 per share. This transaction increased minority interest by $455,004.

     In fiscal 2001, warrants to purchase 100,000 shares of either Petro Probe or Terranet at $3.00 per share for two years and 100,000 shares of either Petro Probe or Terranet at $5.00 per share for five years were issued to a consultant of the Company.

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

     EQUITY LINE
     Subsequent to March 31, 2001, the Company signed a definitive agreement with an investor for an equity line of up to $10,000,000 for one year with an extension option for another year. The terms of the equity line are that the Company, after the effectiveness of a registration statement, at its option can sell its registered common shares to the investor on a monthly basis. The maximum amount of funds that can be raised in any month is $1,500,000 limited by a calculation based on the average volume of the stock for the preceding month and the price of the stock. In conjunction with the equity line, the Company issued warrants to the investor to purchase 1,500,000 shares of the Company's common stock for 5 years at a price equal to the lesser of 95% of an average stock price after the definitive documents were signed or 95% of the market price at the date of effectiveness of the registration statement. Additional warrants up to 1,500,000 will be issued pro rata as the equity line is used. The price of these additional warrants will be based on the market price immediately following sale to the investor.

12.  COMMITMENTS AND CONTINGENCIES

     CONTRACTUAL COMMITMENTS
     The Company has outstanding purchase orders, commitments, and contracts with future milestone payments totaling $2,350,000

     OPERATING RENT
     Future minimum rental payments and sublease rental income under non-cancelable leases with initial terms in excess of one year are as follows at March 31, 2001:

           Year ending            Total       Sublease Rental
             March 31          Commitments         Income          Net Rent
         ----------------- ------------------ ---------------- ----------------
         ----------------- ------------------ ---------------- ----------------
         2002                   $    181,050     $   (24,006)      $   157,044
         2003                        172,619         (24,006)          148,613
         2004                         92,813          (2,001)           90,812
         2005                         77,256            -               77,256
         Thereafter                   25,600            -               25,600
                                ------------     -----------       -----------
                                $    549,338     $   (50,013)      $   499,325
                                ============     ===========       ===========

     Rental expense for office space is included in operations for the fiscal years ended March 31, 2001, 2000 and 1999 and is $132,529, $30,341, and
     $19,200, respectively. In fiscal 2001, the Company entered into a lease for its office in Kalispell, Montana. The lease is with two officers of the Company and is for a term of 5 years with minimum monthly payments of $6,400.

     LITIGATION
     In fiscal 1997, the Company settled its lawsuit with the Idaho Department of Finance. As a result of the settlement, the Company agreed to proceed with a rescission offer to certain Idaho residents who invested in the Company at the $0.16 to $0.18 per share at which they originally purchased the Company's common stock. In fiscal 2001 and 2000, 23,167 and 591,754 shares of the Company's common stock subject to rescission were sold by such Idaho investors. In conjunction with the rescission settlement, $17,981 and $21,734, related to 110,993 and 134,160 shares of common stock, respectively, have been recorded in redeemable common stock as of March 31, 2001 and 2000.

Earth Search Sciences, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000
--------------------------------------------------------------------------------

     In November 2000, a lawsuit was filed against the Company by a vendor. The vendor alleges that the Company has not paid them 500,000 shares of the Company's stock, which it is owed pursuant to a written contract between the vendor and the Company in which the vendor agreed to perform certain services for the Company in return for cash and the Company's common stock. The relief sought by the vendor in the lawsuit includes significant compensatory and punitive damages; however, the Company believes that it will be able to settle the lawsuit for less than the relief sought. The Company has recorded a contingency loss accrual of $185,000. It is management's opinion that the loss accrual is their best estimate of the potential liability and associated legal costs of the dispute.

13.  RELATED PARTY TRANSACTIONS

     During fiscal 1998, the Company entered into various agreements with an international mining company. The agreements executed between the Company and the mining company provide, under certain restrictions, an exclusive license to use Probe 1 for commercial mining purposes. The agreements have a three-year term, with an automatic three-year renewal unless the agreements are terminated by either party at the end of the initial three-year period. In December 2000 the agreement was terminated and the Company is reviewing its options under their agreement. Under the terms of the agreements, the Company was guaranteed minimum services work of $750,000 in year one, $2,000,000 in year two, $3,000,000 in year three, and $3,000,000 in each subsequent year. The Company has not recorded the difference between committed revenue under the agreement and actual revenue. In year one, the Company earned $810,000 in revenue with direct costs of $652,000 on missions flown under this contract. In year 2, the Company earned $511,000 in revenue with direct costs of $331,000 on missions flown under this contract. In year 3 the Company earned $631,000 in revenue with direct costs of $397,824 under this contract. Furthermore, the agreement grants the Company net smelter royalties ranging from 1.5 percent to 2.5 percent of revenues on properties subsequently owned or optioned by the mining company. 200,000 shares of the Company's Series A preferred stock were issued to the mining company and an affiliate for consideration equal to $1,000,000; furthermore, the mining company and affiliate were granted warrants to purchase 1,000,000 shares of the Company's common stock at a price of $2.00 per share.

14.  SIGNIFICANT RISKS AND UNCERTAINTIES

     The STDC agreement with the Office of Naval Research to develop and deploy NEMO requires STDC to raise additional industry funds of approximately $125,000,000 to complete the project. There can be no assurances that STDC will be able to raise funds necessary to complete the project.