Form 10-Q
period 2001-06-30
EARTH SEARCH SCIENCES INC
filed 2001-08-13
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2001
                           Commission File No. 0-19566

                           EARTH SEARCH SCIENCES, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

            UTAH                                             87-0437723
            ----                                             ----------
(State or other Jurisdiction of                           (IRS Employer ID)
Incorporation or Organization)


                  1729 MONTANA HIGHWAY 35, KALISPELL, MT 59901
                  --------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:           (406) 751-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2001, covered by this report: 154,201,609 shares. The registrant has only one class of common stock.
================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE
                                                                          ----
           Consolidated Balance Sheets as of June 30, 2001,
             (unaudited) and March 31, 2001.                                3

           Consolidated Statements of Loss for the Three
             Months Ended June 30, 2001 and 2000 (unaudited).               4

           Consolidated Statements of Cash Flows for the Three
             Months Ended June 30, 2001 and 2000 (unaudited).               5

           Selected Notes to Consolidated Financial Statements.            6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8-9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                   9

                                     PART II
                                     -------

                           OTHER INFORMATION REQUIRED
                           --------------------------

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

Earth Search Sciences, Inc.
Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                               June 30, 2001       March 31,
                                                (unaudited)          2001
                                               ------------      ------------
Assets
Current assets:
    Cash                                       $    937,235      $    367,902
    Accounts receivable                           1,789,707           900,531
    Other current assets                            199,044            73,408
                                               ------------      ------------
Total current assets                              2,925,986         1,341,841

Property and equipment, net                      18,031,568        18,368,285
                                               ------------      ------------
Total assets                                   $ 20,957,554      $ 19,710,126
                                               ============      ============

Liabilities and Shareholders' Equity
Current liabilities:
    Notes payable                              $    352,425      $    352,425
    Capital lease obligation                      3,127,353         3,058,603
    Accounts payable                              7,970,592         7,216,731
    Accrued expenses                                190,243           107,422
    Accrued interest                                394,553           356,983
    Investor deposit                              1,000,000         1,000,000
                                               ------------      ------------
Total current liabilities                        13,035,166        12,092,164

Long-term liabilities
    Shareholder loans                             2,294,844           825,844
    Deferred officers' compensation               2,209,743         2,178,195
    Minority interest                             2,134,837         2,249,096
                                               ------------      ------------
Total liabilities                                19,674,590        17,345,299

Commitments and contingencies                          --                --

Redeemable common stock, $.001 par value;
  110,993 shares outstanding                         17,981            17,981

Nonredeemable shareholders' equity
Series A preferred stock; 200,000 shares
 authorized, issued and outstanding at
 June 30 and March 31, 2001                       1,000,000         1,000,000
Common stock, $.001 par value;
 200,000,000 shares authorized;
 154,090,616 shares at June 30 and
 March 31, 2001 issued and outstanding              154,091           154,091
Additional paid-in capital                       29,565,504        29,561,847
Treasury stock                                     (200,000)         (200,000)
Accumulated deficit                             (29,254,612)      (28,169,092)
                                               ------------      ------------

                                                  1,264,983         2,346,846
                                               ------------      ------------
Total liabilities and shareholders' equity     $ 20,957,554      $ 19,710,126
                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Loss (unaudited)
--------------------------------------------------------------------------------
                                                     For the Three Months
                                                        Ended June 30,
                                              --------------------------------
                                                   2001              2000
                                              -------------      -------------

Revenue                                       $   1,522,069      $     463,014

Costs of revenue                                 (1,875,926)          (981,364)
                                              -------------      -------------
Gross deficit                                      (353,857)          (518,350)

    General and administrative expenses             704,070            902,934
                                              -------------      -------------
                                                    704,070            902,934

Loss from operations                             (1,057,927)        (1,421,284)

Other income (expense):
 Interest income                                      1,744             49,334
 Interest expense                                  (143,596)          (135,573)
                                              -------------      -------------
Loss before minority interest                    (1,199,779)        (1,507,523)
Minority interest in losses of consolidated

 subsidiaries                                       114,259             72,276
                                              -------------      -------------

Net loss                                      $  (1,085,520)     $  (1,435,247)
                                              =============      =============
Shares applicable to basic and diluted
  loss per share                                154,201,609        128,179,335
Basic and diluted loss per share              $       (0.01)     $       (0.01)

   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                    For the Three Months
                                                       Ended June 30,
                                                   2001             2000
                                               -----------      -----------
Cash flows from operating activities:
   Net loss                                    $(1,085,520)     $(1,435,247)
Adjustments to reconcile net loss to net
    cash used in operating activities:
  Common stock issued for services and
      interest expense                                --             21,354
  Non-cash compensation expense                      3,657            3,656
  Loss attributed to minority interest            (114,259)         (72,276)
  Depreciation, amortization and depletion          70,019          135,340
  Write-off of capitalized costs on oil
      and gas properties                           466,522             --
  Interest on lease obligation                      68,750             --
Changes in assets and liabilities:
  Accounts receivable                             (889,176)        (148,089)
  Other current assets                            (125,636)          95,274
  Accounts payable and accrued expenses            836,682         (115,587)
  Accrued interest                                  37,570           48,767
  Unearned revenue                                    --             49,985
  Deferred officers compensation                    31,548           24,769
                                               -----------      -----------
Net cash used in operating activities             (699,843)      (1,392,054)
                                               -----------      -----------
Cash flows from investing activities:
   Capital expenditures                           (199,824)      (1,463,140)
                                               -----------      -----------
Net cash used in investing activities             (199,824)      (1,463,140)
                                               -----------      -----------

Cash flows from financing activities:
  Repayment of notes payable                          --            (25,000)
  Proceeds from shareholder loans                1,469,000             --
  Issuance of common stock for cash                   --            407,913
  Proceeds from subsidiary stock sales                --             51,000
                                               -----------      -----------
Net cash provided by financing activities        1,469,000          433,913
                                               -----------      -----------

Net increase (decrease) in cash                    569,333       (2,421,281)
Cash at beginning of period                        367,902        6,119,562
                                               -----------      -----------
Cash at end of period                          $   937,235      $ 3,698,281
                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2001 (unaudited)

1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Earth Search Sciences, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2002. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-K of the Company for its fiscal year ended March 31, 2001.

2. GOING CONCERN

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have previously been issued. The statement is required to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The initial application of SFAS 142 will have no impact on the Company's financial statements.

4. MINERAL PROPERTIES

In the first quarter of fiscal 2002, the Company incurred additional expenditures on existing working interests in oil and gas properties of $147,162. Also in the first quarter of 2002, the Company wrote-off $466,522 of previously capitalized costs on two oil and gas drillings that were determined to be uneconomical wells. Based on the agreements for the Company's oil and gas working interests, the Company will proportionately share in future revenues as well as future exploration, drilling and operating costs. For new drillings on existing properties, the Company will have the right but not the obligation to participate in new drilling efforts. On a case by case basis the Company will determine whether or not to participate in these new drilling efforts.

5. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

             Business Segment Information for First Quarter of 2002

                                       Airborne                                                  Adjustments
                                    Hyperspectral    Satellite      Oil and Gas    Terranet &        and
                                       Services     Development     Properties      Skywatch    Eliminations     Combined
                                    -------------  -------------  -------------  -------------  -------------  -------------
Revenue                             $      36,156  $   1,370,419  $     115,494  $           -  $           -  $   1,522,069
                                    =============  =============  =============  =============  =============  =============
Operating Loss                      $    (411,781) $     (85,081) $    (448,904) $    (112,161) $           -  $  (1,057,927)
                                    =============  =============  =============  =============  =============  =============
Interest income                     $         593  $       1,151  $           -  $           -  $           -  $       1,744
Interest expense                         (143,569)             -              -              -              -       (143,596)
Income from continuing operations
  before income taxes and minority
  interests                                     -              -              -              -              -     (1,199,779)
Identifiable assets at 6/30/2001    $   5,723,479  $  14,054,585  $   1,115,587  $     113,903  $     (50,000) $  20,957,554
                                    =============  =============  =============  =============  =============  =============
Total Assets at 6/30/2001                       -              -              -              -              -  $  20,957,554
                                                                                                               =============
Depreciation, amortization and
  depletion for the period ending
  6/30/2001                         $      56,803  $           -  $      12,785  $         431  $           -  $      70,019
                                    =============  =============  =============  =============  =============  =============
Capital expenditures for the period
  ending 6/30/2001                  $       5,495  $      47,167  $     147,162  $           -  $           -  $     199,824
                                    =============  =============  =============  =============  =============  =============


             Business Segment Information for First Quarter of 2001

                                       Airborne                                                  Adjustments
                                    Hyperspectral    Satellite     Oil and Gas    Terranet &         and         Combined
                                       Services     Development     Properties     Skywatch     Eliminations
                                    -------------  -------------  -------------  -------------  -------------  -------------
Revenue                             $      30,000  $     433,014  $           -  $           -  $           -  $     463,014
                                    =============  =============  =============  =============  =============  =============
Operating Loss                      $    (569,345) $    (671,261) $           -  $    (180,678) $           -  $  (1,421,284)
                                    =============  =============  =============  =============  =============  =============
Interest income                     $      20,892  $       8,442  $           -  $           -  $           -  $      49,334
Interest expense                         (134,023)        (1,550)             -              -              -       (135,573)
Income from continuing operations
  before income taxes and minority
  interests                                     -              -              -              -              -     (1,507,523)
Identifiable assets at 6/30/2000    $   6,072,500  $  11,845,814  $     621,512  $      15,223  $           -  $  18,555,049
                                    =============  =============  =============  =============  =============  =============
Total Assets at 6/30/2000                       -              -              -              -              -  $  18,555,049
                                                                                                               =============
Depreciation, amortization and
  depletion for the period
  ending 6/30/2000                  $     134,478  $           -  $           -  $         862  $           -  $     135,340
                                    =============  =============  =============  =============  =============  =============
Capital expenditures for the
  period ending 6/30/2000           $     500,000  $     908,255  $      54,885  $           -  $           -  $   1,463,140
                                    =============  =============  =============  =============  =============  =============

6.         NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 154,201,609 and 128,179,335 for the three months ended June 30, 2001 and 2000, respectively. At June 30, 2001 and 2000, 17,575,500 and
28,850,000 stock options were exercisable, respectively. Because of the net loss for the three months ended June 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Included in the financial statements of the Company is Space Technology Development Corporation (STDC), which was acquired on December 21, 1999.

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

The NEMO agreement with the U.S. Navy's Office of Naval Research obligates the government to provide approximately $64 million in funding, of which approximately $60 million has already been spent. STDC is required to raise approximately $125 million, the balance of funds needed to complete the satellite and launch it, as well as to establish the commercial business to sell products based on the imagery the satellite will collect. Work on the satellite is proceeding as the Company and STDC raise funds to meet the industry commitment.

In the Airborne Hyperspectral Services business segment in the first quarter of 2002, the Company projects were environmental related contracts. During the quarter, the Company performed maintenance on its instruments and added enhancements that will improve its capabilities and future revenues potential.

In the Oil and Gas Properties business segment in the first quarter of 2002, the Company continued with its strategic plan of investing in projects that explore and develop oil and gas.

The Company recognized revenue of $1,522,069 in the first quarter of 2002 compared with $463,014 in the first quarter of 2001. Included in the first quarter of 2002 is $115,494 in revenue from Oil and Gas Properties and revenue of $1,370,419 from STDC. Included in the three months ended June 30, 2000 is $433,014 in revenue from STDC.

The Company recognized cost of revenue of $1,875,926 in the three months ended June 30, 2001 compared with $981,364 for the three months ended June 30, 2000. Included in the three months ended June 30, 2001 and 2000 is STDC cost of sales of $1,370,419 and $952,438, respectively. Included in cost of sales in the first quarter of 2002 is $466,522 of previously capitalized costs on two oil and gas drillings that were determined to be uneconomical wells.

General and administrative expenses for the three months ended June 30, 2001 were $704,070 compared with $902,934 for the three months ended June 30, 2000.

Interest income for the three months ended June 30, 2001 was $1,744 compared to $49,334 for the same period in 2000 due to significantly lower average cash balances in the first quarter of 2002 compared to the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash increased in the first quarter of 2002 due to proceeds from new loans less capital expenditures and operating losses. Capital expenditures in 2002 were primarily expenditures for the Company's satellite program and additional expenditures on oil and gas properties.

Net cash used in operating activities was $699,843 for the three months ended June 30, 2001, resulting primarily from a net loss of $1,085,520 net of certain non-cash expenses. Net cash used in operating activities was $1,392,054 for the three months ended June 30, 2000, resulting primarily from a net loss of $1,435,247 net of certain non-cash expenses.

In the three months ended June 30, 2001, the Company had proceeds from new loans of $1,469,000.

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

FUTURE OPERATIONS
-----------------

In the future, the Company intends to continue with its efforts in the environmental market and oil and gas business segment as well as to pursue sales of hyperspectral services, including surveying and processing, to third parties in the mineral, hydrocarbon, forestry and environmental areas. In addition, the Company intends to continue to perform remote sensing surveys for its own use with applications in mineral and hydrocarbon exploration as well as hyperspectral validation surveys that will assist the Company in future marketing activities.

The Companys subsidiary office in Washington, D.C. will focus on executing the NEMO project and marketing to governmental agencies. The Company believes U.S. Governmental agencies, especially the Department of Agriculture and The Department of Defense, have enormous interest in utilizing hyperspectral technologies and specifically the Company's airborne hyperspectral sensor and process capabilities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Not applicable

                                     PART II

                           OTHER INFORMATION REQUIRED
                           --------------------------


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

                                          EARTH SEARCH SCIENCES, INC.



Date: August 13, 2001                     /s/ Rory J. Stevens
                                          -------------------------------
                                          Rory J. Stevens
                                          Chief Financial Officer