Form 10-Q
period 2001-09-30
EARTH SEARCH SCIENCES INC
filed 2001-11-14
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2001
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes [X]   No [_]

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2001, covered by this report: 154,951,949 shares. The registrant has only one class of common stock.
================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE
                                                                           ----
           Consolidated Balance Sheets as of September 30, 2001,
             (unaudited) and March 31, 2001.                                 3

           Consolidated Statements of Loss for the Three and Six
             Months Ended September 30, 2001 and 2000 (unaudited).           4

           Consolidated Statements of Cash Flows for the Six
             Months Ended September 30, 2001 and 2000 (unaudited).           5

           Selected Notes to Consolidated Financial Statements.             6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9-11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                   11

                                     PART II
                                     -------

                           OTHER INFORMATION REQUIRED
                           --------------------------

Item 1.    Legal Proceedings                                                12
Item 2.    Changes in Securities                                            12
Item 3.    Defaults Upon Senior Securities                                  12
Item 4.    Submission of Matters of a Vote of Security Holders              12
Item 5.    Other information                                                12
Item 6.    Exhibits and Reports on Form 8-K                                 12

Earth Search Sciences, Inc.
Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                 September 30,
                                                     2001           March 31,
                                                 (unaudited)          2001
                                                --------------   --------------
Assets
Current assets:
    Cash                                        $      226,100   $      367,902
    Accounts receivable                                878,507          900,531
    Other current assets                               181,956           73,408
                                                --------------   --------------
Total current assets                                 1,286,563        1,341,841

Property and equipment, net                         18,743,561       18,368,285
                                                --------------   --------------
Total assets                                    $   20,030,124   $   19,710,126
                                                ==============   ==============

Liabilities and Shareholders' Equity
Current liabilities:
    Notes payable                               $      352,425   $      352,425
    Capital lease obligation                         3,182,033        3,058,603
    Accounts payable                                 7,606,142        7,216,731
    Accrued expenses                                   231,349          107,422
    Accrued interest                                   423,839          356,983
    Investor deposit                                 1,000,000        1,000,000
                                                --------------   --------------
Total current liabilities                           12,795,788       12,092,164

Long-term liabilities
    Shareholder loans                                2,282,668          825,844
    Deferred officers' compensation                  2,411,987        2,178,195
    Minority interest                                2,058,869        2,249,096
                                                --------------   --------------
Total liabilities                                   19,549,312       17,345,299

Commitments and contingencies                                -                -

Redeemable common stock, $.001 par value;
  110,993 shares outstanding                            17,981           17,981
Nonredeemable shareholders' equity
 Series A preferred stock; 200,000 shares
  authorized, issued and outstanding at
  September 30 and March 31, 2001                    1,000,000        1,000,000
 Common stock, 200,000,000 shares authorized;
  155,040,956 and 154,090,616 shares at
  September 30 and March 31, 2001,
  respectively, issued and outstanding                 155,041          154,091
 Additional paid-in capital                         29,838,710       29,561,847
 Treasury stock                                       (200,000)        (200,000)
 Accumulated deficit                               (30,330,920)     (28,169,092)
                                                --------------   --------------
                                                       462,831        2,346,846
                                                --------------   --------------
Total liabilities and shareholders' equity      $   20,030,124   $   19,710,126
                                                ==============   ==============

   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Loss (unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                     For the Three Months               For the Six Months
                                                      Ended September 30,               Ended September 30,
                                                -------------------------------   -------------------------------
                                                     2001             2000             2001             2000
                                                --------------   --------------   --------------   --------------

Revenue                                         $      977,679   $      259,863   $    2,499,748   $      722,877
Costs of revenue                                      (863,412)        (325,898)      (2,739,338)      (1,307,262)
                                                --------------   --------------   --------------   --------------
Gross profit (deficit)                                 114,267          (66,035)        (239,590)        (584,385)
Expenses
    General and administrative
       expenses                                      1,075,713        1,000,672        1,779,783        1,903,606
                                                --------------   --------------   --------------   --------------
                                                     1,075,713        1,000,672        1,779,783        1,903,606
Loss from operations                                  (961,446)      (1,066,707)      (2,019,373)      (2,487,991)
Other income (expense)

 Interest income                                         2,431           28,446            4,175           77,780
 Interest expense                                     (193,261)        (258,196)        (336,857)        (393,769)
                                                --------------   --------------   --------------   --------------
Loss before minority interest                       (1,152,276)      (1,296,457)      (2,352,055)      (2,803,980)
Minority interest in losses of
  consolidated subsidiaries                             75,968           71,115          190,227          143,391
                                                --------------   --------------   --------------   --------------
Net loss                                        $   (1,076,308)  $   (1,225,342)  $   (2,161,828)  $   (2,660,589)
                                                ==============   ==============   ==============   ==============
Shares applicable to basic and                     154,219,439      130,112,623      154,205,735      128,920,483
diluted loss per share
Basic and diluted loss per share                $        (0.01)  $        (0.01)  $        (0.01)  $        (0.02)

   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)

------------------------------------------------------------------------------------------------
                                                                       For the Six Months
                                                                       Ended September 30,
                                                                 -------------------------------
                                                                      2001             2000
                                                                 --------------   --------------
Cash flows from operating activities:
   Net loss                                                      $   (2,161,828)  $   (2,660,589)
Adjustments to reconcile net loss to net cash
    used in operating activities:
   Common stock issued for services and interest expense                 27,814           61,270
   Loss attributed to minority interest                                (190,227)        (143,391)
   Depreciation, amortization and depletion                             220,437          268,957
   Write-off of capitalized costs on oil and gas properties             466,522                -
   Interest on lease obligation                                         123,430                -
Changes in assets and liabilities:
   Accounts receivable                                                   22,024          218,702
   Other current assets                                               (108,548)                -
   Accounts payable and accrued expenses                                513,338          185,994
   Accrued interest                                                      66,856          247,983
   Unearned revenue                                                           -          200,000
   Deferred officers' compensation                                      233,792           55,892
                                                                 --------------   --------------
Net cash used in operating activities                                  (786,390)      (1,565,182)
                                                                 --------------   --------------
Cash flows from investing activities:
   Capital expenditures                                                (812,236)      (2,624,212)
                                                                 --------------   --------------
Net cash used in investing activities                                  (812,236)      (2,624,212)
                                                                 --------------   --------------

Cash flows from financing activities:
   Repayment of notes payable                                           (12,176)         (25,000)
   Proceeds from shareholder loans                                    1,469,000                -
   Issuance of common stock for cash                                          -          407,913
   Proceeds from subsidiary stock sales                                       -          289,001
                                                                 --------------   --------------
Net cash provided by financing activities                             1,456,824          671,914
                                                                 --------------   --------------


Net decrease in cash                                                   (141,802)      (3,517,480)
Cash at beginning of period                                             367,902        6,119,562
                                                                 --------------   --------------
Cash at end of period                                            $      226,100   $    2,602,082
                                                                 ==============   ==============
Noncash investing and financing activities:
  Capital asset acquired with common stock                       $      250,000   $       63,485
                                                                 ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2001 (unaudited)

1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Earth Search Sciences, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-K of the Company for its fiscal year ended March 31, 2001.

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

4. MINERAL PROPERTIES

In the second quarter of fiscal 2002, the Company incurred additional expenditures on existing working interests in oil and gas properties of $410,001, of which $250,000 was paid by the issuance of Company common stock. In the first quarter of fiscal 2002, the Company incurred additional expenditures on existing working interests in oil and gas properties of $147,162 and wrote-off $466,522 of previously capitalized costs on two oil and gas drillings that were determined to be uneconomical wells. Based on the agreements for the Company's oil and gas working interests, the Company will proportionately share in future revenues as well as future exploration, drilling and operating costs. For new drillings on existing properties, the Company will have the right but not the obligation to participate in new drilling efforts. On a case by case basis the Company will determine whether or not to participate in these new drilling efforts.

5. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

       Business Segment Information Year to Date as of September 30, 2001

                                 Airborne                                                   Adjustments
                               Hyperspectral    Satellite     Oil and Gas    Terranet &        and
                                 Services      Development     Properties     Skywatch     Eliminations     Combined
                               ------------   ------------   ------------   ------------   ------------   ------------

Revenue                        $    167,156   $  2,115,413   $    217,179   $          -   $          -   $  2,499,748
                               ============   ============   ============   ============   ============   ============
Operating Loss                 $   (445,314)  $   (881,312)  $   (448,383)  $   (244,364)  $          -   $ (2,019,373)
                               ============   ============   ============   ============   ============   ============
Interest income                $      2,055   $      2,120   $          -   $          -   $          -   $      4,175
Interest expense                    (72,030)      (264,827)             -              -              -       (336,857)
Income from continuing
  operations before
  income taxes and
  minority interests                      -              -              -              -              -     (2,352,055)
Identifiable assets
  at 9/30/2001                 $  4,927,419   $ 13,501,475   $  1,489,222   $    112,008   $          -   $ 20,030,124
                               ============   ============   ============   ============   ============   ============
Total Assets at 9/30/2001                 -              -              -              -              -   $ 20,030,124
                                                                                                          ============
Depreciation, amortization
  and depletion for the
  period ended 9/30/2001       $    194,250   $          -   $     25,325   $        862   $          -   $    220,437
                               ============   ============   ============   ============   ============   ============
Capital expenditures for
  the period ended 9/30/2001   $     36,597   $    468,476   $    557,163   $          -   $          -   $  1,062,236
                               ============   ============   ============   ============   ============   ============

       Business Segment Information Year to Date as of September 30, 2000

                                 Airborne                                                   Adjustments
                               Hyperspectral    Satellite     Oil and Gas    Terranet &        and
                                 Services      Development     Properties     Skywatch     Eliminations     Combined
                               ------------   ------------   ------------   ------------   ------------   ------------
Revenue                        $    289,863   $    433,014   $          -   $          -   $          -   $    722,877
                               ============   ============   ============   ============   ============   ============
Operating Loss                 $ (1,244,284)  $   (850,196)  $   (140,570)  $   (252,941)  $          -   $ (2,487,991)
                               ============   ============   ============   ============   ============   ============
Interest income                $     24,272   $     53,508   $          -   $          -   $          -   $     77,780
Interest expense                   (101,438)      (292,331)             -              -              -       (393,769)
Income from continuing
  operations before
  income taxes and
  minority interests                      -              -              -              -              -     (2,803,980)
Identifiable assets
  at 9/30/2000                 $  5,670,539   $ 11,847,655   $    689,416   $      7,178   $          -   $ 18,214,788
                               ============   ============   ============   ============   ============   ============
Total Assets at 9/30/2000                 -              -              -              -              -   $ 18,214,788
                                                                                                          ============
Depreciation, amortization
  and depletion for the
  period ended 9/30/2000       $    267,234   $          -   $          -   $      1,723   $          -   $    268,957
                               ============   ============   ============   ============   ============   ============
Capital expenditures for
  the period ended 9/30/2000   $  1,536,739   $    836,199   $    251,274   $          -   $          -   $  2,624,212
                               ============   ============   ============   ============   ============   ============

           Business Segment Information for Second Quarter Fiscal 2002

                                 Airborne                                                   Adjustments
                               Hyperspectral    Satellite     Oil and Gas    Terranet &        and
                                 Services      Development     Properties     Skywatch     Eliminations     Combined
                               ------------   ------------   ------------   ------------   ------------   ------------
Revenue                        $    131,000   $    744,994   $    101,685   $          -   $          -   $    977,679
                               ============   ============   ============   ============   ============   ============
Operating Loss                 $    (33,533)  $   (796,231)  $        521   $   (132,203)  $          -   $   (961,446)
                               ============   ============   ============   ============   ============   ============
Interest income                $      1.462   $        969   $          -   $          -   $          -   $      2,431
Interest expense                    (64,257)      (129,004)             -              -              -       (193,261)
Income from continuing
  operations before
  income taxes and
  minority interests                      -              -              -              -              -     (1,152,276)
Identifiable assets
  at 9/30/2001                 $  4,927,419   $ 13,501,475   $  1,489,222   $    112,008   $          -   $ 20,030,124
                               ============   ============   ============   ============   ============   ============
Total Assets at 9/30/2001                 -              -              -              -              -   $ 20,030,124
                                                                                                          ============
Depreciation, amortization
  and depletion for the
  period ended 9/30/2001       $    137,447   $          -   $     12,540   $        431   $          -   $    150,418
                               ============   ============   ============   ============   ============   ============
Capital expenditures for
the period ended 9/30/2001     $     31,102   $    421,309   $    410,001   $          -   $          -   $    862,412
                               ============   ============   ============   ============   ============   ============

           Business Segment Information for Second Quarter Fiscal 2001

                                 Airborne                                                   Adjustments
                               Hyperspectral    Satellite     Oil and Gas    Terranet &        and
                                 Services      Development     Properties     Skywatch     Eliminations     Combined
                               ------------   ------------   ------------   ------------   ------------   ------------
Revenue                        $    259,863   $          -   $          -   $          -   $          -   $    259,863
                               ============   ============   ============   ============   ============   ============
Operating Loss                 $   (674,939)  $   (178,935)  $    (70,273)  $   (142,560)  $          -   $ (1,066,707)
                               ============   ============   ============   ============   ============   ============
Interest income                $      3,380   $     25,066   $          -   $          -   $          -   $     28,446
Interest expense                   (105,158)      (153,038)             -              -              -       (258,196)
Income from continuing
  operations before
  income taxes and
  minority interests                      -              -              -              -              -     (1,296,457)
Identifiable assets
  at 9/30/2000                 $  5,670,539   $ 11,847,655   $    689,416   $      7,178   $          -   $ 18,214,788
                               ============   ============   ============   ============   ============   ============
Total Assets at 9/30/2000                 -              -              -              -              -   $ 18,214,788
                                                                                                          ============
Depreciation, amortization
  and depletion for the
  period ended 9/30/2000       $    132,756   $          -   $          -   $        861   $          -   $    133,617
                               ============   ============   ============   ============   ============   ============
Capital expenditures for
  the period ended 9/30/2000   $  1,036,739   $    (72,056)  $    196,389   $          -   $          -   $  1,161,072
                               ============   ============   ============   ============   ============   ============

6. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 154, 219,439 and 130,112,623 for the three months ended September 30, 2001 and 2000, respectively and 154,205,735 and 128,920,483 for the six months ended September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, 17,575,500 and 28,850,000 stock options were exercisable, respectively. Because of the net loss for the six months ended September 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

Included in the Satellite Development business segment is additional costs of satellite and sensor construction reimbursed to the Company through the US Navy's Office of Naval Research.

In the Airborne Hyperspectral Services business segment in the second quarter of 2002, the Company projects were environmental and governmental agency related contracts and sales of archive data.

In the Oil and Gas Properties business segment in the second quarter of 2002, the Company continued with its strategic plan of investing in projects that explore and develop oil and gas properties.

The Company recognized revenue of $977,679 in the second quarter of 2002 compared with $259,863 in the second quarter of 2001. Included in the second quarter of 2002 is $101,685 in revenue from Oil and Gas Properties and revenue of $744,994 from STDC. Revenue for the six months ended September 30, 2001 and 2000, was $2,499,748 and $722,877, respectively. Included in revenue for the six months ended September 30, 2001and 2000 is $2,115,413 and $433,014, respectively from STDC. Revenue from airborne hyperspectral services was $167,156 and $289,863 for the six months ended September 30, 2001 and 2000, respectively. Revenue from oil and gas properties was $217,179 for the six months ended September 30, 2001. There was no revenue from oil and gas properties for the six months ended September 30, 2000 as production on oil and gas properties started in the third quarter of fiscal 2001.

The Company recognized costs of revenue of $863, 412 in the three months ended September 30, 2001 compared with $325,898 for the three months ended September 30, 2000. Included in the three months ended September 30, 2001 and 2000 is STDC cost of revenue of $ 744,994 and $137,427, respectively. Cost of revenue for the six months ended September 30, 2001 and 2000, was $2,739,338 and $1,307,262,
respectively. Included in cost of revenue for the six months ended September 30, 2001and 2000 is $2,115,413 and $1,089,865, respectively from STDC. Cost of revenue from airborne hyperspectral services was $132,078 and $217,397 for the six months ended September 30, 2001 and 2000, respectively. Cost of revenue from oil and gas properties was $491,847 for the six months ended September 30, 2001. There was no cost of revenue from oil and gas properties for the six months ended September 30, 2000.

General and administrative expenses for the three months ended September 30, 2001 were $1,075,713 compared with $1,000,672 for the three months ended September 30, 2000. General and administrative expenses for the six months ended September 30, 2001 were $1,779,783 compared with $1,903,606 for the six months ended September 30, 2000.

Interest income for the three months and six months ended September 30, 2001 was $2,431 and $4,175, respectively compared to $28,446 and 77,780 for the same periods in 2000 due to significantly lower average cash balances in the 2002 compared to the 2001.

Interest expense for the three and six months ended September 30, 2001 was $193,261 and $336,857 compared to $258,196 and $393,769 for the same periods in 2000 due to lower average interest bearing liability balances in 2002 compared to the 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net cash decreased in the second quarter of 2002 due to capital expenditures and operating losses. Capital expenditures in the second quarter of 2002 were primarily expenditures for the Company's satellite program and additional expenditures on oil and gas properties.

Net cash used in operating activities was $786,390 for the six months ended September 30, 2001, resulting primarily from a net loss of $2,161,828 net of certain non-cash expenses. Net cash used in operating activities was $1,565,182 for the six months ended September 30, 2000, resulting primarily from a net loss of $2,660,589 net of certain non-cash expenses.

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

Over the next 6 to 12 months, the Company expects to raise sufficient capital through a combination of debt and sale of equity in its subsidiaries. Additional capital will enable the Company to pursue an acquisition plan intended to further its market leadership position in airborne and space based hyperspectral remote sensing technology and to attract highly specialized technical, managerial and marketing staff to assist each subsidiary in the execution of its business plan. Further, additional capital will enable the Company to finish the construction and launch of the NEMO I satellite and to start feasibility studies, engineering, and design of next generation airborne remote sensing instruments and the NEMO II satellite.

CURRENT WORLD SITUATION AND FUTURE OPERATIONS
---------------------------------------------
The World Trade Center and Pentagon attacks were horrible events. They have resulted in unprecedented civil defense and military activity in the United States. Part of this activity involves a need for intelligence information, some of which must be drawn from the remote sensing segment of American industry. The U.S. government believes this war against terrorism will be an extended engagement and will require intelligence information from a variety of sources. Both the Company's current airborne remote sensing capability and the future launch of the hyperspectral imaging satellite, NEMO, will provide imagery and intelligence data both at home and abroad that will improve military effectiveness and related actions. Some of the intelligence data provided by NEMO are obvious, while others do not fall in the releasable for public consumption domain. The Company is already engage in talks with U.S. government officials in regards to the "Homeland Defense" initiative.

The Company has active aerial hyperspectral capabilities today. The NEMO satellite is currently 14-22 months away from launch and full operation. The Company believes it is most important that the country have hyperspectral capabilities as quickly as possible. Fast tracking the NEMO launch to 14 months is an objective shared by both the Company and the government.

The events of September 11, 2001 are, without question, the most catastrophic events in the country's history. However, it has served to re-awaken the United States to the fact that the continental United States is not a safe haven excluded from the world's evils. These events have also introduced various U.S. agencies to the Company's leadership position in hyperspectral imagery and the various roles it can play in responding to this latest threat to the continental U.S. It is already apparent that this new wide-scale awareness to hyperspectral technology and the Company's unusual capabilities should result in exponential and profitable revenue growth for the Company over the next several years with most of these revenues coming from the Department of Defense and other State and Federal government agencies.

The value of hyperspectral to the defense and intelligence communities notwithstanding, the Company fully intends to continue with its more commercial endeavors in the environmental market and oil and gas business segment as well as to pursue sales of hyperspectral services for surveying and processing, to third parties in the mineral, hydrocarbon, forestry and environmental areas. In addition, the Company intends to continue to perform remote sensing surveys for its own use with applications in mineral and hydrocarbon exploration as well as hyperspectral validation surveys that will assist the Company in future marketing activities.

The Company's subsidiary office in Washington, D.C. will focus on aforementioned business development efforts with the federal government, as well as executing the NEMO project. The Company believes U.S. Governmental agencies, especially the Department of Defense and intelligence agencies will not only have great interest in NEMO generated products, but will also engage the Company's aerial remote sensing capabilities almost immediately.

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

                                          EARTH SEARCH SCIENCES, INC.



Date: November 14, 2001                   /s/ Rory J. Stevens
                                          -------------------------------
                                          Rory J. Stevens
                                          Chief Financial Officer