Form 10-Q
period 2001-12-31
EARTH SEARCH SCIENCES INC
filed 2002-02-14
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: DECEMBER 31, 2001


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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001, covered by this report: 155,822,466 shares. The registrant has only one class of common stock.

================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2001

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------
                                TABLE OF CONTENTS
                                -----------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                               PAGE
                                                                        ----
            Consolidated Balance Sheets as of December 31, 2001,
              (unaudited) and March 31, 2001.                            3

            Consolidated Statements of Loss for the Three and Nine
              Months Ended December 31, 2001 and 2000 (unaudited).       4

            Consolidated Statements of Cash Flows for the Nine
              Months Ended December 31, 2001 and 2000 (unaudited).       5

            Selected Notes to Consolidated Financial Statements.         6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9-11

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                               11

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

Earth Search Sciences, Inc.
Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------
                                                                 December 31, 2001         March 31,
                                                                   (unaudited)                2001
                                                                   ------------           ------------
Assets
Current assets:
    Cash                                                           $    126,678           $    367,902
    Accounts receivable, net                                          1,325,878                900,531
    Other current assets                                                148,583                 73,408
                                                                   ------------           ------------
Total current assets                                                  1,601,139              1,341,841
Property and equipment, net                                          18,725,903             18,368,285
                                                                   ------------           ------------
Total assets                                                       $ 20,327,042           $ 19,710,126
                                                                   ============           ============
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
    Notes payable                                                  $    361,368           $    352,425
    Capital lease obligation                                          3,231,644              3,058,603
    Accounts payable                                                  8,256,052              7,216,731
    Accrued expenses                                                     77,823                107,422
    Accrued interest                                                    459,587                356,983
    Investor deposit                                                  1,000,000              1,000,000
                                                                   ------------           ------------
Total current liabilities                                            13,386,474             12,092,164

Long-term liabilities
    Shareholder loans                                                 2,337,906                825,844
    Deferred officers' compensation                                   2,720,044              2,178,195
    Minority interest                                                 1,982,378              2,249,096
                                                                   ------------           ------------

Total liabilities                                                    20,426,802             17,345,299

Commitments and contingencies                                              --                     --
Redeemable common stock, $.001 par value;
    110,993 shares outstanding                                           17,981                 17,981
Nonredeemable shareholders' equity (deficit)
 Series A preferred stock; 200,000 shares authorized,
    issued and outstanding                                            1,000,000              1,000,000
 Common stock, $.001 par value; 200,000,000 shares
    authorized; 155,711,473 and 154,090,616 shares at
   December 31 and  March 31, 2001 issued and outstanding               155,711                154,091
 Additional paid-in capital                                          29,931,471             29,561,847
 Treasury stock                                                        (200,000)              (200,000)
 Accumulated deficit                                                (31,004,923)           (28,169,092)
                                                                   ------------           ------------
                                                                       (117,741)             2,346,846
                                                                   ------------           ------------
Total liabilities and shareholders' equity (deficit)               $ 20,327,042           $ 19,710,126
                                                                   ============           ============

   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Loss (unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                      For the Three Months                   For the Nine Months
                                                       Ended December 31,                     Ended December 31,
                                                --------------------------------      --------------------------------
                                                     2001               2000               2001              2000
                                                -------------      -------------      -------------      -------------
Revenue                                         $   1,603,999      $   1,159,048      $   4,103,747      $   1,881,925
Costs of revenue                                   (1,443,225)          (508,598)        (4,182,563)        (1,815,860)
                                                -------------      -------------      -------------      -------------
Gross profit (deficit)                                160,774            650,450            (78,816)            66,065

General and administrative expenses                   685,565          3,873,239          2,465,348          5,776,845
                                                -------------      -------------      -------------      -------------
                                                     (524,791)        (3,222,789)        (2,544,164)        (5,710,780)
Loss from operations
Other income (expense)
  Interest income                                         392             15,653              4,567             93,433
  Interest expense                                   (226,095)          (363,137)          (562,952)          (756,906)
                                                -------------      -------------      -------------      -------------
Loss before minority interest                        (750,494)        (3,570,273)        (3,102,549)        (6,374,253)
Minority interest in losses of consolidated
  subsidiaries                                         76,491             65,186            266,718            208,577
                                                -------------      -------------      -------------      -------------
Net loss                                        $    (674,003)     $  (3,505,087)     $  (2,835,831)     $  (6,165,676)
                                                =============      =============      =============      =============


Shares applicable to basic and                    155,142,599        134,509,211        154,519,159        131,391,092
  diluted loss per share
Basic and diluted loss per share                $       (0.01)     $       (0.03)     $       (0.02)     $       (0.05)










   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)

------------------------------------------------------------------------------------------------------

                                                                            For the Nine Months
                                                                             Ended December 31,
                                                                         2001                  2000
                                                                     -----------           -----------
Cash flows from operating activities:
   Net loss                                                          $(2,835,831)          $(6,165,676)
Adjustments to reconcile net loss to net cash
    used in operating activities:

   Common stock issued for services and interest expense                  40,000                83,958
   Non-cash compensation expense                                          81,245             2,937,749
   Loss attributed to minority interest                                 (266,718)             (208,577)
   Depreciation, amortization and depletion                              371,101               415,172

   Write-off of capitalized costs on oil and gas properties              476,522                  --

   Interest on lease obligation                                          173,041                  --
Changes in assets and liabilities:
   Accounts receivable                                                  (425,347)              (91,829)
   Other current assets                                                  (75,175)              276,425
   Accounts payable and accrued expenses                               1,009,722             1,188,053
   Accrued interest                                                      102,604                  --
   Deferred officers compensation                                        541,849                87,015
                                                                     -----------           -----------
Net cash used in operating activities                                   (806,988)           (1,477,710)
                                                                     -----------           -----------
Cash flows from investing activities:
   Capital expenditures                                                 (955,241)           (4,308,958)
                                                                     -----------           -----------
Net cash used in investing activities                                   (955,241)           (4,308,958)
                                                                     -----------           -----------

Cash flows from financing activities:
   Proceeds from notes payable                                             8,943                  --
   Repayment of notes payable                                            (21,938)              (25,000)
   Proceeds from shareholder loans                                     1,534,000               141,000

   Issuance of common stock for cash                                        --                 407,913

   Proceeds from subsidiary stock sales                                     --                 410,003
                                                                     -----------           -----------
Net cash provided by financing activities                              1,521,005               933,916
                                                                     -----------           -----------

Net decrease in cash                                                    (241,224)           (4,852,752)
Cash at beginning of period                                              367,902             6,119,562
                                                                     -----------           -----------
Cash at end of period                                                $   126,678           $ 1,266,810
                                                                     ===========           ===========

Noncash investing and financing activities:
  Capital asset acquired with common stock                           $   250,000           $    63,485
                                                                     ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 (unaudited)

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of the SFAS 144 on its consolidated financial statements.

4. MINERAL PROPERTIES

In the first three quarters of fiscal 2002, the Company incurred additional expenditures on existing working interests in oil and gas properties of $557,163 of which $410,001 and $147,162 was incurred in the second and first quarter of fiscal 2002, respectively. Of the second quarter amount of $410,001 for oil and gas property expenditures, $250,000 was paid by the issuance of Company common stock. The Company wrote-off $10,000 and $466,522 of previously capitalized costs on two oil and gas drillings that were determined to be uneconomical wells in the third quarter and first quarter of fiscal 2002, respectively. Based on the agreements for the Company's oil and gas working interests, the Company will proportionately share in future revenues as well as future exploration, drilling and operating costs. For new drillings on existing properties, the Company will have the right but not the obligation to participate in new drilling efforts. On a case by case basis the Company will determine whether or not to participate in these new drilling efforts.

5. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

        Business Segment Information Year to Date as of December 31, 2001

                                         Airborne                                                   Adjustments
                                       Hyperspectral    Satellite    Oil and Gas     Terranet &         and
                                         Services      Development   Properties       Skywatch     Eliminations     Combined
                                       ------------   ------------   ------------   ------------   ------------   ------------
Revenue                                $    378,904   $  3,420,525   $    304,318   $          -   $          -   $  4,103,747
                                       ============   ============   ============   ============   ============   ============
Operating Loss                         $   (366,917)  $ (1,343,783)  $   (479,175)  $   (354,289)  $          -   $ (2,544,164)
                                       ============   ============   ============   ============   ============   ============
Interest income                        $      2,104   $      2,463   $          -   $          -   $          -   $      4,567

Interest expense                           (190,418)      (372,534)             -              -              -       (562,952)
Income from continuing operations
 before income taxes and minority
 interests                                        -              -              -              -              -     (3,102,549)

Identifiable assets at 12/31/2001      $  4,726,525   $ 14,086,106   $  1,402,834   $    111,577   $          -   $ 20,327,042
                                       ============   ============   ============   ============   ============   ============
Total Assets at 12/31/2001                        -              -              -              -              -   $ 20,327,042
                                                                                                                  ============
Depreciation, amortization and
 depletion for the period ending
 12/31/2001                            $    331,944   $          -   $     37,865   $      1,292   $          -   $    371,101
                                       ============   ============   ============   ============   ============   ============
Capital expenditures for the
 period ending 12/31/2001              $     41,164   $    606,914   $    557,163   $          -   $          -   $  1,205,241
                                       ============   ============   ============   ============   ============   ============

        Business Segment Information Year to Date as of December 31, 2000

                                         Airborne                                                   Adjustments
                                       Hyperspectral    Satellite    Oil and Gas     Terranet &         and
                                         Services      Development   Properties       Skywatch     Eliminations     Combined
                                       ------------   ------------   ------------   ------------   ------------   ------------
Revenue                                $  1,161,241   $    433,014   $    287,670   $          -   $          -   $  1,881,925
                                       ============   ============   ============   ============   ============   ============
Operating Loss                         $ (4,202,794)  $ (1,210,710)  $     65,854   $   (363,130)  $          -   $ (5,710,780)
                                       ============   ============   ============   ============   ============   ============
Interest income                        $     24,272   $     69,161   $          -   $          -   $          -   $     93,433
Interest expense                           (308,156)      (448,750)             -              -              -       (756,906)
Income from continuing operations
 before income taxes and minority
 interests                                        -              -              -              -              -     (6,374,253)

Identifiable assets at 12/31/2000      $  5,586,261   $ 11,649,466   $  1,108,012   $    108,414   $          -   $ 18,452,153
                                       ============   ============   ============   ============   ============   ============
Total Assets at 12/31/2000                        -              -              -              -              -   $ 18,452,153
                                                                                                                  ============
Depreciation, amortization and
 depletion for the period ending
 12/31/2000                            $    403,464   $          -   $      9,985   $      1,723   $          -   $    415,172
                                       ============   ============   ============   ============   ============   ============
Capital expenditures for the
 period ending 12/31/2000              $  1,618,274   $  1,978,852   $    674,067   $    101,250   $          -   $  4,372,443
                                       ============   ============   ============   ============   ============   ============

             Business Segment Information for Third Quarter of 2002

                                         Airborne                                                   Adjustments
                                       Hyperspectral    Satellite    Oil and Gas     Terranet &         and
                                         Services      Development    Properties      Skywatch     Eliminations     Combined
                                       ------------   ------------   ------------   ------------   ------------   ------------
Revenue                                $    211,748   $  1,305,112   $     87,139   $          -   $          -   $  1,603,999
                                       ============   ============   ============   ============   ============   ============
Operating Loss                         $     78,397   $   (462,471)  $    (30,792)  $   (109,925)  $          -   $   (524,791)
                                       ============   ============   ============   ============   ============   ============
Interest income                        $         49   $        343   $          -   $          -   $          -   $        392
Interest expense                           (118,388)      (107,707)             -              -              -       (226,095)
Income from continuing operations
 before income taxes and minority
 interests                                        -              -              -              -              -       (750,494)
Identifiable assets at 12/31/2001      $  4,726,525   $ 14,086,106   $  1,402,834   $    111,577   $          -   $ 20,327,042
                                       ============   ============   ============   ============   ============   ============
Total Assets at 12/31/2001                        -              -              -              -              -   $ 20,327,042
                                                                                                                  ============
Depreciation, amortization and
 depletion for the period ending
 12/31/2001                            $    137,694   $          -   $     12,540   $        430   $          -   $    150,664
                                       ============   ============   ============   ============   ============   ============
Capital expenditures for the
 period ending 12/31/2001              $      4,567   $    138,438   $          -   $          -   $          -   $    143,005
                                       ============   ============   ============   ============   ============   ============

             Business Segment Information for Third Quarter of 2001

                                         Airborne                                                   Adjustments
                                       Hyperspectral    Satellite    Oil and Gas     Terranet &         and
                                         Services      Development    Properties      Skywatch     Eliminations     Combined
                                       ------------   ------------   ------------   ------------   ------------   ------------
Revenue                                $    871,378   $          -   $    287,670   $          -   $          -   $  1,159,048
                                       ============   ============   ============   ============   ============   ============
Operating Loss                         $ (2,958,510)  $   (360,514)  $    206,424   $   (110,189)  $          -   $ (3,222,789)
                                       ============   ============   ============   ============   ============   ============
Interest income                        $          -   $     15,653   $          -   $          -   $          -   $     15,653

Interest expense                           (206,718)      (156,419)             -              -              -       (363,137)
Income from continuing operations
 before income taxes and minority
 interests                                        -              -              -              -              -     (3,570,273)
Identifiable assets at 12/30/2000      $  5,586,261   $ 11,649,466   $  1,108,012   $    108,414   $          -   $ 18,452,153
                                       ============   ============   ============   ============   ============   ============
Total Assets at 12/31/2000                        -              -              -              -              -   $ 18,452,153
                                                                                                                  ============
Depreciation, amortization and
 depletion for the period ending
 12/31/2000
                                       $    136,230   $          -   $      9,985   $          -   $          -   $    146,215
                                       ============   ============   ============   ============   ============   ============
Capital expenditures for the
 period ending 12/31/2000              $     81,535   $  1,142,653   $    422,793   $    101,250   $          -   $  1,748,231
                                       ============   ============   ============   ============   ============   ============

6. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 155,142,599 and 134,509,211 for the three months ended December 31, 2001 and 2000, respectively and 154,519,159 and 131,391,092 for the nine months ended December 31, 2001 and 2000, respectively. At December 31, 2001 17,575,500 stock options were exercisable, respectively. Because of the net loss for the three months ended December 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

The NEMO agreement with the U.S. Navy's Office of Naval Research obligates the government to provide approximately $70 million in funding, of which approximately $69 million has already been spent. STDC is required to raise approximately $125 million, the balance of funds needed to complete the satellite and launch it, as well as to establish the commercial business to sell products based on the imagery the satellite will collect. Work on the satellite is proceeding as the Company and STDC raise funds to meet the industry commitment.

Included in the Satellite Development business segment is additional costs of satellite and sensor construction reimbursed to the Company through the US Navy's Office of Naval Research.

In the Airborne Hyperspectral Services business segment in the third quarter of 2002, the Company projects were environmental and governmental agency related contracts and sales of archive data.

In the Oil and Gas Properties business segment in the third quarter of 2002, the Company continued with its strategic plan of investing in projects that explore and develop oil and gas properties.

The Company recognized revenue of $1,603,999 in the third quarter of 2002 compared with $1,159,048 in the second quarter of 2001. Included in the third quarter of 2002 is $87,139 in revenue from Oil and Gas Properties and revenue of $1,305,112 from STDC. Revenue for the nine months ended December 30, 2001 and 2000, was $4,103,747 and $1,881,925, respectively. Included in revenue for the nine months ended December 31, 2001and 2000 is $3,420,525 and $433,014, respectively from STDC. Revenue from airborne hyperspectral services was $378,904 and $1,161,241 for the nine months ended December 31, 2001 and 2000, respectively. Revenue from oil and gas properties was $304,318 and $287,670 for the nine months ended December 31, 2001 and 2000, respectively.

The Company recognized costs of revenue of $1,443,225 in the three months ended December 31, 2001 compared with $508,598 for the three months ended December 31, 2000. Included in the three months ended December 31, 2001 and 2000 is STDC cost of revenue of $1,305,112 and $0, respectively. Cost of revenue for the nine months ended December 31, 2001 and 2000, was $4,103,747 and $1,815,860,
respectively. Included in cost of revenue for the nine months ended December 31, 2001and 2000 is $3,420,525 and $1,089,865, respectively from STDC. Cost of revenue from airborne hyperspectral services was $236,844 and $1,059,482 for the nine months ended December 31, 2001 and 2000, respectively. Cost of revenue from oil and gas properties was $525,194 for the nine months ended December 31, 2001. There was no cost of revenue from oil and gas properties for the nine months ended December 31, 2000.

General and administrative expenses for the three months ended December 31, 2001 were $685,565 compared with $3,873,239 for the three months ended December 31, 2000. General and administrative expenses for the nine months ended December 31, 2001 were $2,465,348 compared with $5,776,845 for the nine months ended December 31, 2000. The three and nine months ended December 31, 2000 included non-cash compensation expense of $2,926,000 from the issuance of shares of stock to employees as a bonus.

Interest income for the three months and nine months ended December 31, 2001 was $392 and $4,567, respectively compared to $15,653 and 93,433 for the same periods in 2000 due to significantly lower average cash balances in the 2002 compared to the 2001.

Interest expense for the three and nine months ended December 31, 2001 was $226,095 and $562,952 compared to $363,137 and $756,906 for the same periods in 2000 due to lower average interest bearing liability balances in 2002 compared to the 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net cash decreased in the third quarter of 2002 due to capital expenditures and operating losses. Capital expenditures in the third quarter of 2002 were primarily expenditures for the Company's satellite program.

Net cash used in operating activities was $806,988 for the nine months ended December 31, 2001, resulting primarily from a net loss of $2,835,831 net of certain non-cash expenses. Net cash used in operating activities was $1,477,713 for the nine months ended December 31, 2000, resulting primarily from a net loss of $6,165,676 net of certain non-cash expenses.

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

CURRENT WORLD SITUATION AND FUTURE OPERATIONS
---------------------------------------------
The World Trade Center and Pentagon attacks were horrible events. They have resulted in unprecedented civil defense and military activity in the United States. Part of this activity involves a need for intelligence information, some of which must be drawn from the remote sensing segment of American industry. The U.S. government believes this war against terrorism will be an extended engagement and will require intelligence information from a variety of sources. Both the Company's current airborne remote sensing capability and the future launch of the hyperspectral imaging satellite, NEMO, will provide imagery and intelligence data both at home and abroad that will improve military effectiveness and related actions. Some of the intelligence data provided by NEMO are obvious, while others do not fall in the releasable for public consumption domain. The Company is already engaged in talks with U.S. government officials in regards to the "Homeland Defense" initiative.

The Company has active aerial hyperspectral capabilities today. The NEMO satellite is currently 14-22 months away from launch and full operation. The Company believes it is most important that the country have hyperspectral capabilities as quickly as possible. Fast tracking the NEMO launch to 14 months is an objective shared by both the Company and the government.

The events of September 11, 2001 are, without question, the most catastrophic events in the country's history. However, it has served to re-awaken the United States to the fact that the continental United States is not a safe haven excluded from the world's evils. These events have also introduced various U.S. agencies to the Company's leadership position in hyperspectral imagery and the various roles it can play in responding to this latest threat to the continental U.S. It is already apparent that this new wide-scale awareness to hyperspectral technology and the Company's capabilities should result in profitable revenue growth for the Company over the next several years with most of these revenues coming from the Department of Defense and other State and Federal government agencies.

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

The Company's subsidiary office in Washington, D.C. will focus on aforementioned business development efforts with the federal government, as well as executing the NEMO project. The Company believes U.S. Governmental agencies, especially the Department of Defense and intelligence agencies will not only have great interest in NEMO generated products, but will also engage the Company's aerial remote sensing capabilities.

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

                                           EARTH SEARCH SCIENCES, INC.



Date: February 14, 2002                    /s/ Rory J. Stevens
                                           ------------------------------------
                                           Rory J. Stevens
                                           Chief Financial Officer