Form 10-K
period 2002-03-31
EARTH SEARCH SCIENCES INC
filed 2002-08-09
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


           [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2002 or

           [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

                         Commission file number 0-19566

                           EARTH SEARCH SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

               Utah                                          87-0437723
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

1729 Montana Highway 35, Kalispell, Montana                    59901
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (406) 751-5200

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Aggregate market value of Common Stock held by non-affiliates of the Registrant at March 31, 2002: $18,091,759. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at August 9, 2002: 176,513,248

Documents incorporated by reference.

This Form 10-K consists of 60 pages, which includes exhibits.

================================================================================

                                TABLE OF CONTENTS

   PART I......................................................................3

   Item 1 -  Business..........................................................3
   Item 2 -  Properties ......................................................10
   Item 3 -  Legal Proceedings................................................10
   Item 4 -  Submission of Matters to a Vote of Security Holders..............10

PART II.......................................................................10

   Item 5 -  Market for the Registrant's Common Stock Equity and
               Related Shareholder Matters....................................10
   Item 6 -  Selected Financial Data..........................................13
   Item 7 -  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................14
   Item 7A-  Quantitative and Qualitative Disclosures About Market Risk.......21
   Item 8 -  Financial Statements and Supplementary Data......................22
   Item 9 -  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........................22

PART III......................................................................22

   Item 10 - Directors and Executive Officers of the Registrant...............23
   Item 11 - Executive Compensation...........................................24
   Item 12 - Security Ownership of Certain Beneficial Owners and
               Management.....................................................26
   Item 13 - Certain Relationships and Related Transactions...................27

PART IV.......................................................................28

   Item 14 - Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.......................................................28

SIGNATURES....................................................................31

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION

     Earth Search Sciences, Inc. (the Company) was incorporated in 1984 under the laws of the state of Utah.

CORPORATE FOCUS

     The Company's mission is to commercially exploit the science of remote sensing in a wide variety of industries around the globe. The science of remote sensing includes acquiring, processing and interpreting imagery of the earth captured from instruments deployed on aircraft or satellites. The advantages of airborne and satellite remote sensing over other methods of gathering visual information are that data can be collected better, faster and cheaper over larger areas including sites inaccessible from the ground. By collecting data at different times, changes can be detected that may be due to significant natural or man-made processes. Detection of such changes can assist in environmental/land use management. Remote sensing instruments measure reflected, visible and infrared sunlight from the earth's surface over a spectral range seven times broader than the human eye can see. This collected data can then be digitally analyzed using personal computers. The digitally analyzed imagery can provide information useful to a wide range of industries such as, but not limited to, natural resource development (including oil and mineral exploration, fisheries and forestry), land use development, environmental remediation and monitoring, agriculture (including vegetation stress analysis), disaster assessment, marine sciences and military sciences.

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

     The Company recognized the need to refine existing remote sensing technology in order to improve the economics of commercial remote sensing applications. The Company decided to use hyperspectral remote sensing instruments which expand the image resolution and, thus, the usefulness of acquired imagery. To achieve its goal, the Company undertook the development of a miniaturized hyperspectral remote sensing instrument, Probe 1, which is designed to be used with cost effective and easily available aircraft. This instrument has become known for its accuracy, reliability, and cost effectiveness with the addition of geo-rectification capabilities and continued efforts to automate much of the original processing steps.

CURRENT BUSINESS PLAN

     The Company is evolving from a mineral exploration and research and development organization into a leading provider of remote sensing services for its own mineral and hydrocarbon exploration purposes, as archive data for future resale to a variety of users, as well as for third party customers. On June 1, 1997, the Company took delivery of the first Probe 1 instrument. In its first full year of commercial operation, the Company developed markets and generated revenue from multiple clients. In August of 1999, the Company took delivery of its second Probe 1 instrument. Since June 1, 1997, the Company has collected and currently owns a substantial archive of Probe 1 hyperspectral imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Chile, Peru, Mexico, California, Nevada, Arizona, Idaho, Montana, Wyoming, Texas, Louisiana, Florida and Utah. At the present time, the value of this data archive has not been independently appraised and its value is not reflected in the Company's financial statements.

     The Company believes cost effective hyperspectral remote sensing and imagery processing has tremendous potential in various global applications and markets. The current ASPRS/NASA TEN-YEAR INDUSTRY FORECAST (http://www.asprs.org/news.html) indicates that the remote sensing market has been growing at a rate of 13% per year and the hyperspectral portion of that market will be 12% by 2006 and worth approximately $440 million. To ensure its maximum exposure to this market, the Company is establishing subsidiaries to focus on hyperspectral remote sensing applications, marketing, and distribution in key industries. Each subsidiary will focus on a specific sector of commercial remote sensing and have a management team with relevant skills and expertise. The Company will provide an exclusivity license for each subsidiary, provide use of the Company's hyperspectral instruments, provide processing support, and provide marketing and management support to each subsidiary. This strategy creates a ready market for the Company, as well as will pay the Company a royalty from any resource development that occurs as a result of the subsidiaries' use of the Company's instruments and technology. Additional capital will be raised for each subsidiary by means of private placements or public offerings.

     To complement its Probe 1 technology, the Company in fiscal 2000 acquired Space Technology Development Corporation (STDC) and its ownership of satellite based imagery technology (discussed below). STDC was acquired to obtain ownership of a difficult to obtain commercial satellite license and hyperspectral data stream from a space based instrument. The combination of a high-resolution airborne Probe 1 system and the lower resolution, larger area coverage achieved by satellite based imagery can provide a powerful capability. The use of aircraft to collect large areas of remote sensing imagery throughout the world is an expensive and time-consuming task. Satellite gathered data will allow remote sensing customers to gather imagery from any large area around the world, including those areas which currently are inaccessible due to restrictions by foreign governments. This imagery can then be processed to determine if a closer look using the Company's airborne instruments is necessary or desirable. The joint use of satellite and airborne remote sensing instruments can combine economical large area imagery collection by the satellite instrument and high-resolution imagery collection of target areas by the airborne instruments.

     The Company recognizes the fragmented nature of the remote sensing industry and its composition by a majority of very small companies. The Company's long-term strategic plan is to create partnerships, strategic alliances, mergers or acquisitions as the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing collections and services.

     The Company's near-term plans are to continue pursuing:

     (1)contracts that produce revenues from the application of remote sensing;

     (2) the development of additional miniaturized remote sensing instruments;

     (3) the integration of other advanced technology exploration instruments with the Probe1;

     (4) the development of promising mineral, oil and gas properties in which the Company has an equity interest, identifying such properties by utilizing its existing imagery database or acquiring such data; and

     (5) the marketing of archived raw data through Terranet Inc.

     The negative events of 2001, including the stock market decline and the events of September 11, 2001, left the Company in a tenuous highly leveraged position. Efforts were made to reduce overhead as quickly as possible, even though it may have been detrimental to some longer-term expansion plans. The Company is now poised to focus on its core business, the collection and processing of airborne hyperspectral data, in a very cost effective manner. The Company will operate with minimizing overhead and improving cash flow as priorities.

ACQUISITION OF STDC AND CURRENT STATUS

     In fiscal 2000, the Company acquired STDC of Alexandria, Virginia. The Company acquired all the outstanding shares of STDC in exchange for four million shares of the Company's common stock and the option to purchase another four million shares at exercise prices ranging from $0.50 to $5.00 per share. The Company's management viewed the acquisition of STDC and the Naval Earth Map Observer (NEMO) project (discussed below) as a way to advance its long-range strategic plan to become a vertically integrated service provider for clients requiring precise identification of materials on the earth's surface from satellite, airborne and ground platform instruments.

     The principal partner of STDC for the NEMO project is the Naval Research Laboratory (NRL), which operates under the direction of the Chief of the Office of Naval Research. The NRL will modify, assemble and test the satellite and prepare it for launch.

     NEMO is a high performance, highly sensitive imaging and information generating satellite. NEMO is designed to collect large volumes of 30 or 60-meter resolution hyperspectral data to spectrally identify and characterize objects and collected 5-meter resolution panchromatic data for precise visual interpretation of the imagery. NEMO provides the potential for mapping all of the earth's landmass with 5-m panchromatic, 30-m and/or 60-m hyperspectral data over its three-year mission life. NEMO has a design life of 5 years. The original intent of the

Navy was to have the imagery NEMO can collect, but without the expense of owning and operating a satellite.

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

     Over the past year the financial markets have been very wary of any investment. Thus, the Company has been unable to complete funding of the NEMO project based on the risks of a launch and the unproven potential for revenues from a hyperspectral satellite.

     In May 2002, the Company received notification from the Office of Naval Research (ONR) indicating that the performance period for the agreement with the Navy for the NEMO project had ended and that is was time to initiate close-out procedures, account for the distribution of Federal funds under the agreement and to account for and dispose of all real property and equipment acquired under the agreement. Further, the Navy has requested an audited record of all distributions of Federal Funds made under this agreement. Until the audit is complete, the ONR has decided not to reimburse STDC for certain invoices for subcontract and vendor costs on the NEMO program even though these costs were approved by the Naval Research Laboratory and the ONR for payment with government funds. As of March 31, 2002, the Company has $1,105,995 of receivables on its balance sheet from the ONR, of which $808,401 are outstanding as of the date of this filing. The Company believes that the ONR will make payment of the remaining receivables as soon as the audit is complete.

     For over 2 years, the ONR has repeatedly reassured the Company that at a minimum it will receive a negotiated amount of tasking and data stream from the instrument if it is completed and successfully launched for the significant time and investment made by the Company in the NEMO program, for the critical space segment hardware assets securitized by the Company, and the commercial remote sensing license held by the Company. The Company has tried unsuccessfully to obtain written confirmation of these assurances given by the ONR to Company management. Further, the Company has attempted to meet with the ONR to discuss options for going forward and its investment to date in the NEMO program. Thus far the Company has been unable to arrange a meeting and has been advised by the ONR that no meeting will occur until the audit as described above is performed.

     SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, is the applicable accounting guidance for potential impairment of long-lived assets. Based on the guidance of SFAS 121 and since the Company as yet has not been able to receive any written confirmation from the ONR and the ONR will not meet with the Company until the audit is complete, the Company has effectively no ability to value future oriented negotiated settlement on the NEMO program. Without such documentation of value, the Company provided in 2002 a loss from impairment of $13,010,364, the amount the Company was carrying in construction in progress for the NEMO program (see Notes 4 and 5 to the financial statements.)

     Management firmly believes that the ONR will honor their informal representations to the Company to discuss future options and negotiate with the Company for its investment to date, security in space segment hardware, and critical remote sensing license.

FORMATION OF INTELLISPHERE TECHNOLOGIES, INC.

     The Company created Intellisphere Technologies, Inc. as a potential holding company for investors into STDC and the NEMO project.

FORMATION OF PETRO PROBE, INC.

     The Company formed Petro Probe, Inc. to identify and develop potential hydrocarbon properties by utilizing Probe 1 imagery integrated with other exploration techniques. Petro Probe, Inc.'s strategy will entail capturing data over areas of interest that the Company may later take an equity interest in, as well as the sale of hyperspectral imagery and processing services to oil and gas properties owned by third party customers. A primary objective in evaluating a potential hydrocarbon resource project is to provide geologic mapping of outcrop lithology and surface structure. The Probe 1 instrument is an excellent tool to obtain this mapping. Probe 1 imagery can identify subtle features due to topographic offset, vegetation change and/or soil alteration that play a major role in forming hydrocarbon traps. Hyperspectral imagery can also aid in petroleum exploration by detecting surface indicators of potential petroleum reserves such as micro seepage.

     Petro Probe, Inc.'s goal is to develop the competitive advantages of Probe 1 resource mapping capability, combining this with conventional hydrocarbon exploration tools and then applying newer value-added technology, such as 3D seismic to identify and acquire equity positions in oil and gas properties. 3D seismic is the technology of measuring explosions to map subsurface geologic structures.

     From it's inception in 2000 through March 31, 2002, Petro Probe, Inc. has acquired working interests in seven oil and gas projects in the U.S. The first project acquired was the Louisiana West Scott Field Prospect, where an oil well has been drilled and logged based on data from Probe 1 as well as other exploration measurements.

     In fiscal 2002, wells were drilled on three of Petro Probe, Inc.'s projects and were determined to be unsuccessful. Petro Probe, Inc.'s working interests in its seven (7) oil and gas projects offer them the right to participate in drilling additional wells on the project lease acreage. Petro Probe Inc. will determine whether or not to participate in additional drilling efforts on a case by case basis. In fiscal 2003, Petro Probe expects to participate in the drilling efforts on four of the oil and gas projects.

     In prior years, Petro Probe, Inc. has surveyed targets for hydrocarbon exploration in the oil and gas basins of Greater Green River Basin, Wyoming, Paradox Basin, Utah, Texas, Montana, Lousisana and the Australian Basin and is proceeding to further evaluation.

FORMATION OF GEO PROBE, INC.

     The Company formed Geo Probe, Inc. to pursue geologically tailored hyperspectral imaging services to mineral exploration companies and develop new markets in geological applications. The same indicators that can be used to find mineral deposits can also be used to monitor the environmental impact of active and past-producing mines, mills, smelters, refineries and pipelines. Mineral deposits are part of larger geological systems that typically have mineralogical zonations that are mappable using Probe 1 imagery. In vegetated areas, the subtle effects that bedrock geology has on plants can be measured to identify hidden minerals. The Company's mapping agreement with Noranda, a major mining company, expired in 2000. Therefore, Geo Probe, Inc's business focus will be to use the Company's remote sensing instruments to globally survey any areas that have promise for the location of minerals either for its own use or for third party customers and to sell hyperspectral collection and processing services in the geological hazards and environmental geology sectors.

Formation of Eco Probe, Inc.

     The Company formed Eco Probe, Inc. to pursue hyperspectral remote sensing applications in the environmental industry. The Company has taken an industrial leadership role in working with U.S. government agencies such as the Environmental Protection Agency, the Bureau of Land Management and the Office of Surface Mining on setting up applications for commercial monitoring of industries, forest inventory and health issues, slope stability assessment and the spread of noxious weeds.

     In 2001, Eco Probe, Inc. undertook hyperspectral surveys and performed fieldwork in Florida for two vegetation-related projects. The primary goal is to evaluate the effectiveness of hyperspectral remote sensing for identifying diseased citrus trees. Citrus canker is a serious threat to the Florida citrus industry. The second goal is to map the location of non-native invasive vegetation species that are threatening the ecological systems of the Florida Everglades. Analysis of the data for these projects is ongoing. With results from these projects, Eco Probe, Inc. hopes to demonstrate the commercial applicability of hyperspectral remote sensing in these agricultural and environmental markets. Eco Probe, Inc. expects that environmental problems caused by the spread of non-native noxious weeds such as loss of wildlife habitat, soil erosion, diminished water quality, loss of fish habitat, and reduced crop production will support a commercial demand for the use of Probe 1 hyperspectral data.

FORMATION OF TERRANET, INC.

     The Company formed Terranet, Inc. as the Company's e-commerce content provider to globally market and distribute its airborne and satellite imagery over its internet and broadband imagery distribution system. This imagery can be sold repeatedly to multiple end users. In addition to selling the Company's own imagery, Terranet, Inc. will pursue the resale of imagery obtained from third parties. Terranet, Inc. is preparing for a late-2002 launch. Its domain name on the world wide web will be Earthmap.com. The first step will see a beta test performed with a large focus group to test user familiarity issues.

FISCAL 2002 SIGNIFICANT PROJECTS

     In fiscal 2002, the Company completed airborne hyperspectral surveys primarily for local, state and federal governmental agencies. These projects produced the majority of the Company's 2002 airborne revenue. These projects are in emerging growth areas such as hydrocarbon exploration, environmental damage assessments, land use planning and noxious weed species detection. The imagery from these collections will be available for resale on Terranet, Inc. The Company's agreement with the ONR produced all the Satellite Development business segment revenue (see note 9 to the financial statements.)

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

BUSINESS SEGMENT INFORMATION

     Included in the attached financial statements is business segment information and financial information about geographic areas for the Company.

EMPLOYEES

     As of March 31, 2002 the Company had 12 full-time employees and consultants.

AVAILABLE INFORMATION

     The Securities and Exchange Commission maintains an internet site at http://www.sec.gov that contains reports and financial information filed by the Company. The Company maintains an internet site at http://www.earthsearch.com that contains information about the Company's business, markets and technology.

SEASONAL NATURE OF BUSINESS

     The Company experiences the highest demand for its collection services April through October in the Northern Hemisphere and October through April in the Southern Hemisphere.

CUSTOMERS AND GEOGRAPHIC AREAS OF BUSINESS

     In fiscal 2002, the Company operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. In fiscal 2001 and 2000, the Company's sensors were operated in the United States and abroad. Contracts to operate the sensors abroad for major mining companies contributed $1,087,000 and $720,000 to revenue in 2001 and 2000. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $460,000, $81,000 and $143,000 to revenue in 2002, 2001, and 2000, respectively. STDC's contract with the Office of Naval Research to design, build, and operate a hyperspectral sensor mounted on a satellite contributed approximately $4,235,000, $1,094,000, and $663,000 to revenue in 2002, 2001 and 2000. In fiscal 2002, projects with one client accounted for approximately 84% of total revenue. In fiscal 2001, projects with three clients accounted for approximately 68% of total revenue. In fiscal 2000, projects with two clients accounted for approximately 89% of total revenue

ITEM 2. PROPERTIES

     The Company leases its corporate headquarters from two officers of the Company. Its headquarters consist of approximately 6,400 square feet of office space in Kalispell, Montana. In addition, a wholly owned subsidiary leases office space in Alexandria, Virginia and all of the furnishings from unrelated third parties. The Company believes its offices are adequate to meet its needs for the foreseeable future.

     In addition, the Company owns working interests in seven (7) oil and gas properties. (See Note 4 to the Notes to Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

     In November 2000, Applied Science and Image Technology, Inc. (ASIT) sued the Company in the Circuit Court of Baltimore County, Third Judicial Circuit of Maryland, alleging breach of contract and other related causes of action. ASIT alleges that the Company was required to deliver 500,000 shares of ESSI common stock to ASIT on demand pursuant to a written contract between ASIT and the Company in which ASIT agreed to perform certain services for the Company.

     In May 2002, the Company filed counterclaims against ASIT for breach of contract and unjust enrichment on the grounds that, despite the Company having paid approximately $300,000 and transferring 500,000 of the Company common stock to ASIT, ASIT failed to provide the Company with the products and services it was contractually obligated to provide the Company. On June 12, 2002, ASIT moved to dismiss ESSI's counterclaims on the grounds that they were untimely. That motion is presently pending before the Court.

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

            Quarter Ended                     High           Low
            -------------                     ----           ---

            June 30, 2000                     1.72           .75
            September 30, 2000                 .97           .44
            December 31, 2000                  .67           .31
            March 31, 2001                     .50           .28

            June 30, 2001                      .41           .19
            September 30, 2001                 .23           .09
            December 31, 2001                  .17           .11
            March 31, 2002                     .20           .07

           (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2002 was approximately 1,080. This does not include shareholders that hold stock in their accounts at brokers/dealers.

           (c) Dividends. Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

           (d) In the last three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or as otherwise indicated:

                   RECENT SALES OF UNREGISTERED SECURITIES (1)

               AMOUNT OF                                                       AMOUNT OF
              SECURITIES    PRICE PER     TOTAL CASH                          SECURITIES   PRICE PER     TOTAL CASH
   DATE          SOLD        SHARE($)     PROCEEDS($)             DATE           SOLD       SHARE($)    PROCEEDS ($)
--------      ----------    ---------     ----------           ---------      ----------   ---------    -----------
 4/15/99         88,597       0.10                     (2)       5/27/99        300,000       0.08                   (3)
 8/18/99        100,000       0.09                     (2)       8/18/99        100,000       0.09                   (2)
 10/8/99      1,300,000       0.15                     (3)       10/8/99        367,845       0.12                   (2)
 10/8/99        100,000       0.19                     (2)       10/8/99        300,000       0.21                   (6)
 10/8/99      1,500,000       0.11                     (6)      10/20/99        350,000       0.10                   (2)
10/28/99         92,172       0.19                     (2)      10/28/99        300,000       0.19                   (3)
 11/1/99        625,000       0.08          50,000     (4)       11/1/99        125,000       0.08                   (5)
 12/6/99         19,728       0.20                     (5)       Various      3,768,344       0.45      1,695,755    (7)
12/14/99          4,147       0.20                     (5)       Various        651,551       0.38        247,589    (8)
12/15/99          7,895       0.20                     (5)      12/15/99          3,948       0.20                   (5)
12/20/99      4,000,000       0.35                    (12)       Various      7,199,561       0.38      2,735,833    (9)
12/22/99          8,229       0.20                     (5)      12/22/99         22,273       0.20                   (2)
12/22/99         13,889       0.20                     (2)      12/22/99        148,889       0.20                   (2)
12/23/99          6,578       0.29                     (2)      12/23/99        272,916       0.18                   (2)
12/31/99          6,052       0.29                     (2)      12/31/99        111,111       0.45         50,000    (4)
  2/1/00      1,000,000       0.50         500,000     (4)       1/11/00        407,800       0.05                   (5)

 1/11/00        131,545       0.27          36,041     (4)       1/17/00        200,000                             (10)
 1/17/00          3,289                               (10)       1/17/00         16,447                             (10)
 1/24/00        331,578       0.38                    (11)       1/24/00        133,242       0.38                  (11)
 1/28/00        131,578       0.38                    (11)        2/1/00      2,000,000       0.50      1,000,000    (4)
 2/14/00         44,444       0.45          20,000     (4)       2/22/00        407,726                             (10)
 2/22/00        407,726                               (10)       2/25/00        500,000       0.17         82,500    (4)
 2/29/00        100,000       0.38                     (2)        3/9/00         10,762       1.28                   (2)
 3/10/00         25,260       0.34                     (2)       3/16/00         25,000       0.38                   (2)
 3/16/00          6,579                               (10)       3/28/00        200,000       1.25        250,000    (4)
 3/30/00        222,222       0.45         100,000     (4)       3/31/00        200,000                             (10)
 4/10/00        200,000       0.25          49,985     (4)       4/11/00        167,066       0.38                  (11)
 4/13/00         75,000       0.45          33,750     (4)       4/18/00         22,222                             (10)
 4/26/00        500,000       0.50         250,000     (4)       4/26/00         26,315       0.38         10,000    (4)
 4/26/00         50,000       0.38          19,000     (4)       4/26/00         50,000       0.38         19,000    (4)
 4/28/00         12,004       0.83          10,000     (4)       4/28/00         34,212       0.75                   (5)
  5/4/00        600,000       0.50         300,000     (4)        5/4/00          8,333       0.72          6,000    (4)
  5/4/00          5,451       0.20                     (5)        5/8/00         50,000       0.20         10,180    (4)
 5/11/00        500,000       0.25                    (10)       5/11/00          3,940       0.20                   (5)
  6/6/00        818,501       0.05                     (5)        6/6/00         65,789       0.38         25,000    (4)
  6/6/00        100,000       0.38          38,000     (4)       6/22/00        300,000                             (10)
 8/24/00          9,383       0.75                     (2)      12/12/00         81,081       0.37                   (2)
  1/4/01         29,126       0.26                     (2)       1/11/01      9,980,667       0.14                   (5)
 1/16/01        100,000       0.56                     (3)       1/17/01      8,587,000       0.34                   (6)
 2/26/01      5,289,315       0.26                     (5)       7/10/01         50,000       0.21                   (2)
 8/28/01         50,000       0.16                     (2)       9/25/01        850,340       0.16                  (11)
11/13/01        160,000       0.15                     (3)      12/11/01        243,026       0.13                   (6)
12/13/01        146,667       0.13                     (6)      12/13/01        120,824       0.13                   (6)
12/17/02         50,000       0.10                     (2)        1/3/02      2,564,103       0.10                   (6)
  2/2/02        250,000       0.12                     (2)        3/8/02        200,000       0.08                   (3)


(1)   Shares sold were common stock, par value $0.001.
(2)   Consideration paid for the shares was consulting services.
(3)   Shares issued for debt consideration.
(4)   Sales of securities exempt from registration under Regulation D Rule 506.
(5)   Shares exchanged pursuant to debt conversion.
(6)   Consideration paid for the shares was employee and consultant services.
(7 Shares were sold to investors between December 14, 1999 and March 24, 2000 and were exempt from registration under Regulation D Rule 506.
(8) Shares sold to investors between December 21, 1999 and February 25, 2000 and were exempt from registration under Regulation D Rule 506.
(9) Shares sold to investors between December 29, 1999 and March 30, 2000 and were exempt from registration under Regulation D Rule 506.
(10)  Shares issued as commissions for stock sales.
(11)  Shares issued in exchange for interests in oil and gas properties.
(12) Shares issued in exchange for stock of Space Technology Development Corporation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information on the Company's Equity Compensation Plans. See Note 12 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

                                                                                                            (c)
                                                                                                    Number of securities
                                                (a)                           (b)                 remaining available for
                                    Number of securities to be     Weighted-average exercise    future issuance under equity
                                      issued upon exercise of        price of outstanding       compensation plans (excluding
                                   outstanding options, warrants     options, warrants and        securities reflected in
          Plan category                     and rights                      rights                       column (a)
--------------------------------- ------------------------------- ---------------------------- -------------------------------
--------------------------------- ------------------------------- ---------------------------- -------------------------------
Equity compensation plans                        -                             -                              -
approved by security holders (1)
Equity compensation plans not
approved by security holders (2)            23,938,000                       $1.05                            -

Total                                       23,938,000                       $1.05                            -

(1) The Company's stock options and warrants have not been approved by security holders
(2) Excludes options for 4,000,000 shares issued as part of the acquisition of STDC

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data for each of the last five fiscal years with respect to the Company and is qualified in its entirety by reference to the Company's audited financial statements and notes thereto. STDC was acquired by the Company on December 21, 1999. The results of operations for 2002, 2001 and 2000 include the results of operation for STDC from December 22, 1999 to March 31, 2002.

                                                    As of or for the fiscal year ended

                                       2002          2001          2000           1999          1998
                                  ---------------------------------------------------------------------
Operating revenue                 $  5,044,498   $ 2,678,986   $ 1,526,446   $   881,006   $    55,000

Net loss                           (16,797,081)   (6,636,480)   (5,177,983)   (2,271,428)   (5,849,999)
Net loss per common share                (0.11)        (0.05)        (0.03)        (0.03)        (0.08)
Total assets                         7,096,591    19,710,126    19,532,230     3,992,233     4,880,652
Long-term obligations                4,687,895     5,253,135     4,515,118     6,594,080     5,767,961
Stockholders' (deficit) equity     (11,310,331)    2,346,846     2,663,656    (3,998,137)   (3,005,765)
Cash dividends declared                      -             -             -             -             -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial comparisons will be made between the fiscal years ended March 31, 2002 and 2001 and 2000.

RESULTS OF OPERATIONS

     The Company recognized revenue of $5,044,498 in 2002 compared with $2,678,986 and $1,526,446 in 2001 and 2000, respectively. The increase in revenue in 2002 compared to 2001 is an increase in activity cost reimbursements from the U.S. Navy for the NEMO project partially offset by a decrease in revenue from airborne hyperspectral services. The increase in revenue in 2001 compared with 2000 is the beginning of revenue on oil and gas properties in 2001 of approximately $417,000 and a significant hyperspectral survey in Peru that resulted in approximately $860,000 in revenue in 2001. In 2002, costs of services provided was $ 5,342,983 compared with $1,777,437 and $1,796,412 in 2001 and 2000, respectively. Cost of services provided increased in 2002 compared to 2001 primarily due to an increase in activity cost reimbursements from the U.S. Navy for the NEMO project.

     Provision for loss on impairment of fixed assets was $13,010,364 in 2002 compared with $0 in 2001 and 2000. This loss in 2002 is due recognition of an impairment of the NEMO asset previously carried in the construction in progress account. Exploration costs in 2002 were $0 compared with $95,540 in 2001 and $6,282 and in 2000. The increase in exploration costs in 2001 is primarily a result of the Company's focus on utilization of the Probe for the Company's own exploration projects in 2001, while in 2002 the Company didn't pursue exploration projects for its own purposes. General and administrative costs were $3,053,024 in 2002 compared with $3,854,000 and $2,397,484 in 2001 and 2000, respectively. The reduction in costs in 2002 compared with 2001, reflects cost reductions and staff reductions in 2002 compared with 2001. The increase in 2001 compared to 2000 is due to an entire year of STDC included in 2001 operations compared with three months in 2000, or $1,458,662 and $233,397 in 2001 and 2000, respectively of STDC costs included in general and administrative costs.

     During 2001, the Board of Directors approved the issuance of 8,587,000 shares against options as a performance based stock bonus. The issuance of these shares resulted in non-cash compensation expense of $2,926,781. In 2000, the Company recognized non-cash compensation expense of $1,608,001 for the vesting of options. Of this amount, $1,593,600 relates to performance options issued to officers of the Company in 1997. At the time these options were granted, the officer's salaries was deferred and the Company's common stock price was approximately $0.48 These options allow the officers to purchase restricted shares in the Company at exercise prices ranging from $.50 per share to $2.50 per share, for up to 24 months after vesting. The vesting of these options is dependent on the Company's stock price reaching certain prices and maintaining that level for a specified number of days. In 2000, 3,000,000 of options met the performance criteria and resulted in the recording of $1,593,600 of compensation expense. In 2002 and 2001, no options met the performance criteria and thus no compensation expense was recorded.

     Interest income in 2002 was $4,813 compared to $98,436 and $38,821 in 2001 and 2000, respectively. The decrease in 2002 compared with 2001 reflects smaller outstanding interest earning cash balances. The increase in 2001 compared with 2000, was due to $73,721 in interest from STDC in 2001 compared to $23,425 in 2000. In 2002, the Company recognized interest expense of $760,730 compared to $1,035,856 and $1,136,995 in 2001 and 2000, respectively. The decrease in interest expense over the prior year is a result of the Company's conversion of convertible notes to equity in the fourth quarter of 2001.

     In 2002, the Company recorded minority interest in losses of consolidated subsidiaries of $335,333 compared to $290,336 and $202,565 in 2001 and 2000. In 2000, ESSI Probe 1 LC, a consolidated subsidiary with a 50% minority interest took delivery of the second Probe instrument and started operations. ESSI Probe 1 LC minority interest loss for a full year of operations was $308,738 and $270,252 in 2002 and 2001, respectively.

     The Company recognized a net loss of $16,797,081 in fiscal 2002 compared with a net loss of $6,636,480 and $5,177,983 in 2001 and 2000, respectively. The loss on a per share basis was $0.11, $0.05, and $0.05 in fiscal 2002, 2001, and 2000, respectively. Included in the loss in 2002, 2001 and 2000 is a loss of $14,251,858, $1,822,434 and $879,250 or $0.09, $0.01 and $.01 per share, respectively, from the operations of STDC. The operations of STDC in 2002 reflect a $13,010,364 provision for loss on NEMO fixed asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities to date with a combination of cash flow from operations and the use of equity securities and promissory notes. During 2002, the Company signed a definitive agreement with an investor for an equity line of up to $10,000,000 for one year with an extension option for a second year. The terms of the equity line are that the Company, after the effectiveness of a registration statement, at its option can sell its registered shares of common stock to the investor on a monthly basis. The maximum amount of funds that can be raised in any month is $1,500,000 limited by a calculation based on the average volume of the stock for the preceding month and the price of the stock. The stock will be sold at 88% of the average of the lowest five
(5) trading days over the ten (10) days of trading immediately proceeding the sale date. Subsequent to March 31, 2002, the Company made its first drawdown on the equity line and raised $150,000 from the sale of its common stock.

     Net cash used in operating activities was $492,063 in 2002, resulting primarily from payments for salaries and services and changes in current assets and liabilities. Of the $16,797,081 net loss in 2002, approximately $14,675,423 was non cash items. Net cash used in operating activities was $1,525,414 in 2001, resulting primarily from payments for salaries and services and changes in current assets and liabilities. Of the $6,636,480 net loss in 2001, approximately $4,373,473 was non cash items. Net cash used in operating activities was $3,343,109 in 2000, resulting primarily from payments for salaries and services and changes in current assets and liabilities. Of the $5,177,983 net loss in 2000, approximately $2,707,589 was non cash items.

     Capital expenditures for March 31, 2002 were primarily for purchases of new computer equipment, purchases of working interests in mining properties and payments on a subsidiary's satellite hyperspectral instrument.

     Capital expenditures for March 31, 2001 were primarily for payments on airborne hyperspectral instruments and purchases of new computer equipment, purchases of working interests in mining properties, purchase of an airplane specially equipped for flying the Company's hyperspectral instruments and payments on a subsidiary's satellite hyperspectral instrument.

     At March 31, 2002 and 2001, the Company had cash of $66,681and $367,902 and a working deficit of $12,295,035 and $10,750,323, respectively.

     The Company does not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

     Under the original agreement with the ONR, STDC needed to raise private industry funds of approximately $125,000,000 in order to complete, launch and operate the hyperspectral imaging satellite and instrument. Subsequent to March 31, 2002, STDC received notification from the ONR that it would not be giving STDC an extension to its current agreement. After the audit of the Federal funds expended on the NEMO program, STDC and the ONR have agreed to meet to discuss options for going forward. The success of STDC and payment of approximately $7,596,683 of STDC accounts payable due subcontractors and vendors on the NEMO program, is dependent on the Company and ONR negotiating plans for going forward and additional funds being identified either commercially or under governmental programs to complete and launch the NEMO satellite and sensor.

     The Company believes that funds generated from its operations, together with future borrowings and the equity line will be adequate to meet the Company's anticipated cash needs during the immediate term.

     There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will be required or that any such required additional capital will be available on reasonable terms, at such time or times as required by the Company.

     The total number of employees and consultants employed by the Company now numbers twelve people.

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

SIGNIFICANT ACCOUNTING POLICIES

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion 30, REPORTING

THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of SFAS 144 on its consolidated financial statements.

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

     STDC receives funds in the form of grants from the U.S. Navy to construct its satellite and to manage the NEMO program. The grants are considered cost-reimbursement instruments under Office of Management and Budget (OMB) circulars. As allowable government-reimbursable costs are incurred, STDC recognizes a proportionate share of revenue. Government funds received in excess of government-reimbursable costs are deferred until reimbursable costs are incurred. Subcontract and vendor costs incurred under the NEMO program that are to be paid with industry raised funds are capitalized in the account construction in progress.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In fiscal 2002, based on such review, the Company established a provision for loss on the NEMO program of $13,010,364 (see
Note 5 to attached financial statements.)

     In fiscal 2002, the Company changed its method of accounting for the sales of stock by its subsidiaries to account for these sales as increases in additional paid-in capital instead of as an increase to minority interest in the accompanying consolidated financial statements. Management believes that because of the developing nature of operations of the subsidiaries with minority interest, the new method of accounting will provide more meaningful information concerning sales of stock by its subsidiaries and, correspondingly, the minority interest liability account. The Company recognized an increase in additional paid-in capital of $1,707,868, as a cumulative effect on prior years of this change in account principles.

FUTURE OPERATIONS

     The Company will focus on expanding its markets for remote sensing services by marketing its remote sensing imagery collection services and value added imagery processing. In addition, in the mineral and hydrocarbon resource exploration areas the Company will operate its remote sensing instruments for its own use and secure equity interests in promising properties identified from the remote sensing imagery. The Company is also evaluating a strategy of flying a wide variety of urban and environmental targets and marketing that data to multiple customers. Further, previously collected imagery will be analyzed and processed to aid in the Company's decisions to take new or additional equity interests in prospective properties.

     Management believes that a significant market opportunity exists for a company that can combine satellite and airborne hyperspectral remote sensing data and custom design the best and most efficient solutions to geological, environmental, defense, and survelliance problems. It is this belief that led the Company to acquire STDC. The Company believes that successful negotiation with the ONR for a data stream and tasking from the NEMO hyperspectral instrument and successful launch and deployement of NEMO, will place the Company in an excellent position to provide comprehensive satellite and airborne hyperspectral remote sensing services to an industry that is expected to experience significant growth over the next several years. Further, the revenue from combining and customizing satellite and airborne hyperspectral data will not be encumbered with depreciation from the satellite due to the recognition of the impairment loss noted above. In addition, with the reduction of staff and overhead at the STDC headquarters, the Company would be very well position to show significant revenue growth with a strong gross margin.

     Further, the Company will continue to look for equity funding to develop additional instruments including handheld, as well as airborne spectrometers.

     The Company has entered into an agreement to use an Inertial Measurement Unit (IMU) provided by The Boeing Corporation. Use of the IMU will enable the Company to more accurately geoposition its Probe 1 hyperspectral data and assist in the insertion of its data into a customer's Geographical Information System
(GIS) database. In addition, collection of field spectra using the Company's field spectrometer provides customers both ground and airborne spectral information that can be incorporated into a customer's GIS to provide a custom, leading edge information product.

     The Company will seek to acquire revenue-producing companies in the natural resources and environmental monitoring field.

     Through teaming with other firms, the Company will identify additional technology applications for remote sensing. Management intends to pursue additional markets for its imagery databases, which would generate operating revenues and improve cash flows.

ADDITIONAL RISK FACTORS THAT COULD AFFECT LIQUIDITY, OPERATING RESULTS AND MARKET PRICE OF STOCK

RISKS RELATED TO OUR INDUSTRY

     Competitive pressures may adversely affect our operating revenues. The Company has numerous competitors in the remote sensing services (airborne hyperspectral services) and natural resource development industries. Competition in the remote sensing industry comes from several primary sources. Our principal competitors in the natural resource development industry include traditional exploration companies using a variety of other technologies. Some of our competitors in both remote sensing and natural resource development have substantially greater financial and other resources than the Company. Competitive pressures in either industry may materially adversely affect our operating revenues and in turn, our business and financial condition.

     The Company may need to expend significant capital to keep pace with technological developments in our industry. The remote sensing industry (as well as the computing industry instrumental in processing the raw data) is constantly undergoing development and change and it is likely that new technology, whether embodied in new equipment or techniques, will be introduced in the future. In order to keep pace with any new developments, the Company may need to expend significant capital to develop or purchase new equipment or to train our employees in the new techniques. The Company is pursuing financing to develop additional remote sensing instruments; however, we may not be able to raise sufficient funds, and if the Company does so, there is no guaranty that the new instruments will out perform instruments used by our competitors. In addition, the Company's ability to raise needed capital may be influenced by general economic conditions and the strength of capital markets.

     The Company may incur significant expenses to comply with new or more stringent governmental regulation. The sale of our imagery is regulated by the Department of Commerce. Although the Company (through its acquisition of STDC) has acquired a Department of Commerce (DOC) Remote Sensing License that permits the Company to market globally hyperspectral and panchromatic imagery, there is no guarantee that the government will not impose restrictions on sales if the quality of our imagery increases with new technology that, for example, allows increased resolution. Because our license was the first issued DOC Remote Sensing License, the Company cannot anticipate how the DOC specifically will treat our license or how the airborne remote sensing industry will be regulated in the future.

RISKS RELATED TO OUR BUSINESS

     The loss of our key customers could have a material adverse effect on us. In prior years, mining company exploration contributed a significant amount of revenue to the Company. In 2002, the depressed condition of mineral prices has severely curtailed mining company budgets and thus their use of the Company's hyperspectral technology for exploration. In 2002, revenue recorded on cost reimbursements for the NEMO project accounted for approximately 84% of revenue. The Company is pursuing contracts that produce revenues from additional applications of hyperspectral remote sensing technology and are discussing additional options for the NEMO project with the ONR. In the future, however, the Company may not receive significant contracts, and options with the ONR may not materialize. Our results of operations may be materially adversely affected.

     The Company may not realize our anticipated return on capital commitments made to expand our capabilities. The Company purchased an aircraft, additional satellite and airborne hyperspectral instruments, as well as oil and gas property rights. The aircraft and airborne hyperspectral instruments were purchased to increase our capacity to conduct airborne surveys. If the Company does not experience continued demand for our remote sensing services, the Company may incur significant expense without generating corresponding revenues. The oil and gas property rights were acquired in order to exploit suspected natural resources located within certain properties. If these properties do not contain sufficient natural resources to warrant exploitation, the Company may incur significant expenses without generating corresponding revenues.

     In addition, from time to time, the Company expects to make significant capital expenditures to implement new processes and to increase both efficiency and capacity. Some of these projects may require additional training for our employees and not all projects may be implemented as anticipated. If any of these projects do not achieve the anticipated increase in efficiency or capacity, our returns on these capital expenditures may not be as expected.

     The Company may need additional financing for working capital, acquisitions and capital expenditures, and such financing may not be available on terms acceptable to us. A key element of our strategy has been, and continues to be, internal growth and growth through the acquisition of other companies engaged in commercial hyperspectral remote sensing. In order to grow internally, the Company may need to make significant capital expenditures and may need to obtain additional capital to do so. Our ability to grow is dependent upon, and may be limited by, among other things, our capital structure, the price of our stock and our existing financing arrangements. If additional funding sources are needed, the Company may not be able to obtain the additional capital necessary to pursue our internal growth and acquisition strategy or, if the Company can obtain additional financing, the additional financing may not be on financial terms that are satisfactory to us.

     The Company's continued involvement on the NEMO Project and successful negotiations with the ONR may not materialize. The operating agreement with the ONR was not renewed in April 2002. Although the Company is trying to pursue restructuring options with the ONR and the Company firmly believes the ONR will negotiate at a minimum a data stream and tasking on the NEMO instrument, the Company cannot guaranty that future options with the ONR will be worked out or that the Company will receive anything for its investment in the NEMO project. The Company cannot guarantee that the satellite will be properly completed, launched and set into orbit. Although the satellite has an expected lifetime of five years, the Company cannot guarantee that the satellite will not be rendered inoperable sooner.

     The Company's database of spectral information may not be marketable or may not garner a price, which makes processing or analyzing the data economically reasonable. The Company has a substantial archive of Probe 1 hyperspectral imagery that was not gathered under contract with a client. The Company continues to gather hyperspectral imagery without having sold the rights to that data. The collection process requires variable as well as fixed expenditures that must be recouped though marketing the collected data. Although we do not carry the value of our existing Phase 1 hyperspectral archives as an asset on our balance sheet, the future success of the Company depends to some extent upon our ability to market this archived data.

     Cancellations, reductions or delays in customer orders may adversely affect our results of operations. Our overall operating results are affected by many factors, including the timing of survey contracts from large clients, the timing of capital expenditures to increase our capacity for gathering data in anticipation of future sales of products and services, and the weather which can affect whether or not a customers target of interest can be collected at a certain stage of vegetal growth. A large portion of our operating expenses are relatively fixed; however, a significant portion of our expenses relating to airborne surveys are variable. Because several of our operating divisions and subsidiaries are new businesses and have not obtained long-term commitments from our clients, we must anticipate the future demand for our services based upon our discussions with clients. Cancellations, reductions or delays in orders by a client or group of clients could have a material adverse effect on our business, financial condition and results of operations.

     The Company's acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses. The Company's ability to grow by acquisition is dependent upon, among other things, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could adversely affect our operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. The Company may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, satisfactorily integrate these acquired businesses.

     The unavailability of skilled personnel may have an adverse effect on our operations. From time to time, the Company or some of our operating divisions and subsidiaries may experience difficulties in attracting and retaining skilled personnel to process and interpret the substantial volume of imagery data that is already collected or is expected to be collected in the future. The Company's ability to operate successfully could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 25, 2001, the Board of Directors of the Company dismissed the Company's accountants, PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP served as the Company's auditor beginning with the fiscal year ended March 31, 2000. The Board of Directors has appointed Grant Thornton LLP as the Company's auditor for the year ended March 31, 2001. Grant Thornton's office is located at 701 Pike Street Suite 1500 Seattle, Washington 98101.

     The report of PricewaterhouseCoopers LLP on the financial statements for year ended 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle except for the inclusion in the report of an explanatory paragraph regarding the Company's ability to continue as a going concern.

     In connection with its audit for the fiscal year ended March 31, 2000, and through May 25, 2001, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     During the fiscal year ended March 31, 2000, and through May 25, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     The Company has requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 25, 2001, was filed as Exhibit 16.1 the Company's Form 8-K filed June 1, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2000 to the present.

NAME                     AGE        POSITION

Larry F. Vance           67         Chairman and Chief Executive Officer
John W. Peel, III        56         Former Chief Executive Officer
John J. Sciuto           59         Former President
Rory J. Stevens          44         Chief Financial Officer
Tami J. Story            39         Secretary/Treasurer

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

     John W. Peel, III joined the Company as Chief Executive Officer in April 1995 and has been a director of the Company since 1995. Prior to joining the Company, Dr. Peel served six and-one-half years as Senior Vice President of Tetra Tech, Inc., a major publicly held environmental remediation-consulting firm. Dr. Peel holds a Bachelor of Sciences in Biology from Millsaps College, a Master of Sciences in Parasitology and Invertebrate Zoology from the University of Mississippi and a Ph.D. in Environmental Health/Health Physics from Purdue University. On May 28, 2002, Dr. Peel resigned from his officer and director position with the Company and subsidiaries including STDC. The position of Chief Executive Officer is now held by Mr. Vance.

     John J. Sciuto joined the company as President on May 1, 2001. Prior to joining the company, Mr. Sciuto served fourteen years with Comptek Research, a publicly traded defense electronics and information technology company. Prior to joining Comptek, Mr. Sciuto was the Director at EW Systems with Engineering Research Associates of McLean, VA from 1983 to 1986. Mr. Sciuto holds a Bachelor of Applied Science Degree in Aviation Electronics from Troy State University and is a 1991 graduate of Stanford University's Senior Executive Institute for the Management of High Technology Companies. On February 28, 2002, Mr. Sciuto left the Company.

     Rory J. Stevens, a certified public accountant (CPA), became a director of the Company in 1994 and joined the Company as Chief Financial Officer in January 2000. Prior to joining the Company, Mr. Stevens was employed by Chiyoda International Corporation, an engineering and construction company, for eleven years, the last six years as corporate controller. Mr. Stevens holds a Bachelor of Business Administration from Boise State University and a Master of Business Administration and Masters of Professional Accounting from the University of Washington.

     Tami J. Story served in an administrative support capacity for the Company from 1991 until April 1993. Since April 1993, Ms. Story has served as Secretary and Treasurer of the

Company. Ms. Story also serves as a director of the Company. Ms. Story holds a degree with a major in Nursing and a minor in Business Administration.

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2002 annual meeting of shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

     Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Table below summarizes information on Executives and Directors compensation

                           SUMMARY COMPENSATION TABLE
                                                                                                       Long-Term
                                     Annual Compensation                      Awards             Compensation Payouts
                         -----------------------------------------   -------------------------   ---------------------  ------------
                                                                                                  Securities
                                                      Other Annual   Restricted                   underlying    LTIP     All other
Name and                 Fiscal                       Compensation     Stock      Stock Option   options/SARS  payouts  Compensation
Principal Position        Year   Salary($)  Bonus($)       ($)       Award(s)($)     Grants           (#)        ($)        ($)
-----------------------  -----------------------------------------   -------------------------   ---------------------  ------------
Larry Vance/Chairman(1)   2002   160,000        -            -             -            -               -          -          -

                          2001   160,000        -            -        875,000(4)        -               -          -          -

                          2000   160,000        -       157,500(2)         -       10,000,000           -          -          -


John Peel/CEO(1)          2002   150,000        -            -             -            -               -          -          -

                          2001   150,000        -            -        875,000(4)        -               -          -          -

                          2000   150,000        -            -             -       10,000,000           -          -          -


John Scuito, President    2002   300,000        -            -             -            -               -          -          -
 (1)(5)

Rory J. Stevens/CFO       2002   125,000        -            -             -            -               -          -          -
 (1)(3)
                          2001   125,000        -            -        218,750(4)        -               -          -          -

                          2000   125,000        -            -             -       2,500,000            -          -          -


Tami J. Story/Secretary   2002    80,000        -            -             -            -               -          -          -
 and Treasurer(1)
                          2001    80,000        -            -        437,500(4)        -               -          -          -

                          2000    80,000        -        63,000(2)         -       5,000,000            -          -          -

(1)  Salary was deferred unless cash flow allowed payment.

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

(5) Employment with Company terminated on February 28, 2002.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                   Number of securities       Value of Unexercised
                                                  underlying unexercised      In-the Money Options
                                                    options at FY-End             at FY-End ($)

                Shares Acquired  Value Realized
Name              on Exercise          ($)       Exercisable/Unexercisable  Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------
Larry Vance            -                -          4,500,000/3,000,000(1)              0/0
John Peel              -                -          4,500,000/3,000,000(1)              0/0
Rory J. Stevens        -                -            375,000/1,500,000(1)              0/0
Tami Story             -                -            750,000/3,000,000(1)              0/0

(1) Exercise prices range from $0.21 - $2.50 per share.


EMPLOYMENT CONTRACTS

     In October 28, 2000, the Company entered into an employment agreement with Mr. Larry Vance. Pursuant to the agreement, the Company will pay Mr. Vance an annual salary of $160,000. In the event of termination of Mr. Vance without cause or due to a change in control, the Company will pay Mr. Vance two years of annual salary. Mr. Vance's options and vesting criteria are described above and in Note 11 to the attached consolidated financial statements.

     On October 28, 2000, the Company entered into an employment agreement with Dr. John Peel. Pursuant to the agreement, the Company will pay Dr. Peel an annual salary of $150,000. In the event of termination of Dr. Peel without cause or due to a change in control, the Company will pay Dr. Peel two years of annual salary. Dr Peel's options and vesting criteria are described above and in Note 11 to the attached annual financial statements. As of May 28, 2002, the Board of Directors accepted the resignation of Dr. Peel as Chief Executive Officer, Director of the Company, and as an officer and director of subsidiaries of the Company, including STDC. The Company issued 3,574,273 of common shares of the Company to Dr. Peel as payment in full for all deferred wages including interest totaling $461,141.

     On October 28, 2000, the Company entered into an employment agreement with Mr. Rory Stevens. Pursuant to the agreement, the Company will pay Mr. Stevens an annual salary of $125,000. In the event of termination of Mr. Stevens without cause or due to a change in control, the Company will pay Mr. Stevens two years of annual salary. Mr. Stevens 's options and vesting criteria are described above and in Note 11 to the attached annual financial statements.

     On October 28, 2000, the Company entered into an employment agreement with Ms. Tami Story. Pursuant to the agreement, the Company will pay Ms. Story an annual salary of $80,000. In the event of termination of Ms. Story without cause or due to a change in control, the Company will pay Ms. Story two years of annual salary. Ms. Story 's options and vesting criteria are described above and in Note 11 to the attached consolidated financial statements.

     On May 1, 2001, the Company entered into an employment agreement with Mr. John J. Sciuto. Pursuant to the agreement, the Company will pay Mr. Sciuto an annual salary of $300,000. Mr Sciuto can earn options in the Company and equity in a newly formed subsidiary as certain performance milestones are achieved. In the event Mr. Sciuto is terminated without cause or due to a change of control and he has successfully achieved certain milestones, then the Company will pay Mr. Sciuto a severance equal to one-half years salary if a minimum of $5,000,000 in equity has been raised into a newly formed subsidiary and two years salary if a minimum of $10,000,000 has been raised into a newly formed subsidiary. Mr Sciuto's left the Company as of February 28, 2002 without meeting any of the performance criteria detailed in his employment contract noted above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of the Company's Common Stock as of June 15, 2002 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

                                         Amount and nature of     Percent of
Name and address of beneficial owner   beneficial ownership (1)      class
------------------------------------- -------------------------- ------------
Larry Vance                                 14,765,003(2)(3)(4)       9.13%
P.O. Box 763
Lakeside, MT  59922

John Peel                                    9,004,273(3)             5.22%
100 North Pitt Street, Suite 403
Alexandria, VA  22314

Rory J. Stevens                                955,000(6)             0.55%
455 Orchard Ridge Road
Kalispell, MT  59901

Tami Story                                   2,365,169(5)             1.37%
P.O. Box 763
Lakeside, MT  59901

Dr. Jan Arnett                               9,150,830(4)            14.95%
42-07 30th Avenue
Astoria, MT  11103

Monte Meltzer                               12,119,367                7.02%
8531 W. Howell Rd
Bethesda, MD 20817

All directors and officers                   8,085,172(7)            10.05%

-----------------
(1) All shares are held directly with sole voting and investment power unless otherwise indicated.
(2) Includes 1,775,000 shares held by Universal Search Technology, a private company owned by Mr. Vance.
(3)  Includes 4,500,000 options, which are exercisable on March 31, 2002.
(4)  Excludes  17,663,842 shares held by Accuprobe. General Petroleum, Inc.
     (GPI), a company previously wholly-owned by Mr. Vance, and Accuprobe, a company previously wholly-owned by Dr. Arnett, have entered into an agreement whereby Dr. Arnett has exchanged his 100% ownership of Accuprobe for a percentage of the shares of GPI. Currently, all requirements of the transaction have not been met, but even if the transaction is completed, Mr. Vance will own 25% of the outstanding capital stock of GPI and Dr. Arnett will own 33% of the outstanding stock of GPI and neither Mr. Vance nor Dr. Arnett will likely have control over the disposition or voting power of the Earth Search shares owned by Accuprobe.
(5)  Includes 750,000 options, which are exercisable on March 31, 2002.
(6)  Includes 375,000 options, which are exercisable on March 31, 2002.
(7) John Peel resigned as an Officer and Director of the Company effective May 28, 2002 and shares owned by him are excluded.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2002, General Petroleum, Inc. (GPI) a company previously wholly-owned by an officer and director of the Company entered into an agreement with Accuprobe, lessor to the Company of a hyperspectral instrument (see Note 3 to the consolidated financial statements). The agreement requires the former sole shareholder of Accuprobe to transfer 100% of his equity in Accuprobe to GPI in exchange for equity in GPI. Presently, not all of the requirements of the agreement have been met. Also during fiscal 2002, GPI exchanged a portion of its equity for the 50% interest in the ESSI 1 LC owned by an outside party. It is the intention of ESSI and GPI to enter into an agreement in fiscal 2003 to allow ESSI to purchase and own 100% of both hyperspectral instruments.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements filed as part of this Report   Page in this Report

         Report of Independent Accountants                            F-1 - F-2
         Consolidated Balance Sheet at March 31, 2002 and
           2001                                                         F-3
         Consolidated Statement of Loss for the Years
           Ended March 31, 2002, 2001 and 2000                          F-4
         Consolidated Statement of Redeemable Common
           Stock And Nonredeemable Shareholders' Equity
           (Deficit) for the Years Ended March 31, 2002,
           2001 and 2000                                                F-5
         Consolidated Statement of Cash Flows for the Years
           Ended March 31, 2002, 2001 and 2000                          F-6
         Notes to Consolidated Financial Statements                  F-7 - F-25

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

  10.7 Sales Contract between Science Applications International Corp. and Space Technology Development Corp. Dated: 30 March 1998, Contract No.:
         STDC-98-NEMO-004 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

  10.8 Sales Contract between Space Systems/Loral (SS/L) and Space Technology Development Corporation (STDC). Dated 21 January 1999, Contract Number:
         STDC-98-NEMO-0001 (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

  10.9 Sales Contract between Litton Systems, Inc., Amecom Division (Litton Amecom) and Space Technology Development Corp. (STDC). Date 29 October 1998, Contract Number: STDC-98-NEMO-0009 (Incorporated by reference to
         Exhibit 10.9 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

  10.10 Common Stock Purchase Agreement between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc. (ESSI). Dated May 23, 2001. (Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for fiscal year ended March 31, 2001).

  10.11 Registration Rights Agreement between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc. (ESSI). Dated May 23, 2001. (Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for fiscal year ended March 31, 2001).

  10.12 Common Stock Purchase Warrant A between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc. (ESSI). Dated May 23, 2001. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for fiscal year ended March 31, 2001).

  10.13 Common Stock Purchase Warrant B between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc. (ESSI). Dated May 23, 2001. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for fiscal year ended March 31, 2001).

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

  10.18 John J. Sciuto employment agreement (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for fiscal year ended March 31, 2001).

  16.1 Consent of Independent accountants re Registration Statement on Form No. S-1 (No. 333-66100).

  16.2 Statement under oath of Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to exchange act filings.

  16.3 Letter re change in certifying accountant (Incorporated by reference to Exhibit 16.1 to the Registrant's form 8-K filed on May 25, 2001).

  21.1.1 List of Subsidiaries (Incorporated by reference to Exhibit
         21.1.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000)

  (b) The Registrant filed the Following Reports on Form 8-K during the quarter ended March 31, 2001:

                   Date of Report           Item Reported
                   --------------           -------------
                    May 28, 2002                  5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EARTH SEARCH SCIENCES, INC.

                                         By /s/ Larry F. Vance
                                         ---------------------------------
                                         Larry F. Vance
                                         Chairman
                                         Date: August 9, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE

/s/ Larry F Vance              Chairman and Director
------------------------
Larry F. Vance
Date: August 9, 2002


/s/ Rory J. Stevens            Chief Financial Officer and Director
------------------------
Rory J. Stevens
Date: August 9, 2002


/s/ Tami Story                 Corporate Secretary and Treasurer and Director
------------------------
Tami J. Story
Date: August 9, 2002

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Shareholders
Earth Search Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Earth Search Sciences, Inc. (the Company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, redeemable common stock and changes in nonredeemable shareholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earth Search Sciences, Inc. as of March 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $16,797,081 during the year ended March 31, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by $12,295,035. In addition, the Company is uncertain as to the future of a subsidiary's joint satellite development project with a governmental agency (note 5). These factors, among others, as discussed in note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2, the Company changed its method in accounting for sales of stock by its subsidiaries.


/s/ GRANT THORNTON LLP
Seattle, Washington
June 5, 2002

Report of Independent Accountants

To the Board of Directors and
Shareholders of Earth Search Sciences, Inc.

In our opinion, the accompanying consolidated statements of loss, of redeemable common stock and changes in nonredeemable shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the results of Earth Search Sciences, Inc. and its subsidiaries results of operations and their cash flows for the year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
June 9, 2000

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                          2002                 2001
                                                                      ------------         ------------
Assets
Current assets:
    Cash                                                              $     66,681         $    367,902
    Accounts receivable, net                                             1,205,175              900,531
    Other current assets                                                   134,155               73,408
                                                                      ------------         ------------
Total current assets                                                     1,406,011            1,341,841
Property and equipment, net                                              5,690,580           18,368,285
                                                                      ------------         ------------
Total assets                                                          $  7,096,591         $ 19,710,126
                                                                      ============         ============
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
    Notes payable                                                     $    440,387         $    352,425
    Capital lease obligation                                             3,277,415            3,058,603
    Deferred officer's compensation                                        461,141                 --
    Accounts
payable                                                                  8,620,402            7,216,731
    Accrued expenses                                                       212,773              107,422
    Accrued interest                                                       498,928              356,983
    Investor deposit                                                       190,000            1,000,000
                                                                      ------------         ------------
Total current liabilities                                               13,701,046           12,092,164
Long-term liabilities:
    Notes payable less current portion                                   1,033,698                 --
    Shareholder loans                                                    1,256,844              825,844
    Deferred officers' compensation                                      2,177,594            2,178,195
    Minority interest                                                      219,759            2,249,096
                                                                      ------------         ------------
Total liabilities                                                       18,388,941           17,345,299

Commitments and contingencies                                                 --                   --
Redeemable common stock, $.001 par value                                    17,981               17,981
Nonredeemable shareholders' (deficit) equity:
    Series A preferred stock; 200,000 shares authorized,
     issued and outstanding; liquidation preference $1,000,000           1,000,000            1,000,000
    Common stock, $.001 par value; 200,000,000 shares
     authorized; 158,775,576 and 154,090,616 shares,
     respectively, issued and outstanding                                  158,776              154,091
    Additional paid-in capital                                          32,697,066           29,561,847
    Treasury stock                                                        (200,000)            (200,000)
    Accumulated deficit                                                (44,966,173)         (28,169,092)
                                                                      ------------         ------------
                                                                       (11,310,331)           2,346,846
                                                                      ------------         ------------
Total liabilities and shareholders' (deficit) equity                  $  7,096,591         $ 19,710,126
                                                                      ============         ============

   The accompanying notes are an integral part of these financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                     2002                  2001                  2000
                                                                -------------         -------------         -------------
Revenue                                                         $   5,044,498         $   2,678,986         $   1,526,446
Costs of revenue                                                    5,342,983             1,777,437             1,796,412
                                                                -------------         -------------         -------------
Gross  margin                                                        (298,485)              901,549              (269,966)

Expenses:
    Asset impairment                                               13,010,364                  --                    --
    General and administrative                                      3,053,024             3,854,000             2,397,484
    Non-cash compensation                                              14,624             2,941,405             1,608,001
    Exploration                                                          --                  95,540                 6,282
                                                                -------------         -------------         -------------
                                                                   16,078,012             6,890,945             4,011,767
                                                                -------------         -------------         -------------
Loss from operations                                              (16,376,497)           (5,989,396)           (4,281,733)
Other income (expense)
    Interest income                                                     4,813                98,436                38,821
    Interest expense                                                 (760,730)           (1,035,856)           (1,136,995)
    Other expense                                                        --                    --                    (641)
                                                                -------------         -------------         -------------
Loss before minority interest                                     (17,132,414)           (6,926,816)           (5,380,548)
Minority interest in losses of consolidated subsidiaries              335,333               290,336               202,565
                                                                -------------         -------------         -------------
Net loss                                                        $ (16,797,081)        $  (6,636,480)        $  (5,177,983)
                                                                =============         =============         =============

Shares applicable to basic and diluted loss per share             155,553,912           135,941,012           107,778,285
Basic and diluted loss per share                                $       (0.11)        $       (0.05)        $       (0.05)

   The accompanying notes are an integral part of these financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND
CHANGES IN NONREDEEMABLE SHAREHOLDERS' (DEFICIT) EQUITY
MARCH 31, 2002, 2001 AND 2000

-----------------------------------------------------------------------------------------------------------------------------
                                                                                Nonredeemable Shareholders' (Deficit) Equity
                                                                              -----------------------------------------------
                                                            Redeemable
                                                           Common Stock           Perferred Stock           Common Stock
                                                      ---------------------   ----------------------   ----------------------
          Description                                   Shares      Amount      Shares      Amount        Shares      Amount
----------------------------------------------------  ---------   ---------   ---------   ----------   -----------   --------
Balance at March 31, 1999                               725,914   $ 117,845     200,000   $1,000,000    97,411,367   $ 97,411

Issuance of common stock for services rendered               --          --          --           --     3,344,687      3,345
Issuance of common stock for cash                            --          --          --           --    17,708,175     17,708
Issuance of stock subscription                               --          --          --           --            --         --
Issuance of shares in lieu of interest payment               --          --          --           --     1,900,000      1,900
Issuance of shares for loan conversions                      --          --          --           --       849,663        850
Issuance of shares for acquisition of STDC                   --          --          --           --     4,000,000      4,000
Issuance of shares for interests in mineral properties       --          --          --           --       596,398        596
Shares no longer subject to redeemtion                 (591,754)    (96,111)         --           --       591,754        592
Non cash compensation expense                                --          --          --           --            --         --
Net Loss                                                     --          --          --           --            --         --
                                                      ---------   ---------   ---------   ----------   -----------   --------
Balance at March 31, 2000                               134,160      21,734     200,000    1,000,000   126,402,044    126,402
                                                      ---------   ---------   ---------   ----------   -----------   --------

Issuance of common stock for services rendered               --          --          --           --       576,024        576
Issuance of common stock for cash                            --          --          --           --     2,037,441      2,037
Issuance of shares for loan and interest conversions         --          --          --           --    16,097,874     16,099
Issuance of shares for interests in mineral properties       --          --          --           --       167,066        167
Issuance of common stock for exercise of options             --          --          --           --       200,000        200
Non-cash compensation expense                                --          --          --           --            --         --
Shares no longer subject to redeemtion                  (23,167)     (3,753)         --           --        23,167         23
Issuance of stock for bonus                                  --          --          --           --     8,587,000      8,587
Net Loss                                                     --          --          --           --            --         --
                                                      ---------   ---------   ---------   ----------   -----------   --------
Balance at March 31, 2001                               110,993      17,981     200,000    1,000,000   154,090,616    154,091
                                                      ---------   ---------   ---------   ----------   -----------   --------

Cummulative effect on prior years of change in
  accounting for sales of stock by subsidiaries              --          --          --           --            --         --
Issuance of common stock for services rendered               --          --          --           --     3,474,620      3,475
Issuance of shares for loan extension                        --          --          --           --       360,000        360
Issuance of shares for interests in mineral properties       --          --          --           --       850,340        850
Allocation of investor deposit to subsidiary stock           --          --          --           --            --         --
Non-cash compensation expense                                --          --          --           --            --         --
Net Loss                                                     --          --          --           --            --         --
                                                      ---------   ---------   ---------   ----------   -----------   --------
Balance at March 31, 2002                               110,993   $  17,981     200,000   $1,000,000   158,775,576   $158,776
                                                      =========   =========   =========   ==========   ===========   ========

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND
CHANGES IN NONREDEEMABLE SHAREHOLDERS' (DEFICIT) EQUITY
MARCH 31, 2002, 2001 AND 2000 (continued)



                                                           Nonredeemable Shareholders' (Deficit) Equity
                                                      ---------------------------------------------------
                                                       Additional     Common
                                                        paid-in       Stock       Accumulated    Treasury
          Description                                   capital     Subscribed      Deficit       stock         Total
----------------------------------------------------  -----------   ----------   ------------   ---------   ------------
Balance at March 31, 1999                             $11,459,081           --   $(16,354,629)  $(200,000)  $ (3,998,137)

Issuance of common stock for services rendered            466,129                          --          --        469,474
Issuance of common stock for cash                       6,767,718                          --          --      6,785,426
Issuance of stock subscription                                         363,000             --          --        363,000
Issuance of shares in lieu of interest payment            271,850                          --          --        273,750
Issuance of shares for loan conversions                    88,328                          --          --         89,178
Issuance of shares for acquisition of STDC              1,924,203                          --          --      1,928,203
Issuance of shares for interests in mineral properties    226,036                          --          --        226,632
Shares no longer subject to redeemtion                     95,520                          --          --         96,112
Non cash compensation expense                           1,608,001                          --          --      1,608,001
Net Loss                                                       --                  (5,177,983)         --     (5,177,983)
                                                      -----------   ----------   ------------   ---------   ------------
Balance at March 31, 2000                              22,906,866      363,000    (21,532,612)   (200,000)     2,663,656
                                                      -----------   ----------   ------------   ---------   ------------

Issuance of common stock for services rendered            125,701                          --          --        126,277
Issuance of common stock for cash                         718,892     (363,000)            --          --        357,929
Issuance of shares for loan and interest conversions    2,760,737                          --          --      2,776,836
Issuance of shares for interests in mineral properties     63,318                          --          --         63,485
Issuance of common stock for exercise of options           49,785                          --          --         49,985
Non-cash compensation expense                              14,624                          --          --         14,624
Shares no longer subject to redeemtion                      3,730                          --          --          3,753
Issuance of stock for bonus                             2,918,194                          --          --      2,926,781
Net Loss                                                       --                  (6,636,480)         --     (6,636,480)
                                                      -----------   ----------   ------------   ---------   ------------
Balance at March 31, 2001                              29,561,847           --    (28,169,092)   (200,000)     2,346,846
                                                      -----------   ----------   ------------   ---------   ------------

Cummulative effect on prior years of change in
  accounting for sales of stock by subsidiaries         1,707,868                          --          --      1,707,868
Issuance of common stock for services rendered            371,801                          --          --        375,276
Issuance of shares for loan extension                      55,640                          --          --         56,000
Issuance of shares for interests in mineral properties    249,150                          --          --        250,000
Allocation of investor deposit to subsidiary stock        736,136                          --          --        736,136
Non-cash compensation expense                              14,624                          --          --         14,624
Net Loss                                                       --                 (16,797,081)         --    (16,797,081)
                                                      -----------   ----------   ------------   ---------   ------------
Balance at March 31, 2002                             $32,697,066           --   $(44,966,173)  $(200,000)  $(11,310,331)
                                                      ===========   ==========   ============   =========   ============

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                   2002                 2001                 2000
                                                               ------------         ------------         ------------
Cash flows from operating activities:
  Net loss                                                     $(16,797,081)        $ (6,636,480)        $ (5,177,983)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  Non cash compensation expense                                      14,624            2,941,405            1,608,001
  Common stock issued for services and interest expense             431,276              568,347              743,224
  Loss attributed to minority interest                             (335,333)            (290,336)            (202,565)
  Depreciation, amortization and depletion                          529,111              576,350              356,364
  Write off capitalized costs on oil and gas properties             690,048                 --                   --
  Asset impairment                                               13,010,364                 --                   --
  Amortization of lease discount                                       --                   --                485,622
  Allowance for doubtful accounts                                      --                287,371               33,912
  Changes in assets and liabilities
    Accounts receivable                                            (304,644)            (754,193)            (406,645)
    Other current assets                                            (60,747)             296,565             (266,577)
    Accounts payable and accrued expenses                         1,509,022            1,036,605             (829,394)
    Accrued interest                                                360,757              308,603              104,452
    Unearned revenue                                                   --                   --               (121,986)
    Deferred officers compensation                                  460,540              140,349              330,466
                                                               ------------         ------------         ------------
Net cash used in operating activities                              (492,063)          (1,525,414)          (3,343,109)
                                                               ------------         ------------         ------------
Cash flow from investing activities:
  Capital expenditures                                           (1,361,818)          (6,272,164)            (456,545)

  Net cash acquired from acquisition of STDC                           --                   --                168,046
                                                               ------------         ------------         ------------
Net cash used in investing activities                            (1,361,818)          (6,272,164)            (288,499)
                                                               ------------         ------------         ------------
Cash flows from financing activities:
  Proceeds from notes payable                                     1,153,692              250,000            2,324,983
  Repayments on notes payable                                       (32,032)             (25,000)             (10,593)
  Payment of investor deposit                                          --              1,000,000                 --
  Repayments on capital lease obligation                               --               (250,000)                --
  Proceeds from shareholder loans                                   431,000              141,000              333,602
  Repayments on shareholder loans                                      --                   --               (312,883)
  Proceeds from sale of common stock                                   --                407,914            6,785,426
  Proceeds from common stock subscribed                                --                   --                363,000
  Proceeds from sale of common stock of subsidiaries                   --                522,004              219,993
                                                               ------------         ------------         ------------
Net cash provided by financing activities                         1,552,660            2,045,918            9,703,528
                                                               ------------         ------------         ------------
Net (decrease) increase in cash                                    (301,221)          (5,751,660)           6,071,920
Cash at beginning of period                                         367,902            6,119,562               47,642
                                                               ------------         ------------         ------------
Cash at end of period                                          $     66,681         $    367,902         $  6,119,562
                                                               ============         ============         ============
Interest paid                                                  $    148,389         $      4,818         $     22,798
                                                               ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

1.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The business of Earth Search Sciences, Inc. ("the Company") is the collection of high value hyperspectral imagery of the earth's surface utilizing the Company's proprietary hyperspectral imaging sensors, principally in North America. This imagery is either sold to end users via contracts to collect the information, collected for the Company's own exploration purposes, or to be sold to third parties through its web based e-commerce site. The Company also performs a range of imagery processing services. Information collected by the sensor has applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and development, agricultural assessment and planning, including weed species identification, land use planning, forestry monitoring and planning and target identification for defense surveillance.

The Company has four wholly owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc. ("STDC"). In addition, there are five partially owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. As of March 31, 2002, Earth Search Resources, Inc., and Skywatch Exploration, Inc. are inactive. The 50% owned subsidiary ESSI Probe 1 LC was formed as a joint venture to own and operate hyperspectral instruments. Polyspectrum Imaging, Inc. was formed to develop, design, engineer, explore the feasibility of and construct additional airborne instruments.

The majority owned Petro Probe, Inc. was formed to identify and develop hydrocarbon properties by utilizing the Company's hyperspectral instruments, hydrocarbon geologists, and imagery processors. At March 31, 2002, Petro Probe, Inc. holds interest in seven oil and gas projects.

In fiscal 2000, Terranet, Inc. was formed as the Company's internet based global information and imagery distribution system. The system is to provide high value added data packages, tailored for end users that can be downloaded over the Company's high-speed delivery system. It is through the use of this high-speed delivery system that information can be provided to a wide customer base using high-speed broadband delivery of imagery and video. Terranet, Inc. is expected to begin operations in fiscal 2003.

The Company entered into an Agreement and Plan of Merger ("Agreement") with STDC dated November 15, 1999. Under the Agreement, the Company exchanged 4,000,000 shares of its common stock and options to purchase an additional 4,000,000 shares of its common stock at exercise prices ranging from $0.50 to $5.00 per share for all of the shares of common stock of STDC. The merger was finalized as of December 21, 1999 and was accounted for under the purchase method of accounting at a cost of $1,928,203. The excess of the cost of STDC over the historical cost of STDC net assets is allocated to the value of a satellite included in construction in progress. STDC results of operations for the period December 22, 1999 through March 31, 2000 are included in the Company's results of operations for the year ended March 31, 2000. In fiscal 2002 and 2001, a full year of STDC results of operations are consolidated with the Company.

STDC, in cooperation with the Department of the Navy's Office of Naval Research
(ONR) and several commercial partners, have worked on developing a remote-sensing instrument to be mounted on a satellite, Naval EarthMap Observer
(NEMO). The instrument is designed to, upon launch and deployment, provide imagery for applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and development,

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

agricultural assessment and planning, including weed species identification, land use planning, forestry monitoring and planning and defense surveillance markets throughout the world. See further discussion of recent NEMO project developments at note 5.

In fiscal 2002, the Company operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. In fiscal 2001 and 2000, the Company's sensors were operated in the United States and abroad. Contracts to operate the sensors abroad for major mining companies contributed $1,087,000 and $720,000 to revenue in 2001 and 2000. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $460,000, $81,000 and $143,000 to revenue in 2002, 2001, and 2000, respectively. STDC's contract with the Office of Naval Research to design, build, and operate a hyperspectral sensor mounted on a satellite contributed approximately $4,235,000, $1,094,000, and $663,000 to revenue in 2002, 2001 and 2000. In fiscal 2002, projects with one client accounted for approximately 84% of total revenue. In fiscal 2001, projects with three clients accounted for approximately 68% of total revenue. In fiscal 2000, projects with two clients accounted for approximately 89% of total revenue.

GOING CONCERN
The Company is experiencing working capital deficiencies because it has incurred operating losses. In addition, the Company is uncertain as to the future of the NEMO project (note 5). The Company has operated with funds received from the sale of its common stock and the issuance of notes. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate operating revenues to sustain ongoing operations.

The Company plans to increase the number of revenue producing services through the use of additional hyperspectral sensors and has entered into an agreement for an equity line (see note 13). There can be no assurance that the Company can raise the necessary funds to continue as a going concern.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Earth Search Sciences, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. Beginning in 2002, the Company's change of ownership in its subsidiaries as a result of the sale of its subsidiaries common stock is recorded in additional paid-in capital in the Company's financial statements. In prior years, these changes of ownership were recorded as increases in minority interest. The Company's financial statements reflect minority interests in subsidiaries for non-controlling interest held by third parties in Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc.

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

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

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

ACCOUNTS RECEIVABLE
The majority of the Company's accounts receivable are due from the ONR and are considered fully collectible (see note 5). Accounts receivable from other sources are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The Company established an allowance for doubtful accounts totaling $138,972 and $158,912 as of March 31, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT COSTS AND EXPLORATION COSTS
Research and development costs and exploration costs from using hyperspectral instruments to map areas of interest to the Company are expensed as incurred.

DEPRECIATION AND AMORTIZATION
The Company recognizes depreciation on its property and equipment using the straight-line method over estimated useful lives ranging from five years for computers and software, vehicles and equipment to ten years for the two hyperspectral sensors. The second generation probe included in construction in progress will be depreciated from the time it is placed into service. The ATM imagery database is fully depreciated. Satellite construction in progress represents only the Company's direct investment in the construction of the satellite and an allocation of the excess of the purchase price of STDC over the net book value of STDC assets. Upon successful launch and deployment of the satellite, the total costs incurred will be depreciated over a five year period, which is the expected life of the satellite.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In fiscal 2002, based on such review, the Company incurred an asset impairment on the NEMO project of $13,010,364 (see note 5).

INCOME TAXES
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

MINORITY INTEREST
Profit and losses from subsidiaries with minority interest are allocated to the minority interest liability account based on the percentage of minority interest ownership. Once losses applicable to the minority interest in the subsidiary exceed the minority interest in the equity capital of the subsidiary, then no additional losses will be allocated to the minority interest liability account.

COMMON STOCK
Common stock issued for other than cash consideration is reflected in the accompanying financial statements at estimated fair value on the date of issue.

TREASURY STOCK
Treasury stock is recorded at cost. Sales of treasury stock at amounts in excess of or below cost, net of selling expenses, have been recorded as increases/decreases in additional paid-in capital.

NET LOSS PER COMMON SHARE
Net loss per common share has been computed based on the weighted average number of the Company's common shares outstanding. Common stock equivalents have not been considered in the diluted net loss per share calculation because their effect on net loss per share is anti-dilutive. Exercisable stock option and warrant shares outstanding as of March 31, 2002, 2001 and 2000 totaled 19,575,000, 19,575,000, and 32,850,000, respectively.

CHANGES IN CLASSIFICATION
Certain reclassifications have been made to the fiscal 2001 and 2000 financial statements to conform with the financial statement presentation for fiscal 2002. Such reclassifications had no effect on the Company's results of operations or shareholders' equity.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

AND TRANSACTIONS, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of SFAS 144 on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company will be required to adopt this statement for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the potential effect of the initial application of SFAS 146 on its consolidated financial statements.

2.  CHANGES IN ACCOUNTING FOR SALES OF STOCK BY SUBSIDIARIES

In fiscal 2002, the Company changed its method of accounting for the sales of stock by its subsidiaries to account for these sales as increases in additional paid-in capital instead of as an increase to minority interest in the accompanying consolidated financial statements. Management believes that because of the developing nature of operations of the subsidiaries with minority interest, the new method of accounting will provide more meaningful information concerning sales of stock by its subsidiaries and, correspondingly, the minority interest liability account. The Company recognized an increase in additional paid-in capital of $1,707,868, as a cumulative effect on prior years of this change in account principles.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             Year ended March 31,
                                                                   2002              2001              2000
                                                                ----------        ----------        ----------
Non-cash financing and investing activities:
  Notes payable and interest converted into common stock        $     --          $2,776,836        $   89,178

  Common stock issued in lieu of interest payments                    --                --             273,750
  Issuance of shares for mineral properties                        250,000            63,485           226,632

  Issuance of shares for acquisition of STDC                          --                --           1,928,203
  Allocation of investor deposit to subsidiary stock               736,136              --                --
  Allocation of investor deposit to minority interest               13,864              --                --

  Allocation of investor deposit to mineral property                60,000              --                --

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

4.  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                March 31,
                                                        2002                 2001
                                                    ------------         ------------
      Mineral properties (A)                        $  1,293,746         $  1,363,785
      ATM imagery database                               134,000              134,000
      Computers and software                             303,784              297,639
      Vehicles and equipment                           1,089,270            1,054,468
      Hyperspectral instruments (B)                    4,058,000            4,058,000
      Construction in progress (C)                       900,000           13,019,501
                                                    ------------         ------------
                                                       7,778,800           19,927,393
      Accumulated depreciation, amortization
         and depletion                                (2,088,220)          (1,559,108)
                                                    ------------         ------------
                                                    $  5,690,580         $ 18,368,285
                                                    ============         ============

      (A) In fiscal 2001, the Company acquired working interests in two additional oil and gas properties for $555,406 and the issuance of 167,066 shares of its common stock valued at $63,485. In fiscal 2002, the Company paid $680,008 on existing properties and one new property by issuing 850,340 shares of stock valued at $250,000 and paid $430,008 with working capital.

            In fiscal 2001, one of the oil and gas properties with capitalized costs totaling approximately $250,000 began production. The Company recognized $348,873 and $417,319 in revenue from that property in fiscal 2002 and 2001, respectively. Capitalized costs for that project amortized under the unit-of-production method were $58,614 and $34,633 in fiscal 2002 and 2001, respectively.

            In fiscal 2002, the Company wrote-off $690,048 of previously capitalized costs on three oil and gas drillings that were determined to be uneconomical wells. In addition, the Company sold a partial interest in another of the properties for $60,000.

            Based on an outside engineering study dated May 2001, the current producing well had initial estimated reserves of 20.1 billion cubic feet of natural gas and 17,000 barrels of oil. The well has produced
            6.9 billion cubic feet of natural gas and 15,800 barrels of oil as of March 31, 2002. The Company's interest in the discounted net cash flows from this well is estimated to be $661,000 as of March 31, 2002 based on prices for natural gas and oil as of March 31, 2002.

            The estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

      (B) The Company entered into a sale-leaseback of a hyperspectral instrument in 1997. The instrument was sold for $2,500,000 and leased back under the following terms: 1) the Company will lease the instrument for $250,000 per year bearing interest at the prime rate plus 2% through June 2007; 2) at any time during the above lease period but no later than April 10, 2000, the Company could repurchase the instrument for $3,500,000 net of any lease payments;
            3) at any time prior to the repurchase, the lessor may convert the remaining obligation into shares of the Companys subsidiary's common stock at a conversion rate of 40% of the stock's then fair market value. In the event the Company is not the operator at the time of exercise of the option, the lessee shall substitute comparable equity securities or other rights subject to reasonable approval of lessor; 4) the Company issued to lessor 1,000,000 unregistered shares of the Company's common stock and warrants to purchase an additional 1,000,000 unregistered shares of the Company's common stock at an exercise price of $2 per share; and 5) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. The Company recorded a capital lease obligation of $3,500,000 (net of a debt discount of $1,375,000) and $375,000 in shareholders' equity related to the shares of common stock and stock purchase warrants issued in conjunction with the above transaction.

            In fiscal 2001, the Company issued a promissory note for $250,000 for the third lease payment due on April 2001. This note was later converted to common stock per the terms of the note.

            The cost of the equipment under capital leases is $2,100,000 with related accumulated depreciation of $945,000 and $875,000 at March 31, 2002 and 2001, respectively.

            The Company did not repurchase the hyperspectral instrument as of April 10, 2002. The total liability of $3,277,415, which includes $527,414 of accrued interest, is currently due as the Company anticipates repurchase of the instrument within the next twelve months (see note 15).

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

            In fiscal 2000, the Company completed purchase and received its second hyperspectral instrument. The capitalized cost of the instrument is $1,958,000 with accumulated depreciation of $489,500 and $233,700 as of March 31, 2002 and 2001, respectively.

      (C) Included in construction in progress at March 31, 2001 is $12,119,501 of costs and allocated purchase price related to the development of a remote sensing instrument and satellite. Additional costs of $890,863 were incurred during fiscal 2002. In 2002, the Company's agreement with the ONR was terminated and the Company recognized an impairment loss of $13,010,364 (see note 5). At March 31, 2002, the remaining $900,000 balance represents development costs of the second generation hyperspectral instrument, which the Company anticipates completing during fiscal 2003.

5.    NAVAL EARTHMAP OBSERVER (NEMO) PROJECT

      In May 2002, the Company received notification from the ONR indicating that the performance period for the agreement governing the NEMO project had ended and that is was time to initiate close-out procedures, which include accounting for the distributions of federal funds under the agreement and accounting for and disposing of all real property and equipment acquired under the agreement. Further, the ONR requested the Company to provide an audited record of all distributions of federal and non-federal funds under the agreement. The Company is waiting for an audit date to be set by the ONR and the Defense Contract Audit Agency.

      Management believes that after the close-out procedures and the related audit of project distributions, the Company may enter into a new agreement with the ONR relating to the NEMO project. Further, management believes that given the Company's significant contribution to the NEMO project to date, any future agreement with the ONR would most likely include appropriate compensation and reimbursement. The ONR is unwilling to formally discuss this possibility until after the completion of the close-out audit.

      Given the uncertainty surrounding the future of the NEMO project, the Company reevaluated the carrying value of the costs incurred in the development of the remote sensing instrument and satellite. Under the direction of current accounting pronouncements, the Company determined that the asset was impaired and recognized a loss on the long-lived asset of $13,010,364 as of March 31, 2002.

      As of March 31, 2002, accounts receivables include $1,105,995 due from the ONR as reimbursement for certain subcontract costs, which the Company believes were approved by the ONR for payment with federal funds. The ONR has questioned $649,839 of this balance and refuses reimbursement until the conclusion of the NEMO project close-out audit. Management is confident that the Company has accounted for the disbursements of federal funds properly, but it is possible that the amount in question may not ultimately be reimbursed by the ONR.

      Included in accounts payable as of March 31, 2002 is $ 7,596,683 of accounts payable to NEMO subcontractors and vendors. $1,105,995 of these payables are matched by the $1,105,995 of accounts receivable due from the ONR. The remaining accounts payable of $6,490,688 are obligations of STDC to NEMO subcontractors and vendors that are to be paid with funds raised into

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

      STDC from industry sources. The related costs were capitalized in the construction in process account and are part of the $13,010,364 impairment loss recognized in 2002.

6.    NOTES PAYABLE

      Notes payable consist of $396,117 in unsecured promissory notes with rights of conversion. The terms of these debt instruments are typically for an initial period of ninety days or one year and are renewable at maturity for one year. The notes bear interest at rates ranging from 10% to 12.5%. Holders of the notes at their option have the right to convert the principal amount plus interest into restricted shares of the Company's common stock, subject to the terms of the promissory notes. As of March 31, 2002 and 2001, accrued interest on these notes payable aggregated $98,742 and $62,651, respectively, and has been included in accrued interest in the accompanying consolidated balance sheets.

      In fiscal 2002, the Company and its Petro Probe subsidiary secured a $1,200,000 loan from an outside party maturing on June 15, 2003. Payments totaling $18,011 are due monthly with the unpaid principal balance accruing interest at 15%. The Company and its subsidiary have an option to renew the loan for an additional year for a loan extension fee. The loan is collateralized with a security interest in the Company's airplane, a hyperspectral sensor, working interest in an oil and gas property and a deposit made out of loan proceeds and held at a financial services company. $44,270 of this loan is included in current liabilities, and the balance of $1,033,698, net of deposit held, is included in long-term liabilities.

      In fiscal 2001, $2,776,836 of notes outstanding plus accrued interest were converted into common stock at the agreed upon conversion rates.

7.    SHAREHOLDER LOANS

      The Company has financed its operations in part by funds received from advances by shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2002 and 2001, interest accrued on such advances aggregated $400,186 and $294,332, respectively, and has been included in accrued interest in the accompanying consolidated balance sheets.

      Shareholder loans are reflected as a noncurrent liability in the accompanying consolidated financial statements due to: a) the undefined terms of repayments, b) the inability of the Company to repay the advances unless and until it achieves positive cash flow, and c) the possibility that the obligations will be satisfied through the issuance of shares of the Company's common stock. The Company does not anticipate repayment of the loans during the fiscal 2003.

8.   DEFERRED OFFICERS' COMPENSATION

      Deferred compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, Chief Executive Officer, Chief Financial Officer and Secretary). The Company recorded net deferred officer compensation, accrued payroll taxes and accrued interest of $460,541, $140,349, and $425,104 during the fiscal years ended March 31, 2002, 2001 and 2000, respectively, and included these amounts in general and administrative expenses. The Company is accruing interest on

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

      the deferred compensation balances at a rate of 8.5%, compounded quarterly. The Company is making full salary payments to the Chairman, Chief Executive Officer, Chief Financial Officer and Secretary as cash flow allows. The Company anticipates repayments of a portion of these amounts during fiscal 2003 (see note 16).

9.   BUSINESS SEGMENT INFORMATION

      The major activities of the Company and its subsidiaries are broken down into an Airborne Hyperspectral Services business segment, a Satellite Development business segment, an Oil and Gas property business segment and an Other Industries business segment. The Airborne Hyperspectral Services segment and Satellite Development segment will utilize remote sensing instruments to earn revenue from the sale of hyperspectral imagery. The current Satellite Development business segment revenue is from a cost reimbursement contract with the U.S. Navy for the construction of the NEMO project. Transactions between the business segments are loans, interest, and management fees based on an allocation of incurred costs for general and administrative expenses. As the consolidated group is operating at a net loss position, no income tax expense or benefit is provided.

                                                          Business Segment Information for Fiscal Year 2002

                                      Airborne                                                     Adjustments
                                    Hyperspectral    Satellite      Oil and Gas        Other           and
                                      Services       Development     Properties      Industries    Eliminations     Combined
                                    ------------    ------------    ------------    ------------   ------------   ------------

Revenue                             $    460,306    $  4,235,319    $    348,873            --             --     $  5,044,498
                                    ============    ============    ============    ============   ============   ============
Operating Income (Loss)             $   (450,835)   $(14,728,729)   $   (733,424)   $   (463,509)          --     $(16,376,497)
                                    ============    ============    ============    ============   ============   ============
Interest income                            2,129           2,684            --              --             --            4,813

Interest expense                        (281,175)       (479,555)           --              --             --         (760,730)
Income from continuing operations
before income taxes and minority
interests                                   --              --              --              --             --      (17,132,414)

Identifiable assets at 3/31/2002    $  4,557,206    $  1,176,938    $  1,251,374    $    111,073           --     $  7,096,591
                                    ============    ============    ============    ============   ============   ============
Total Assets at 3/31/2002           $  7,096,591
                                                                                                                  ============
Depreciation and amortization for
the period ended 3/31/2002          $    468,774    $       --      $     58,615    $      1,723           --     $    529,112
                                    ============    ============    ============    ============   ============   ============
Capital expenditures for the
period ended 3/31/2002              $     40,946    $    890,863    $    680,009    $       --             --     $  1,611,818
                                    ============    ============    ============    ============   ============   ============

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                          Business Segment Information for Fiscal Year 2001

                                      Airborne                                                     Adjustments
                                    Hyperspectral    Satellite      Oil and Gas        Other           and
                                      Services       Development     Properties      Industries    Eliminations     Combined
                                    ------------    ------------    ------------    ------------   ------------   ------------

Revenue                             $  1,167,741    $  1,093,926    $    417,319           --              --     $  2,678,986
                                    ============    ============    ============    ============   ============   ============
Operating Income (Loss)             $ (4,166,052)   $ (1,324,622)   $     39,064    $   (537,786)          --     $ (5,989,396)
                                    ============    ============    ============    ============   ============   ============
Interest income                           24,715          73,721            --             --              --           98,436


Interest expense                        (464,323)       (571,533)           --             --              --       (1,035,856)
Income from continuing operations
before income taxes and minority
interests                                   --              --              --             --              --       (6,926,816)

Identifiable assets at 3/31/2001    $  4,934,159    $ 13,091,253    $  1,570,357    $    114,357           --     $ 19,710,126
                                    ============    ============    ============    ============   ============   ============
Total Assets at 3/31/2001                   --              --              --             --              --     $ 19,710,126
                                                                                                                  ============
Depreciation and amortization
for the period ended 3/31/2001      $    538,419    $      1,575    $     34,633    $      1,723           --     $    576,350
                                    ============    ============    ============    ============   ============   ============
Capital expenditures for the
period ended 3/31/2001              $  1,624,647    $  3,666,100    $    939,153    $    105,750           --     $  6,335,650
                                    ============    ============    ============    ============   ============   ============

                                                          Business Segment Information for Fiscal Year 2001

                                      Airborne                                                     Adjustments
                                    Hyperspectral    Satellite      Oil and Gas        Other           and
                                      Services       Development     Properties      Industries    Eliminations     Combined
                                    ------------    ------------    ------------    ------------   ------------   ------------
Revenue                             $    863,655    $    662,791    $       --      $       --     $       --     $  1,526,446
                                    ============    ============    ============    ============   ============   ============
Operating Income (Loss)             $ (2,933,764)   $   (740,392)   $   (143,843)   $   (372,938)  $    (90,796)  $ (4,281,733)
                                    ============    ============    ============    ============   ============   ============
Interest income                           15,396          23,425            --              --             --           38,821


Interest expense                      (1,066,149)       (161,642)           --              --           90,796     (1,136,995)
Other expense                               (641)           --              --              --             --             (641)
Income from continuing operations
before income taxes and minority
interests                                   --              --              --              --             --       (5,380,548)

Identifiable assets at 3/31/2000    $  7,235,839    $ 11,825,838    $    452,142    $     18,411           --     $ 19,532,230
                                    ============    ============    ============    ============   ============   ============
Total Assets at 3/31/2000                   --              --              --              --             --     $ 19,532,230
                                                                                                                  ============
Depreciation and amortization for
the period ended 3/31/2000

                                    $    355,502    $       --      $       --      $        862           --     $    356,364
                                    ============    ============    ============    ============   ============   ============
Capital expenditures for the
period ended 3/31/2000              $    253,084    $  2,595,677    $    421,632    $      8,616           --     $  3,279,009
                                    ============    ============    ============    ============   ============   ============

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

10.   QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                                 Fiscal 2002
                                                        First              Second             Third             Fourth
                                                    -------------      -------------      -------------      -------------
Revenue                                             $   1,522,069      $     977,679      $   1,603,999      $     940,751
Gross  margin                                            (353,857)           114,267            160,774           (219,669)
Loss before minority interest                          (1,199,779)        (1,152,276)          (750,494)       (17,117,790)
Net loss                                            $  (1,085,520)     $  (1,076,308)     $    (674,003)     $ (13,946,626)
Shares applicable to basic and diluted loss per
share                                                 154,201,609        154,219,439        155,142,599        158,560,321
Basic and diluted loss per share                    $       (0.01)     $       (0.01)     $       (0.00)     $       (0.09)

                                                                                 Fiscal 2001
                                                        First              Second             Third             Fourth
                                                    -------------      -------------      -------------      -------------
Revenue                                             $     463,014      $     259,863      $   1,159,048      $     797,061

Gross  margin                                            (518,350)           (66,035)           650,450            835,484
Loss before minority interest                          (1,507,523)        (1,296,457)        (3,570,273)          (552,563)
Net loss                                            $  (1,435,247)     $  (1,225,342)     $  (3,505,087)     $    (470,804)
Shares applicable to basic and diluted loss per
share                                                 128,179,335        130,112,623        134,509,211        146,471,805
Basic and diluted loss per share                    $       (0.01)     $       (0.01)     $       (0.03)     $       (0.00)

                                                                                 Fiscal 2000
                                                        First              Second             Third             Fourth
                                                    -------------      -------------      -------------      -------------
Revenue                                             $     101,784      $     238,317      $      79,678      $   1,106,667

Gross margin                                               27,741             12,964            (62,247)          (248,424)
Loss before minority interest                            (347,460)          (726,078)        (1,293,270)        (3,013,740)
Net loss                                            $    (548,830)     $    (726,078)     $  (1,293,270)     $  (2,609,805)
Shares applicable to basic and diluted loss per
share                                                  98,327,779         98,610,500        104,354,564        117,972,227
Basic and diluted loss per share                    $       (0.01)     $       (0.01)     $       (0.01)     $       (0.02)

11.   INCOME TAXES

      The Company recorded no provision for income taxes in fiscal 2002, 2001 and 2000 due to the operating losses incurred from inception to date.

      The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                           March 31,
                                                     2002             2001
                                                 ------------     ------------
      Net operating loss carryforwards           $ 13,445,538     $  7,793,843
      Other net deferred tax assets                 1,158,986        1,127,703
                                                 ------------     ------------
      Gross deferred tax assets                    14,604,524        8,921,546
      Deferred tax assets valuation allowance     (14,604,524)      (8,921,546)
                                                 ------------     ------------
                                                 $       --       $       --
                                                 ============     ============

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

      The deferred tax asset has been fully reserved because the Company cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

      The benefit for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                                                  Year ended March 31,
                                                       2002                2001                2000
                                                   -----------         -----------         -----------
      Income tax benefits at statutory rate        $ 5,706,035         $ 2,654,593         $ 2,058,593
      Decrease in benefit resulting from:
      Permanent differences and other                  (23,057)            (43,472)            103,830
      Increase in valuation allowance               (5,682,978)         (2,611,121)         (2,162,423)
                                                   -----------         -----------         -----------
                                                   $      --           $      --           $      --
                                                   ===========         ===========         ===========

      The Company has net tax operating loss carryforwards at March 31, 2002 of approximately $39,545,700. Such carry forwards may be used to offset taxable income, if any, in future years through their expiration in 2003 through 2022. Future expiration of tax loss carryforwards, if not utilized, are as follows: 2003, $104,696; 2004, $176,084; 2005, $225,957;
      2006, $143,645; and 2007, $714,994 and thereafter, $38,180,324. The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the Company's ownership as defined by section 382 of the Internal Revenue Code, which may occur in the future. Such limitations could result in the expiration of a part of the loss carryforwards before their utilization.

12.  OFFICER AND DIRECTOR STOCK OPTIONS

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

      In fiscal 2000, the Company's common stock maintained a price that resulted in the vesting of the above options with the $1.00 exercise price. As a result of the vesting of these options, the Company recognized non-cash compensation expense of $1,593,600 in fiscal 2000. As of March 31, 2002, no additional options were vested.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

      During fiscal 2000, the Board of Directors issued options to a new employee to purchase 650,000 shares of the Company's common stock with an exercise price below fair value. In fiscal 2002, 2001 and 2000, the Company recognized $14,624 $14,624 and $14,401, respectively, of non-cash compensation expense related to these options.

      During fiscal 2001, the Board of Directors approved performance based bonuses in the form of options to the officers of the Company. The specific vesting criteria for these options are described below:

      10% of options shall be considered vested and bonused as paid in full shares for past services to the Company; 15% of all options shall become vested and paid in full when the Company is successful in obtaining a commitment from a strategic partner, financial institution, reputable investment banker or other source in raising capital sufficient to fund the NEMO program; 20% vested and paid in full when successful in raising gross capital of at least $6,000,000; 20% vested and paid in full when successful in raising gross capital of at least $30,000,000; 20% vested and paid in full when successful in raising gross capital of at least $100,000,000; and 15% vested and paid in full in the event the NEMO program is successfully funded

      During fiscal 2001, the Board of Directors approved the issuance of 8,587,000 shares against options as a stock bonus. The Company reduced options outstanding by 8,587,000 and recorded non-cash compensation expense of $2,926,781.

      The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. This statement allows companies to choose whether to account for stock-based compensation under the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") or to use a fair value method described in FAS 123. The Company continues to follow the provisions of APB 25. No compensation cost has been recognized on the Company's stock option grants except as described previously, as the options include an exercise price equal to or exceeding the fair value on the date of grant.

      Prior to fiscal 2002, the Company granted two individuals a combined total of 1,687,500 stock options, which vest after certain pre-established performance criteria have been met. As of March 31, 2002, the Board had not determined the criteria. Therefore, these options are considered to be non-vested.

      In fiscal 2002, no stock options were granted. The Company has determined that the pro forma effects of applying FAS 123 in 2002 is immaterial. The proforma effect in 2001 and 2000 would increase the net loss by approximately $986,000 and $1,044,000, respectively. The fair value was determined using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                              Fiscal       Fiscal       Fiscal
                                               2002         2001         2000
                                               ----         ----         ----
              Risk-free interest rate          N/A          5.59%        5.63%
              Expected dividend yield          N/A           --           --
              Expected lives                   N/A          2.54         4.78
              Expected volatility              N/A           131%         128%

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

      The following table summarizes the employee stock option transactions described above.

                                            Shares
                                             under            Weighted-average
                                            option             exercise price
                                          -----------            ----------
            Balance, March 31,1999         30,500,000            $     0.90
               Options granted              5,650,000                  0.20
               Options cancelled                 --                     --
               Options exercised           (1,800,000)                 0.12
                                          -----------            ----------
            Balance, March 31,2000         34,350,000                  0.83
               Options granted              4,750,000                  0.49
               Options cancelled           (4,500,000)                 0.46
               Options exercised           (8,787,000)                 0.27
                                          -----------            ----------
            Balance, March 31,2001         25,813,000                  1.01
               Options granted                   --                     --
               Options cancelled           (1,875,000)                 0.50
               Options exercised                 --                     --
                                          -----------            ----------
            Balance, March 31,2002         23,938,000            $     1.05
                                          ===========            ==========

      The weighted average per share fair value of options granted during fiscal years 2001 and 2000 was $0.31 and $0.11, respectively.

      In fiscal 2000, the Company exchanged 4,000,000 shares of its common stock and options to purchase an additional 4,000,000 shares of its common stock, at exercise prices ranging from $0.50 to $5.00 per share, for all of the shares of common stock of STDC.

      The following table summarizes information about employee stock options and the options issued as part of the acquisition of STDC outstanding at March 31, 2002.

                                  Options Outstanding
                      -------------------------------------------------
                                        Weighted
                                        average
           Exercise      Number        remaining             Number
             price    outstanding   contractual life      exercisable
           --------  ------------   ----------------   ----------------
                                        (Years)
             0.07       150,000          0.67                150,000
             0.14       488,000          2.50                362,500
             0.21     5,375,000          3.69              5,375,000
             0.30     1,500,000          0.59              1,500,000
             0.50     4,475,000          0.80              2,787,500
             0.75       250,000          1.76                250,000
             0.84       112,500          1.16                112,500
             1.00     3,537,500          0.89              3,537,500
             1.50     3,550,000          0.79                500,000
             2.00     4,250,000          1.27              1,250,000
             2.50     3,000,000          0.33                   --
             3.00       750,000          3.50                750,000
             4.00       250,000          3.50                250,000
             5.00       250,000          3.50                250,000
                    -----------                          -----------
                     27,938,000                           17,075,000
                    ===========                          ===========

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

13.   REDEEMABLE COMMON STOCK AND NONREDEEMABLE SHAREHOLDERS' EQUITY

      REDEEMABLE COMMON STOCK
      Included in redeemable common stock are amounts related to a potential rescission offer related to certain shares sold in the state of Idaho (see note 14). During fiscal 2001 and 2000, 23,167 and 591,754 shares of redeemable stock were sold by the original investors and thus reclassified as common stock and additional paid in capital.

      PREFERRED STOCK
      During the year ended March 31, 1998, the Company issued 200,000 shares of its Series A preferred stock; 100,000 of these shares were issued as a result of the conversion of a note payable. Each share of the Company's Series A preferred stock is convertible into five shares of the Company's common stock. The preferred stock has liquidation preference in the amount of $5.00 per share or $1,000,000. The preferred stock is redeemable by the Company and has no voting rights. In addition, the recipient of the preferred stock was granted warrants as discussed below to purchase an additional 1,000,000 shares of the Company's common stock. As such, 2,000,000 shares of the Company's common stock have been reserved for issuance upon the conversion of the Series A preferred stock and exercise of the warrants.

      TREASURY STOCK
      In fiscal 1999, the Company received into treasury 1,000,000 shares of redeemable common stock previously issued to a vendor as payment for a hyperspectral instrument contract that was subsequently cancelled. The Company subsequently reissued 500,000 of these shares to a third party during fiscal 1999.

      STOCK WARRANTS
      During fiscal 1998, warrants to purchase 3,000,000 shares of the Company's common stock were granted to investors of the Company with exercise prices ranging from $1.30 to $2.00 per share and expire 3 to 5 years after issuance. In both fiscal 2002 and 2001, 1,000,000 of these warrants expired.

      In conjunction with the equity line, the Company issued warrants to the investor to purchase 1,500,000 shares of the Company's common stock for 5 years at a price equal to the lesser of 95% of an average stock price after the definitive documents were signed or 95% of the market price at the date of effectiveness of the registration statement. The Company determined the estimated fair value of these warrants to be immaterial, and, as such, did not record the deferred financing cost asset. Additional warrants up to 1,500,000 will be issued pro rata as the equity line is used. The price of these additional warrants will be based on the market price immediately following sale to the investor.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

      PRIVATE PLACEMENT OF TERRANET, INC. COMMON STOCK
      In fiscal 2000, Terranet, Inc., issued 62,965 shares of its common stock at approximately $3.00 per share. This transaction increased minority interest by $189,493 (see note 2).

      PRIVATE PLACEMENT OF PETRO PROBE, INC. COMMON STOCK
      In fiscal 2001 and 2000, Petro Probe, Inc., issued 22,332 and 10,166 shares, respectively, of its common stock at approximately $3.00 per share. This transaction increased minority interest by $67,000 and $30,500, respectively (see note 2). In fiscal 2002, 250,000 shares of Petro Probe stock were allocated against investor deposit. This transaction increased minority interest by $13,864 and additional paid-in capital by $736,136.

      PRIVATE PLACEMENT OF ECO PROBE, INC. COMMON STOCK
      In fiscal 2001, Eco Probe, Inc., issued 151,667 shares of its common stock at approximately $3.00 per share. This transaction increased minority interest by $445,004 (see note 2).

      In fiscal 2000, warrants to purchase 100,000 shares of either Petro Probe or Terranet at $3.00 per share for two years and 100,000 shares of either Petro Probe or Terranet at $5.00 per share for five years were issued to a consultant of the Company. In Fiscal 2002, 100,000 of these warrants expired.

      EQUITY LINE
      In fiscal 2002, the Company signed a definitive agreement with an investor for an equity line of up to $10,000,000 for one year with an extension option for another year. The terms of the equity line are that the Company, after the effectiveness of a registration statement, at its option can sell its registered common shares to the investor on a monthly basis. The maximum amount of funds that can be raised in any month is $1,500,000 limited by a calculation based on the average volume of the stock for the preceding month and the price of the stock. In conjunction with this agreement, the Company placed 5,500,000 shares of common stock into an escrow account for possible future sales to the investor. These shares are excluded from the net loss per share computation. Subsequent to March 31, 2002, the Company made its first sale of 1,739,332 common shares to the investor for $150,000.

14.   COMMITMENT AND CONTINGENCIES

      CONTRACTUAL COMMITMENTS
      As of March 31, 2002, the Company has outstanding purchase orders, commitments, and contracts with future milestone payments totaling $2,350,000.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

OPERATING RENT
      Future minimum rental payments and sublease rental income to be received under non-cancelable leases with initial terms in excess of one year are as follows at March 31, 2002:


        Year ending          Total         Sublease Rental
          March 31        Commitments         (Income)             Net Rent
       --------------  ----------------- ------------------  ----------------
           2003          $    209,299      $   (24,726)        $    184,573
           2004               129,492           (2,061)             127,431
           2005               114,391             --                114,391
           2006                34,770             --                 34,770
                       ----------------- ------------------  ----------------
                         $    487,952      $   (26,787)        $    461,165
                       ================= ==================  ================

      Rental expense for office space included in operations for the fiscal years ended March 31, 2002, 2001, and 2000 is $167,290, $132,529, and
      $30,341, respectively. In fiscal 2001, the Company entered into a lease for its office in Kalispell, Montana. The lease is with two officers of the Company and is for a term of 5 years with minimum monthly payments of $6,400.

      LITIGATION
      In fiscal 1997, the Company settled its lawsuit with the Idaho Department of Finance. As a result of the settlement, the Company agreed to proceed with a rescission offer to certain Idaho residents who invested in the Company at $0.16 to $0.18 per share at which they originally purchased the Company's common stock. In fiscal 2001, 23,167 shares of the Company's common stock subject to rescission were sold by such Idaho investors. In conjunction with the rescission settlement, $17,981 related to 110,993 shares of common stock have been recorded in redeemable common stock as of March 31, 2002 and 2001.

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

      In May 2002, the Company filed counterclaims against the vendor for breach of contract and unjust enrichment on the grounds that, despite the Company having paid approximately $300,000 and transferring 500,000 of the Company's common stock to the vendor, the vendor failed to provide the Company with the products and services it was contractually obligated to provide. The vendor's response to these counterclaims is due in June 2002.

15.  RELATED PARTY TRANSACTIONS

      During fiscal 1998, the Company entered into various agreements with an international mining company, which is a shareholder. The agreements executed between the Company and the mining company provide, under certain restrictions, an exclusive license to use Probe 1 for commercial mining purposes. The agreements have a three-year term, with an automatic three-year renewal

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

      unless the agreements are terminated by either party at the end of the initial three-year period. In December 2000, the agreement was terminated and the Company is reviewing its options under their agreement. Under the terms of the agreements, the Company was guaranteed minimum services work of $750,000 in year one, $2,000,000 in year two, $3,000,000 in year three, and $3,000,000 in each subsequent year. The Company has not recorded the difference between committed revenue under the agreement and actual revenue. In year one, the Company earned $810,000 in revenue with direct costs of $652,000 on missions flown under this contract. In year two, the Company earned $511,000 in revenue with direct costs of $331,000 on missions flown under this contract. In year three the Company earned $631,000 in revenue with direct costs of $397,824 under this contract. Furthermore, the agreement grants the Company net smelter royalties ranging from 1.5% to 2.5% of revenues on properties subsequently owned or optioned by the mining company. 200,000 shares of the Company's Series A preferred stock were issued to the mining company and an affiliate for consideration equal to $1,000,000; furthermore, the mining company and affiliate were granted warrants to purchase 1,000,000 shares of the Company's common stock at a price of $2.00 per share.

      During fiscal 2002, General Petroleum, Inc. (GPI) a company previously wholly-owned by an officer and director of the Company entered into an agreement with Accuprobe, lessor to the Company of a hyperspectral instrument (see note 4). The agreement requires the former sole shareholder of Accuprobe to transfer 100% of his equity in Accuprobe to GPI in exchange for equity in GPI. Presently, not all of the requirements of the agreement have been met. Also during fiscal 2002, GPI exchanged a portion of its equity for the 50% interest in the ESSI 1 LC owned by an outside party. It is the intention of the Company and GPI to enter into an agreement to allow the Company to purchase and own 100% of both hyperspectral instruments.

16. SUBSEQUENT EVENTS

      In April 2002, the Company received $600,000 from an investor for partial interests in the Company's oil and gas properties and stock in a subsidiary.

      As of May 28, 2002, the Board of Directors accepted the resignation of the Company's Chief Executive Officer, Director of the Company, and as an officer and director of subsidiaries of the Company, including STDC. The Company issued 3,574,273 of common shares of the Company to this individual as payment in full for all deferred wages including interest totaling $461,141. This amount is included as a current liability as of March 31, 2002. The Company Chairman is temporarily assuming the Chief Executive Officer position.

      In May 2002, the Company converted two promissory notes to common stock of the Company per the conversion provisions of the notes. Notes with principal of $575,000 plus interest of $158,233 were converted into 8,333,329 shares of common stock.