Form 10-Q
period 2002-06-30
EARTH SEARCH SCIENCES INC
filed 2002-08-19
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2002

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

The number of shares outstanding of each of the registrant's classes of common stock, as of August 15, 2002, covered by this report: 176,513,248 shares. The registrant has only one class of common stock.

================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2002

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                PAGE
                                                                         ----
            Consolidated Balance Sheets as of June 30, 2002,
              (unaudited) and March 31, 2002.                              3

            Consolidated Statements of Operations for the Three
              Months Ended June 30, 2002 and 2001 (unaudited).             4

            Consolidated Statements of Cash Flows for the Three
              Months Ended June 30, 2002 and 2001 (unaudited).             5

            Selected Notes to Consolidated Financial Statements.           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

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

EARTH SEARCH SCIENCES, INC.
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------
                                                                     June 30, 2002
                                                                      (unaudited)         March 31,2002
                                                                      ------------         ------------
Assets
Current assets:
    Cash                                                              $    402,708         $     66,681
    Accounts receivable, net                                               890,535            1,205,175
    Other current assets                                                   129,935              134,155
                                                                      ------------         ------------
Total current assets                                                     1,423,178            1,406,011
Property and equipment, net                                              5,455,732            5,690,580
                                                                      ------------         ------------
Total assets                                                          $  6,878,910         $  7,096,591
                                                                      ============         ============
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
    Notes payable                                                     $     90,480         $    440,387
    Capital lease obligation                                             3,323,694            3,277,415
    Deferred officers' compensation                                           --                423,641
    Accounts
payable                                                                  8,282,573            8,620,402
    Accrued expenses                                                        95,630              212,773
    Accrued interest                                                       376,357              498,928
    Investor deposit                                                       377,215              190,000
                                                                      ------------         ------------
Total current liabilities                                               12,545,949           13,663,546
Long-term liabilities:
    Notes payable less current portion                                   1,022,085            1,033,698
    Shareholder loans                                                    1,031,845            1,256,844
    Deferred officers' compensation                                      2,277,832            2,215,094
                                                                      ------------         ------------
Total liabilities                                                       16,877,711           18,169,182
Minority interest                                                          157,011              219,759
Commitments and contingencies                                                 --                   --
Redeemable common stock, $.001 par value                                    17,981               17,981
Nonredeemable shareholders' (deficit) equity:
    Series A preferred stock; 200,000 shares authorized,
     issued and outstanding; liquidation preference $1,000,000           1,000,000            1,000,000
    Common stock, $.001 par value; 200,000,000 shares
     authorized; 175,707,608 and 158,775,576 shares,
     respectively, issued and outstanding                                  175,708              158,776
    Additional paid-in capital                                          34,504,281           32,697,066
    Treasury stock                                                        (200,000)            (200,000)
    Accumulated deficit                                                (45,653,782)         (44,966,173)
                                                                      ------------         ------------
                                                                       (10,173,793)         (11,310,331)
                                                                      ------------         ------------
Total liabilities and shareholders' (deficit)                         $  6,878,910         $  7,096,591
                                                                      ============         ============

   The accompanying notes are an integral part of these financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------

                                                                        For the Three Months
                                                                           Ended June 30,
                                                                     2002                  2001
                                                                -------------         -------------
Revenue                                                         $      80,779         $   1,522,069
Costs of revenue                                                       59,409             1,875,926
                                                                -------------         -------------
Gross margin (deficit)                                                 21,370              (353,857)

Expenses:
    General and administrative                                        573,842               700,413
    Non-cash compensation                                               3,656                 3,657
                                                                -------------         -------------
                                                                      577,498               704,070
                                                                -------------         -------------
Loss from operations                                                 (556,128)           (1,057,927)
Other income (expense)
    Interest income                                                        61                 1,744
    Interest expense                                                 (194,290)             (143,596)
                                                                -------------         -------------
Loss before minority interest                                        (750,357)           (1,199,779)
Minority interest in losses of consolidated subsidiaries               62,748               114,259
                                                                -------------         -------------
Net loss                                                        $    (687,609)        $  (1,085,520)
                                                                =============         =============
Shares applicable to basic and diluted loss per share             164,597,057           154,201,609
Basic and diluted loss per share                                $       (0.00)        $       (0.01)














   The accompanying notes are an integral part of these financial statements.

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)

---------------------------------------------------------------------------------------------------
                                                                         For the Three Months
                                                                             Ended June 30,
                                                                        2002               2001
                                                                    -----------         -----------
Cash flows from operating activities:
  Net loss                                                          $  (687,609)        $(1,085,520)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  Non cash compensation expense                                           3,656               3,657
  Issuance of common stock for services and interest expense             46,380                --
  Loss attributed to minority interest                                  (62,748)           (114,259)
  Depreciation, amortization and depletion                              151,005              70,019
  Write off capitalized costs on oil and gas properties                    --               466,522
  Changes in assets and liabilities
    Accounts receivable                                                 314,640            (889,176)
    Other current assets                                                  4,220            (125,636)
    Accounts payable and accrued expenses                              (454,972)            836,682
    Accrued interest                                                     81,942             106,320
    Deferred officers' compensation                                      79,975              31,548
                                                                    -----------         -----------
Net cash used in operating activities                                  (523,511)           (699,843)
                                                                    -----------         -----------
Cash flow from investing activities:
  Capital expenditures                                                  (32,779)           (199,824)
                                                                    -----------         -----------
Net cash used in investing activities                                   (32,779)           (199,824)
                                                                    -----------         -----------
Cash flows from financing activities:
  Repayments on notes payable                                           (11,520)               --
  Issuance of common stock for cash                                     300,000                --
  Proceeds from shareholder loans                                          --             1,469,000
  Proceeds from sale of interests in mineral properties                 116,622                --
  Proceeds from investor deposit                                        187,215                --
  Proceeds from sale of common stock of subsidiary                      300,000                --
                                                                    -----------         -----------
Net cash provided by financing activities                               892,317           1,469,000
                                                                    -----------         -----------
Net increase in cash                                                    336,027             569,333
Cash at beginning of period                                              66,681             367,902
                                                                    -----------         -----------
Cash at end of period                                               $   402,708         $   937,235
                                                                    ===========         ===========
Interest paid                                                       $    44,121         $     6,411
                                                                    ===========         ===========
Non-cash investing and financing activities:
  Conversion of notes payable, shareholder loans and
  related accrued interest to common stock                          $   733,233         $      --
                                                                    ===========         ===========
  Settlement of deferred officers' compensation with
  common stock                                                      $   440,878         $      --
                                                                    ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2002 (unaudited)

1.   FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Earth Search Sciences, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-K of the Company for its fiscal year ended March 31, 2002.

2.   GOING CONCERN

The Company is experiencing working capital deficiencies because of operating losses and capital expenditures. The Company and its subsidiaries have operated with funds received from the sale of its common stock, sale of common stock of subsidiaries, sale of interest in mineral properties, the issuance of notes and operating revenue. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate sufficient operating cash flows to sustain ongoing operations. The Company plans to increase the number of revenue producing services by executing its sales and marketing plan and thereby continue as a going concern. There can be no assurance that the Company can generate sufficient operating cash flows or raise the necessary funds to continue as a going concern.

3.   NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of SFAS 142 did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The Company will be required to adopt this statement for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the potential effect of the initial application of SFAS 146 on its consolidated financial statements.

4.   NAVAL EARTHMAP OBSERVER (NEMO) PROJECT

The Company, through a wholly owned subsidiary, in cooperation with the Department of the Navy's Office of Naval Research (ONR) and several commercial partners, has worked on developing a remote-sensing instrument to be mounted on a satellite, Naval EarthMap Observer (NEMO).

In May 2002, the Company received notification from the ONR indicating that the performance period for the agreement governing the NEMO project had ended and that it was time to initiate close-out procedures, which include accounting for the distributions of federal funds under the agreement and accounting for and disposing of all real property and equipment acquired under the agreement. Further, the ONR requested the Company to provide an audited record of all distributions of federal and non-federal funds under the agreement. The Company is waiting for an audit date to be set by the ONR and the Defense Contract Audit Agency.

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

As of June 30, 2002, accounts receivables include $808,436 due from the ONR as reimbursement for certain subcontract costs, which the Company believes were approved by the ONR for payment with federal funds. The ONR has questioned $649,839 of this balance and refuses reimbursement until the conclusion of the NEMO project close-out audit. Management is confident that the Company has accounted for the disbursements of federal funds properly, but it is possible that the amount in question may not ultimately be reimbursed by the ONR.

Included in accounts payable as of June 30, 2002 and March 31, 2002 is $7,657,630 and $7,596,683, respectively, of accounts payable to NEMO subcontractors and vendors. These liabilities are payables of the subsidiary and are not guaranteed by Earth Search Sciences, Inc.

5.   MINERAL PROPERTIES

In the first quarter of fiscal 2003, the Company incurred additional expenditures on existing working interests in oil and gas properties of $27,279. Also in the first quarter of 2003, the Company sold portions of two (2) properties to an outside investor for $116,622. Based on the agreements for the Company's oil and gas working interests, the Company will proportionately share in future revenues as well as future exploration, drilling and operating costs. For new drillings on existing properties, the Company will have the right but not the obligation to participate in new drilling efforts. On a case by case basis the Company will determine whether or not to participate in these new drilling efforts.

6.   OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

                                     Business Segment Information for First Quarter of 2003

                                         Airborne                                                         Adjustments
                                       Hyperspectral       Satellite       Oil and Gas         Other          and
                                         Services         Development      Properties       Industries    Eliminations   Combined
                                       ------------     --------------    ------------     -------------    -------    ------------
Revenue                                $     22,400     $         --      $     58,379              --         --      $     80,779
                                       ============     ==============    ============     =============    =======    ============
Operating Loss                         $   (248,991)    $     (181,178)   $    (19,663)    $    (106,296)      --      $   (556,128)
                                       ============     ==============    ============     =============    =======    ============
Interest income                                  10                 51            --                --         --                61

Interest expense                            (91,269)          (103,021)           --                --         --          (194,290)
Income from continuing operations
before income taxes and minority
interests                                      --                 --              --                --         --          (750,357)
Identifiable assets at 6/30/2002       $  4,443,928     $    1,175,364    $  1,148,990     $     110,628       --      $  6,878,910
                                       ============     ==============    ============     =============    =======    ============
Total Assets at 6/30/2002                      --                 --              --                --         --      $  6,878,910
                                                                                                                       ============
Depreciation, amortization and
depletion for the period ending
6/30/2002                              $    137,297     $         --      $     13,277     $         431       --      $    151,005
                                       ============     ==============    ============     =============    =======    ============
Capital expenditures for the period
ending 6/30/2002                       $      5,000     $         --      $     27,779     $        --         --      $     32,779
                                       ============     ==============    ============     =============    =======    ============

                                     Business Segment Information for First Quarter of 2002

                                         Airborne                                                         Adjustments
                                       Hyperspectral       Satellite       Oil and Gas      Terranet &        and
                                         Services         Development      Properties        Skywatch    Eliminations   Combined
                                       ------------     --------------    ------------     -------------    -------    ------------
Revenue                                $     36,156     $    1,370,419    $    115,494              --         --      $  1,522,069
                                       ============     ==============    ============     =============    =======    ============
Operating Loss                         $   (411,781)    $      (85,081)   $   (448,904)    $    (112,161)      --      $ (1,057,927)
                                       ============     ==============    ============     =============    =======    ============
Interest income                                 593              1,151            --                --         --             1,744

Interest expense                           (143,569)              --              --                --         --          (143,596)
Income from continuing operations
before income taxes and minority
interests                                      --                 --              --                --         --        (1,199,779)

Identifiable assets at 6/30/2001       $  5,723,479     $   14,054,585    $  1,115,587     $     113,903    (50,000)   $ 20,957,554
                                       ============     ==============    ============     =============    =======    ============
Total Assets at 6/30/2001                      --                 --              --                --         --      $ 20,957,554
                                                                                                                       ============
Depreciation, amortization and
depletion for the period
ending 6/30/2001                       $     56,803     $         --      $     12,785     $         431       --      $     70,019
                                       ============     ==============    ============     =============    =======    ============
Capital expenditures for the period
ending 6/30/2001                       $      5,495     $       47,167    $    147,162     $        --         --      $    199,824
                                       ============     ==============    ============     =============    =======    ============

7.   NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 164,597,057 and 154,201,609 for the three months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, 17,075,000 and
17,575,500 stock options were exercisable, respectively. Because of the net loss for the three months ended June 30, 2002 and 2001, potentially dilutive common stock issuances were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

8.   SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Board of Directors approved an extension of options to certain officers that were scheduled to expire on July 31, 2002 for another four years under the same terms. Additionally, a new stock option for 1,000,000 shares at an exercise price of $0.15 per share expiring December 31, 2004 was issued to an officer of the Company and previously issued options to the officer were considered vested for past performance.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Included in the financial statements of the Company is Space Technology Development Corporation (STDC), which was acquired on December 21, 1999.

In the fourth quarter of 2002, STDC recognized a long-lived fixed asset impairment loss of $13,010,364 due to the uncertainty surrounding the future of the NEMO project. Management is waiting for the Office of Naval Research (ONR) to schedule an audit of distributions of federal and non-federal funds under the expired agreement with ONR for the NEMO hyperspectral satellite program. Until the audit is complete, the ONR has decided not to reimburse STDC for certain invoices for subcontract and vendor costs on the NEMO program even though these costs were approved by the Naval Research Laboratory and the ONR for payment with government funds. As of June 30, 2002, the Company has $808,401 of receivables on its balance sheet from the ONR. The Company believes that the ONR will make payment of the remaining receivables as soon as the audit is complete.

In the Airborne Hyperspectral Services business segment in the first quarter of 2003, the Company projects were primarily environmental related projects. During the quarter, the Company experienced significant down time due to aircraft maintenance and adverse weather conditions. In the second quarter of 2003, the Company anticipates it will catch up on its scheduled data collections.

In the Oil and Gas Properties business segment in the first quarter of 2003, the Company continued with its strategic plan of investing in projects that explore and develop oil and gas reserves.

The Company recognized revenue of $80,779 in the first quarter of 2003 compared with $1,522,069 in the first quarter of 2002. Included in the first quarter of 2003 is $58,379 in revenue from Oil and Gas Properties compared to $115,494 in revenue in the first quarter of 2002. Included in the first quarter of 2002 revenue is $1,370,419 from STDC and $0 in the first quarter of 2003 due to the termination of the agreement with the ONR. Revenue from the agreement with the ONR is a pass through to subcontractors and vendors on the NEMO program and is offset with an equal amount of cost of sales in the Statement of Operations.

The Company recognized cost of revenue of $59,409 in the first quarter of 2003 compared with $1,875,926 in the first quarter of 2002. Included in the three months ended June 30, 2002 is STDC cost of sales of $3,510 compared with $1,370,419 for the three months ended June 30, 2001. Included in cost of sales for the three months ended June 30, 2001 is $466,522 of previously capitalized costs on two oil and gas drillings that were determined to be uneconomical wells.

General and administrative expenses for the first quarter of 2003 were $573,842 compared with $704,070 in the first quarter of 2002. The termination of the agreement with the ONR caused the Company to reduce staff and overhead at its Alexandria, Virginia office.

Interest expense for the three months ended June 30, 2002 and 2001 was $194,290 and $143,596, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash increased in the first quarter of 2003 due to proceeds from the sale of the Company's common stock under the equity line agreement, sales of subsidiary common stock, sale of portion of mineral properties less expenditures and operating losses. Capital expenditures in the first quarter of 2003 were primarily expenditures for the Company's oil and gas properties and computer related assets.

Net cash used in operating activities was $523,511 for the three months ended June 30, 2002 resulting primarily from a net loss of $687,609 net of certain non-cash expenses. Net cash used in operating activities was $699,843 for the three months ended June 30, 2001, resulting primarily from a net loss of $1,085,520, net of certain non-cash expenses.

Included in accounts payable and accrued expenses at June 30, 2002 and March 31, 2002 is $7,657,630 and $7,722,688, respectively of STDC liabilities. These liabilities are not guaranteed by Earth Search Sciences, Inc.

The Company is experiencing working capital deficiencies because of operating losses and capital expenditures. The Company and its subsidiaries have operated with funds received from the sale of common stock, the issuance of notes and operating revenue. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate operating cash flows to sustain ongoing operations. The Company plans to increase the number of revenue producing services through the use of additional hyperspectral instruments and thereby continue as a going concern. There can be no assurance that the Company can generate sufficient operating cash flows or raise the necessary funds to continue as a going concern.

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

The Company believes that the market for hyperspectral remote sensing services will experience significant growth over the next several years. The current ASPRS/NASA TEN-YEAR INDUSTRY FORECAST (http://www.asprs.org/news.html) indicates that the remote sensing market has been growing at a rate of 13% per year and the hyperspectral portion of that market will be 12% by 2006 and worth approximately $440 million. Further, in the last year, the Company has seen an important increase in awareness of and applications for hyperspectral remote sensing technology.

The Company has engaged the services of the strategic consulting firm of D'Angelo Cohen, LLC. William D'Angelo and Matthew Cohen, principals of D'Angelo Cohen LLC, are joining ESSI as Vice Presidents; their first assignment will be to develop 1) a plan of short and long term strategic strategies necessary to achieve profitability and long term success 2) a business plan suitable to present to potential investors 3) an analysis of the competitive landscape and a sales and marketing plan to take full advantage of the current opportunities and
4) a review of potential merger and acquisition strategies and other alternatives to best increase shareholder value and stock liquidity.

Further, management anticipates that Mssrs. D'Angelo and Cohen will assist in the execution of their recommendations, suggested strategies and other corporate endeavors.

In the prior six months, the Company has focused on reducing overhead as a result of the termination of the agreement with the ONR and in order to become more competitive. The Company believes that with the reduction and overhead, performance of current backlog surveys, and execution of a sales and marketing plan, future financial results should improve with profitability being managements near term target.

The Company is currently searching for potential replacements to the recently departed Chief Executive Officer and President. The Company is looking for qualified candidates with a proven record of directing the operations of an emerging technology company. Until replacement(s) are found, the Chairman has assumed the duties of CEO and President.

The Company intends to continue to expedite the ONR's requested audit of STDC. Upon completion of the audit, management firmly believes that ONR will meet with the Company to discuss options for going forward and negotiate at a minimum tasking and data stream from the NEMO hyperspectral instrument if it is successfully launched for the significant investment made in the NEMO program. The Company holds security interests in important space segment hardware for the NEMO program as well as a critical commercial remote sensing license. As the ONR has spent over $60 million on the NEMO program, the Company is optimistic that a viable option to complete and launch NEMO will be found. Management believes with sufficient funding the NEMO program will be back on track.

The Company is presently scheduled to sign an agreement with the Republic of Fiji on August 28, 2002. The scope of the agreement will cover hyperspectral mapping of the Republic of Fiji islands, training of local personnel in hyperspectral processing, and the establishment of a remote sensing educational center in Fiji. After the agreement is signed, it will be the mutual responsibility of the Company and the Republic of Fiji to seek out and secure financing for the project.

The Company believes the future of remote sensing is to integrate satellite, airborne and handheld remote sensing information from various remote sensing instruments including hyperspectral instruments. This integration of remote sensing information from different sources is already occurring and will continue to define the roadmap for the future of the remote sensing industry. As the Company has recognized an impairment loss on the NEMO program in the prior year and if the Company can obtain the tasking and data stream from NEMO and successfully penetrate the emerging market for combined satellite and airborne hyperspectral remote sensing applications, the Company will be in a position to experience strong gross margins in future years.

                                     PART II

                           OTHER INFORMATION REQUIRED
                           --------------------------


Item 1. Legal proceedings                                             None

Item 2. Changes in securities

                   Recent Sales of Unregistered Securities (1)

                     Amount of           Price per      Total Cash
       Date       Securities Sold          Share       Proceeds ($)
       ----       ---------------          -----       ------------
     5/20/02          200,000              0.08                      (2)
     5/30/02        3,074,273              0.12                      (3)
      6/7/02        8,332,329              0.09                      (4)
     6/19/02          377,220              0.05                      (3)
     6/30/02          300,000              0.09                      (5)
     6/30/02          500,000              0.12                      (3)

     (1)  Shares sold were common stock, par value $0.001
     (2)  Consideration received for the shares was consulting services
     (3) Consideration received for the shares was employee and consultant services
     (4)  Shares exchanged pursuant to debt conversion
     (5)  Shares issued for debt consideration

                   Recent Sales of Unregistered Securities (1)

                     Amount of           Price per      Total Cash
       Date       Securities Sold          Share       Proceeds ($)
       ----       ---------------          -----       ------------

     4/16/02        2,142,860              0.07           150,000
     6/17/02        2,005,350              0.075          150,000

     (1) Sales of securities made pursuant to Registration Statement effective September 14, 2001file number 333-66100. Securities were sold at a 12% discount of the average market price on 5 trading days. All proceeds were used for working capital purposes.

Item 3. Defaults upon senior securities                               None

Item 4. Submission of matters to a vote of security holders           None

Item 5. Other information

        Exhibits attached
        Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                EARTH SEARCH SCIENCES, INC.



Date: August                                    /s/ Rory J Stevens
                                                --------------------------------
                                                Rory J Stevens
                                                Chief Financial Officer