Form 10QSB
period 2002-09-30
EARTH SEARCH SCIENCES INC
filed 2002-11-15
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
                           Commission File No. 0-19566

                           EARTH SEARCH SCIENCES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Utah                                              87-0437723
(State or other Jurisdiction of                             (IRS Employer ID)
 Incorporation or Organization)


                  1729 Montana Highway 35, Kalispell, MT 59901
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:         (406) 751-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of November 12, 2002, covered by this report: 177,061,208 shares. The registrant has only one class of common stock.
================================================================================

                           EARTH SEARCH SCIENCES, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

                                     PART I

                              FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Item 1. Consolidated Financial Statements                                  Page

            Consolidated Balance Sheets as of September 30, 2002,
              (unaudited) and March 31, 2002.                                3

            Consolidated Statements of Loss for the Three and Six
              Months Ended September 30, 2002 and 2001 (unaudited).          4

            Consolidated Statements of Cash Flows for the Six
              Months Ended September 30, 2002 and 2001 (unaudited).          5

            Selected Notes to Consolidated Financial Statements.            6-9

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10-12

Item 3. Quantitative and Qualitative Disclosures about
               Market Risk                                                  12

                                     PART II

                           OTHER INFORMATION REQUIRED

Item 1.     Legal Proceedings                                               13
Item 2.     Changes in Securities                                           13
Item 3.     Defaults Upon Senior Securities                                 13
Item 4.     Submission of Matters of a Vote of Security Holders             13
Item 5.     Other information                                               13
Item 6.     Exhibits and Reports on Form 8-K                                13

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           September 30,      March 31,
                                                               2002             2002
                                                           ------------     ------------
Assets                                                      (unaudited)
Current assets:
    Cash                                                   $    343,270     $     66,681
    Accounts receivable, net                                  1,207,524        1,205,175
    Other current assets                                         70,735          134,155
                                                           ------------     ------------
Total current assets                                          1,621,529        1,406,011
Property and equipment, net                                   5,323,529        5,690,580
                                                           ------------     ------------
Total assets                                               $  6,945,058     $  7,096,591
                                                           ============     ============
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
    Notes payable                                          $     90,480     $    440,387
    Capital lease obligation                                  3,370,482        3,277,415
    Deferred officers' compensation                                --            423,641
    Accounts
payable                                                       8,729,270        8,620,402
    Accrued expenses                                            119,752          212,773
    Accrued interest                                            409,551          498,928
    Investor deposit                                            377,215          190,000
    Deferred revenue                                             69,416             --
                                                           ------------     ------------
Total current liabilities                                    13,166,166       13,663,546
                                                           ------------     ------------
Long-term liabilities:
    Notes payable less current portion                        1,022,085        1,033,698
    Shareholder loans                                         1,032,844        1,256,844
    Deferred officers' compensation                           2,392,718        2,215,094
                                                           ------------     ------------
Total liabilities                                            17,613,813       18,169,182
Minority interest                                                80,507          219,759
Commitments and contingencies                                      --               --
Redeemable common stock, $.001 par value                         17,981           17,981
Nonredeemable shareholders' (deficit) equity:
    Series A preferred stock; 200,000 shares
     authorized, issued and outstanding;
     liquidation preference $1,000,000                        1,000,000        1,000,000
    Common stock, $.001 par value; 200,000,000
     shares authorized; 176,255,568 and 158,775,576
     shares, respectively, issued and outstanding               176,256          158,776
    Additional paid-in capital                               34,527,937       32,697,066
    Treasury stock                                             (200,000)        (200,000)
    Accumulated deficit                                     (46,271,436)     (44,966,173)
                                                           ------------     ------------
                                                            (10,767,243)     (11,310,331)
                                                           ------------     ------------
Total liabilities and shareholders' (deficit)              $  6,945,058     $  7,096,591
                                                           ============     ============

   The accompanying notes are an integral part of these financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF LOSS
--------------------------------------------------------------------------------

                                             For the Three Months                 For the Six Months
                                              Ended September 30,                 Ended September 30,
                                        ------------------------------      ------------------------------
                                             2002             2001               2002             2001
                                        -------------    -------------      -------------    -------------
Revenue                                 $     351,420    $     977,679      $     432,199    $   2,499,748
Costs of revenue                              263,470          863,412            322,879        2,739,338
                                        -------------    -------------      -------------    -------------
Gross margin (deficit)                         87,950          114,267            109,320         (239,590)
Expenses
    General and administrative                595,841        1,072,057          1,169,683        1,772,471
    Non-cash compensation                       3,656            3,656              7,312            7,312
                                        -------------    -------------      -------------    -------------
                                              599,497        1,075,713          1,176,995        1,779,783
Loss from operations                         (511,547)        (961,446)        (1,067,675)      (2,019,373)
Other income (expense)
 Interest income                                    6            2,431                 67            4,175
 Interest expense                            (182,617)        (193,261)          (376,907)        (336,857)
                                        -------------    -------------      -------------    -------------
Loss before minority interest                (694,158)      (1,152,276)        (1,444,515)      (2,352,055)
Minority interest in losses of                                                                consolidated
  subsidiaries                                 76,504           75,968            139,252          190,227
                                        -------------    -------------      -------------    -------------
Net loss                                $    (617,654)   $  (1,076,308)     $  (1,305,263)   $  (2,161,828)
                                        =============    =============      =============    =============
Shares applicable to basic and            175,824,623      154,219,439        170,213,587      154,205,735
diluted loss per share
Basic and diluted loss per share        $       (0.00)   $       (0.01)     $       (0.01)   $       (0.01)









   The accompanying notes are an integral part of these financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                     For the Six Months
                                                                     Ended September 30,
                                                                    2002            2001
                                                                -----------     -----------
Cash flows from operating activities:
  Net loss                                                      $(1,305,263)    $(2,161,828)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  Non cash compensation expense                                       7,312           7,312
  Issuance of common stock for services and interest expense         66,928          20,502
  Loss attributed to minority interest                             (139,252)       (190,227)
  Depreciation, amortization and depletion                          307,332         220,437
  Write off capitalized costs on oil and gas properties              23,943         466,522
  Changes in assets and liabilities:
    Accounts receivable                                              (2,349)         22,024
    Other current assets                                             63,420        (108,548)
    Accounts payable and accrued expenses                            15,847         513,338
    Accrued interest                                                161,923         190,286
    Deferred officers' compensation                                 194,861         233,792
    Deferred revenue                                                 69,416            --
                                                                -----------     -----------
Net cash used in operating activities                              (535,882)       (786,390)
                                                                -----------     -----------
Cash flow from investing activities:
  Capital expenditures                                              (80,846)       (812,236)
                                                                -----------     -----------
Net cash used in investing activities                               (80,846)       (812,236)
                                                                -----------     -----------
Cash flows from financing activities:
  Repayments on notes payable                                       (11,520)        (12,176)
  Issuance of common stock for cash                                 300,000            --
  Proceeds from shareholder loans                                     1,000       1,469,000
  Proceeds from sale of interests in mineral properties             116,622            --
  Proceeds from investor deposit                                    187,215            --
  Proceeds from sale of common stock of subsidiary                  300,000            --
                                                                -----------     -----------
Net cash provided by financing activities                           893,317       1,456,824
                                                                -----------     -----------
Net increase (decrease) in cash                                     276,589        (141,802)
Cash at beginning of period                                          66,681         367,902
                                                                -----------     -----------
Cash at end of period                                           $   343,270     $   226,100
                                                                ===========     ===========
Interest paid                                                   $    80,205     $    88,913
                                                                ===========     ===========
Non-cash investing and financing activities:
  Conversion of notes payable, shareholder loans and
  related accrued interest to common stock                      $   733,233     $      --
                                                                ===========     ===========
  Settlement of deferred officers' compensation with
  common stock                                                  $   440,878     $      --
                                                                ===========     ===========
Capital asset acquired with common stock                        $      --       $   250,000
                                                                ===========     ===========

    The accompanying notes are an integral part of these financial statements

                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2002 (unaudited)

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

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

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

Management anticipates that after the close-out procedures and the related audit of project distributions, the Company may have an opportunity to enter into a new agreement with the ONR relating to the NEMO project. Further, management has reason to believe that given the Company's significant contribution to the NEMO project to date, any future agreement with the ONR would most likely include appropriate compensation and reimbursement. The ONR is unwilling to formally discuss this possibility until after the completion of the close-out audit.

Given the uncertainty surrounding the future of the NEMO project, the Company reevaluated the carrying value of the costs incurred in the development of the remote sensing instrument and satellite. Under the direction of current accounting pronouncements, the Company determined that the asset was impaired and recognized a loss on the long-lived asset of $13,010,364 as of March 31, 2002.

As of September 30, 2002, accounts receivables include $808,436 due from the ONR as reimbursement for certain subcontract costs, which the Company believes were approved by the ONR for payment with federal funds. The ONR has questioned $649,839 of this balance and refuses reimbursement until the conclusion of the NEMO project close-out audit. Management is confident that the Company has accounted for the disbursements of federal funds properly, but it is possible that the amount in question may not ultimately be reimbursed by the ONR.

Included in accounts payable as of September 30, 2002 and March 31, 2002 is $7,669,852 and $7,682,394, respectively, of accounts payable to NEMO subcontractors and vendors. These liabilities are payables of the subsidiary and are not guaranteed by Earth Search Sciences, Inc.

5. MINERAL PROPERTIES

In the second quarter of fiscal 2003, the Company incurred additional expenditures on existing working interests in oil and gas properties of $432. Also in the second quarter of 2003, the Company wrote-off $23,943 of previously capitalized costs due to an unsuccessful drilling on one site within an oil and gas project. In the first quarter of fiscal 2003, the Company incurred additional expenditures on existing working interests in oil and gas properties of $27,279. Also in the first quarter of 2003, the Company sold portions of two
(2) properties to an outside investor for $116,622. Based on the agreements for the Company's oil and gas working interests, the Company will proportionately share in future revenues as well as future exploration, drilling and operating costs. For new drillings on existing properties, the Company will have the right but not the obligation to participate in new drilling efforts. On a case by case basis the Company will determine whether or not to participate in these new drilling efforts.


6. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

       Business Segment Information Year to Date as of September 30, 2002

                                             Airborne                                                  Adjustments
                                          Hyperspectral     Satellite    Oil and Gas       Other           and
                                             Services      Development    Properties     Industries    Eliminations     Combined
                                           ------------   ------------   ------------   ------------   ------------   ------------
Revenue                                    $    264,396   $       --     $    167,803   $       --     $       --     $    432,199
                                           ============   ============   ============   ============   ============   ============
Operating Loss                             $   (710,666)  $   (281,418)  $      7,748   $    (83,339)  $       --     $ (1,067,675)
                                           ============   ============   ============   ============   ============   ============
Interest income                            $         16   $         51   $       --     $       --     $       --     $         67
Interest expense                               (167,737)      (209,170)          --             --             --         (376,907)
Loss from continuing operations
  before income taxes and minority
  interests                                    (878,387)      (490,537)         7,748        (83,339)          --       (1,444,515)
Identifiable assets at 9/30/2002           $  4,526,903   $  1,169,014   $  1,137,492   $    111,649   $       --     $  6,945,058
                                           ============   ============   ============   ============   ============   ============
Total Assets at 9/30/2002                          --             --             --             --             --     $  6,945,058
                                                                                                                      ============
Depreciation, amortization and
  depletion for the period
  ended 9/30/2002                          $    276,834   $      3,447   $     26,189   $        862   $       --     $    307,332
                                           ============   ============   ============   ============   ============   ============
Capital expenditures for the period
  ended 9/30/2002                          $     52,635   $       --     $     28,211   $       --     $       --     $     80,846
                                           ============   ============   ============   ============   ============   ============

       Business Segment Information Year to Date as of September 30, 2001

                                             Airborne                                                  Adjustments
                                          Hyperspectral     Satellite    Oil and Gas       Other           and
                                             Services      Development    Properties     Industries    Eliminations     Combined
                                           ------------   ------------   ------------   ------------   ------------   ------------
Revenue                                    $    167,156   $  2,115,413   $    217,179   $       --     $       --     $  2,499,748
                                           ============   ============   ============   ============   ============   ============
Operating Loss                             $   (445,314)  $   (881,312)  $   (448,383)  $   (244,364)  $       --     $ (2,019,373)
                                           ============   ============   ============   ============   ============   ============
Interest income                            $      2,055   $      2,120   $       --     $       --     $       --     $      4,175
Interest expense                                (72,030)      (264,827)          --             --             --         (336,857)
Loss from continuing operations
  before income taxes and minority
  interests                                    (515,289)    (1,144,019)      (448,383)      (244,364)          --       (2,352,055)
Identifiable assets at 9/30/2001           $  4,927,419   $ 13,501,475   $  1,489,222   $    112,008   $       --     $ 20,030,124
                                           ============   ============   ============   ============   ============   ============
Total Assets at 9/30/2001                          --             --             --             --             --     $ 20,030,124
                                                                                                                      ============
Depreciation, amortization and
  depletion for the period
  ended 9/30/2001                          $    194,250   $       --     $     25,325   $        862   $       --     $    220,437
                                           ============   ============   ============   ============   ============   ============
Capital expenditures for the period
  ended 9/30/2001                          $     36,597   $    468,476   $    557,163   $       --     $       --     $  1,062,236
                                           ============   ============   ============   ============   ============   ============

           Business Segment Information for Second Quarter Fiscal 2003

                                             Airborne                                                  Adjustments
                                          Hyperspectral     Satellite    Oil and Gas       Other           and
                                             Services      Development    Properties     Industries    Eliminations     Combined
                                           ------------   ------------   ------------   ------------   ------------   ------------
Revenue                                    $    241,996   $       --     $    109,424   $       --     $       --     $    351,420
                                           ============   ============   ============   ============   ============   ============
Operating Loss                             $   (461,675)  $   (100,240)  $     27,411   $     22,957   $       --     $   (511,547)
                                           ============   ============   ============   ============   ============   ============
Interest income                            $          6   $       --     $       --     $       --     $       --     $          6
Interest expense                                (76,468)      (106,149)          --             --             --         (182,617)
Loss from continuing operations
  before income taxes and minority
  interests                                    (538,137)     (206,389)         27,411         22,957           --         (694,158)
Identifiable assets at 9/30/2002           $  4,526,903   $ 1,169,014    $  1,137,492   $    111,649   $       --     $  6,945,058
                                           ============   ============   ============   ============   ============   ============
Total Assets at 9/30/2002                          --             --             --             --             --     $  6,945,058
                                                                                                                      ============
Depreciation, amortization and
  depletion for the period
  ended 9/30/2002                          $    139,537   $      3,447   $     12,912   $        431   $       --     $    156,327
                                           ============   ============   ============   ============   ============   ============
Capital expenditures for the period
  ended 9/30/2002                          $     47,635   $       --     $        432   $       --     $       --     $     48,067
                                           ============   ============   ============   ============   ============   ============

           Business Segment Information for Second Quarter Fiscal 2002

                                             Airborne                                                  Adjustments
                                          Hyperspectral     Satellite    Oil and Gas       Other           and
                                             Services      Development    Properties     Industries    Eliminations     Combined
                                           ------------   ------------   ------------   ------------   ------------   ------------
Revenue                                    $    131,000   $    744,994   $    101,685   $       --     $       --     $    977,679
                                           ============   ============   ============   ============   ============   ============
Operating Loss                             $    (33,533)  $   (796,231)  $        521   $   (132,203)  $       --     $   (961,446)
                                           ============   ============   ============   ============   ============   ============
Interest income                            $      1,462   $        969   $       --     $       --     $       --     $      2,431
Interest expense                                (64,257)      (129,004)          --             --             --         (193,261)
Loss from continuing operations
  before income taxes and minority
  interests                                     (96,328)      (924,266)           521       (132,203)          --       (1,152,276)
Identifiable assets at 9/30/2001           $  4,927,419   $ 13,501,475   $  1,489,222   $    112,008   $       --     $ 20,030,124
                                           ============   ============   ============   ============   ============   ============
Total Assets at 9/30/2001                          --             --             --             --             --     $ 20,030,124
                                                                                                                      ============
Depreciation, amortization and
  depletion for the period
  ended 9/30/2001                          $    137,447   $       --     $     12,540   $        431   $       --     $    150,418
                                           ============   ============   ============   ============   ============   ============
Capital expenditures for the period
  ended 9/30/2001                          $     31,102   $    421,309   $    410,001   $       --     $       --     $    862,412
                                           ============   ============   ============   ============   ============   ============

7. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 175,824,623 and 154, 219,439 for the three months ended September 30, 2002 and 2001, respectively, and 170,213,587 and 154,205,735 for the six months ended September 30, 2002 and 2001, respectively. At September 30, 2002 and 2001, 17,075,000 and 17,575,500 stock options were exercisable, respectively. Because of the net loss for the six months ended September 30, 2002 and 2001, potentially dilutive common stock issuances were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Based on the results on the past operations, the capital markets and the markets for satellite remote sensing, the Company has determined that it shall focus its business on Airborne Hyperspectral Services on a going forward basis. In the Airborne Hyperspectral Services business segment in the second quarter of 2002, the Company projects were environmental and governmental agency related contracts and sales of archive data. Hyperspectral revenues increased from $22,400 in the first quarter to $241,996 in the second quarter. The Company's revenues from Airborne Hyperspectral Services are seasonal in nature because the angle of the sun makes collections difficult in certain parts of North America during the Company's third and fourth fiscal quarters.

Included in the financial statements of the Company is Space Technology Development Corporation (STDC), which was acquired on December 21, 1999.

STDC was developing a remote sensing satellite in cooperation with the U.S. Navy and several corporate partners under the congressionally sanctioned Joint Dual Use Applications Program (JDUAP). This joint development provided for a long-term cooperative relationship with the U.S. Navy and substantial federal funding for what would have been a commercially owned and operated hyperspectral remote sensing satellite called the Naval EarthMap Observer (NEMO).

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

In the Oil and Gas Properties business segment in the second quarter of 2002, the Company continued with its strategic plan of investing in existing projects that explore and develop oil and gas properties. The Company did not invest in any new projects during the second quarter of 2003.

The Company recognized revenue of $351,420 in the second quarter of 2003 compared with $977,679 in the second quarter of 2002. Included in the second quarter of 2003 is $109,424 in revenue from Oil and Gas Properties. Revenue for the six months ended September 30, 2002 and 2001, was $432,199 and $2,499,748, respectively. Included in revenue for the six months ended September 30, 2001 is $2,115,413 from STDC. Revenue from airborne hyperspectral services was $264,396 and $167,156 for the six months ended September 30, 2002 and 2001, respectively. Revenue from oil and gas properties was $167,803 and $217,179 for the six months ended September 30, 2002 and 2001, respectively.

The Company recognized costs of revenue of $263,470 in the three months ended September 30, 2002 compared with $863,412 for the three months ended September 30, 2001. Included in the three months ended September 30, 2002 and 2001 is STDC cost of revenue of $15,967 and $744,994, respectively. Cost of revenue for the six months ended September 30, 2002 and 2001, was $322,879 and $2,739,338, respectively. Included in cost of revenue for the six months ended September 30, 2002 and 2001 is $19,477 and $2,115,413, respectively from STDC. Cost of revenue from airborne hyperspectral services was $253,271 and $132,078 for the six months ended September 30, 2002 and 2001, respectively. Cost of revenue from oil and gas properties was $50,131 and $491,847 for the six months ended September 30, 2002 and 2001, respectively.

General and administrative expenses for the three months ended September 30, 2002 were $599,497 compared with $1,075,713 for the three months ended September 30, 2001. General and administrative expenses for the six months ended September 30, 2002 were $1,176,995 compared with $1,779,783 for the six months ended September 30, 2001.

Interest income for the three months and six months ended September 30, 2002 was $6 and $67, respectively, compared to $2,431 and $4,175 for the same periods in the prior year due to significantly lower average cash balances in 2002 compared to 2001.

Interest expense for the three and six months ended September 30, 2002 was $182,617 and $376,907, respectively, compared to $193,261 and $336,857 for the same periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash decreased for the three months ended due to capital expenditures and operating losses. Capital expenditures in the second quarter of 2003 were primarily expenditures for the Company's aircraft. Capital expenditures in the first quarter of 2003 were primarily expenditures for the Company's oil and gas properties and computer related assets.

Net cash used in operating activities was $535,881 for the six months ended September 30, 2002, resulting primarily from a net loss of $1,305,263 net of certain non-cash expenses. Net cash used in operating activities was $786,390 for the six months ended September 30, 2001, resulting primarily from a net loss of $2,161,828 net of certain non-cash expenses.

Included in accounts payable and accrued expenses at September 30, 2002 and March 31, 2002 is $7,688,336 and $7,722,688, respectively, of STDC liabilities. These liabilities are not guaranteed by Earth Search Sciences, Inc.

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


FUTURE OPERATIONS

It has been the Company's experience that hyperspectral imagery is increasingly becoming an accepted tool by governments and businesses. It is the Company's goal to become the preeminent provider of hyperspectral images to the governments, businesses, and universities worldwide. The Company intends to continue with its efforts in the environmental market and oil and gas business segment as well as to pursue sales of hyperspectral services, including surveying and processing, to third parties in the mineral, hydrocarbon, forestry and environmental areas. In addition, the Company intends to continue to perform remote sensing surveys that will assist the Company in future marketing activities.

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

The Company has engaged the services of the strategic consulting firm of D'Angelo Cohen, LLC. William D'Angelo and Matthew Cohen, principals of D'Angelo Cohen LLC, are joining ESSI as Vice Presidents; their first assignment is to develop: 1) a plan of short and long term strategic strategies necessary to achieve profitability and long term success; 2) a business plan suitable to present to potential investors; 3) an analysis of the competitive landscape and a sales and marketing plan to take full advantage of the current opportunities and; 4) a review of potential merger and acquisition strategies and other alternatives to best increase shareholder value and stock liquidity. This plan shall be referred to as the Strategic Plan. Mr. D'Angelo and Mr. Cohen are presently assisting members of the Company in executing the recommendations of the Strategic Plan under the direction of the Company's management and board of directors.

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

The Company intends to continue to expedite the ONR's requested audit of STDC. Upon completion of the audit, management anticipates that ONR will meet with the Company to discuss options for going forward and attempt to negotiate either cash reimbursement or tasking and data stream rights from the NEMO hyperspectral instrument if it is successfully launched for the significant investment made in the NEMO program. The Company holds security interests in important space segment hardware for the NEMO program as well as a critical commercial remote sensing license.

The Company is presently in negotiations to sign an agreement with the Republic of Fiji before the end of 2002. The scope of the agreement will cover hyperspectral mapping of the Republic of Fiji islands, training of local personnel in hyperspectral processing, and the establishment of a remote sensing educational center in Fiji. After the agreement is signed, it will be the mutual responsibility of the Company and the Republic of Fiji to seek out and secure financing for the project.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                                     PART II

                           OTHER INFORMATION REQUIRED


     Item 1. Legal proceedings                                        None

     Item 2. Changes in securities

                          Recent Sales of Unregistered Securities (1)

                   Amount of       Price per    Total Cash
       Date     Securities Sold    Share ($)    Proceeds ($)
     --------   ---------------   -----------   ------------
      5/20/02        200,000          0.08                     (2)
      5/30/02      3,074,273          0.12                     (3)
       6/7/02      8,332,329          0.09                     (4)
      6/19/02        377,220          0.05                     (3)
      6/30/02        300,000          0.09                     (5)
      6/30/02        500,000          0.12                     (3)
      9/30/02        547,960          0.04                     (3)

     (1) Shares sold were common stock, par value $0.001
     (2) Consideration received for the shares was consulting services
     (3) Consideration received for the shares was employee and consultant services
     (4) Shares exchanged pursuant to debt conversion
     (5) Shares issued for debt consideration

                   Amount of       Price per    Total Cash
       Date     Securities Sold    Share ($)    Proceeds ($)
     --------   ---------------   -----------   ------------
      4/16/02      2,142,860         0.07          150,000
      6/17/02      2,005,350         0.075         150,000

     (1) Sales of securities made pursuant to Registration Statement effective September 14, 2001 file number 333-66100. Securities were sold at a 12% discount of the average market price on 5 trading days. All proceeds were used for working capital purposes.


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

                                       EARTH SEARCH SCIENCES, INC.



Date: November 14, 2002                /s/  Larry F. Vance
                                       ------------------------------
                                       Larry F. Vance
                                       Chief Executive Officer

                                 CERTIFICATIONS

I, Larry F. Vance, Chairman of the Board and Chief Executive Officer of Earth Search Sciences, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Earth Search Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002              /s/ Larry F Vance
                                     ----------------------------------
                                     Larry F Vance
                                     Chairman of the Board and
                                     Chief Executive Officer (Principal
                                     Executive Officer)

                                  CERTIFICATION

I, Tami J Story, Acting Chief Financial Officer of Earth Search Sciences, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Earth Search Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002              /s/ Tami J Story
                                     ----------------------------------
                                     Tami J Story
                                     Acting Chief Financial Officer
                                     (Principal Financial Officer)