Form 10-Q
period 2002-12-31
EARTH SEARCH SCIENCES INC
filed 2003-02-14
CIK 752634

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: DECEMBER 31, 2002
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of February 14, 2003, covered by this report: 179,159,558 shares. The registrant has only one class of common stock.
================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2002

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                   PAGE
                                                                            ----

         Consolidated Balance Sheets as of December 31, 2002,
           (unaudited) and March 31, 2002.                                   3

         Consolidated Statements of Loss for the Three and Nine
           Months Ended December 31, 2002 and 2001 (unaudited).              4

         Consolidated Statements of Cash Flows for the Nine
           Months Ended December 31, 2002 and 2001 (unaudited).              5

         Selected Notes to Consolidated Financial Statements.               6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10-12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                      12

                                     PART II
                                     -------

                           OTHER INFORMATION REQUIRED
                           --------------------------

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

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------

                                                           December 31,
                                                               2002          March 31,
                                                           (unaudited)         2002
                                                           ------------    ------------
Assets
Current assets:
    Cash                                                   $    437,400    $     66,681
    Accounts receivable, net                                  1,017,259       1,205,175
    Other current assets                                         51,521         134,155
                                                           ------------    ------------
Total current assets                                          1,506,180       1,406,011
Property and equipment, net                                   5,274,909       5,690,580
                                                           ------------    ------------
Total assets                                               $  6,781,089    $  7,096,591
                                                           ============    ============
Liabilities and Shareholders' (Deficit)
Current liabilities:
    Notes payable                                          $     89,007    $    440,387
    Capital lease obligation                                  3,415,198       3,277,415
    Deferred officers' compensation                                --           423,641
    Accounts payable                                          8,943,725       8,620,402
    Accrued expenses                                            174,580         212,773
    Accrued interest                                            424,981         498,928
    Investor deposit                                            377,215         190,000
                                                           ------------    ------------
Total current liabilities                                    13,424,706      13,663,546
                                                           ------------    ------------
Long-term liabilities:
    Notes payable less current portion                        1,023,558       1,033,698
    Shareholder loans                                         1,072,197       1,256,844
    Deferred officers' compensation                           2,487,965       2,215,094
                                                           ------------    ------------
Total liabilities                                            18,008,426      18,169,182
Minority interest                                                10,881         219,759
Commitments and contingencies                                      --              --
Redeemable common stock, $.001 par value                         17,981          17,981
Nonredeemable shareholders' (deficit):
    Series A preferred stock; 200,000 shares authorized,
     issued and outstanding at March 31, 2002;
     liquidation preference $1,000,000                             --         1,000,000
    Common stock, $.001 par value; 200,000,000 shares
     authorized; 178,353,918 and 158,775,576 shares,
     respectively, issued and outstanding                       178,354         158,776
    Additional paid-in capital                               35,595,396      32,697,066
    Treasury stock                                             (200,000)       (200,000)
    Accumulated deficit                                     (46,829,949)    (44,966,173)
                                                           ------------    ------------
                                                            (11,256,199)    (11,310,331)
                                                           ------------    ------------
Total liabilities and shareholders' (deficit)              $  6,781,089    $  7,096,591
                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF LOSS

---------------------------------------------------------------------------------------------------

                                        For the Three Months              For the Nine Months
                                         Ended December 31,                Ended December 31,
                                   ------------------------------    ------------------------------
                                        2002             2001             2002             2001
                                   -------------    -------------    -------------    -------------
Revenue                            $     219,116    $   1,603,999    $     651,315    $   4,103,747
Costs of revenue                         157,816        1,443,225          480,695        4,182,563
                                   -------------    -------------    -------------    -------------
Gross margin (deficit)                    61,300          160,774          170,620          (78,816)

Expenses
    General and administrative           514,090          681,909        1,683,773        2,454,380
    Non-cash compensation                  3,656            3,656           10,968           10,968
                                   -------------    -------------    -------------    -------------
                                         517,746          685,565        1,694,741        2,465,348

Loss from operations                    (456,446)        (524,791)      (1,524,121)      (2,544,164)

Other income (expense)
 Interest income                             417              392              484            4,567
 Interest expense                       (172,110)        (226,095)        (549,017)        (562,952)
                                   -------------    -------------    -------------    -------------
Loss before minority interest           (628,139)        (750,494)      (2,072,654)      (3,102,549)
Minority interest in losses of
  consolidated subsidiaries               69,626           76,491          208,878          266,718
                                   -------------    -------------    -------------    -------------
Net loss                           $    (558,513)   $    (674,003)   $  (1,863,776)   $  (2,835,831)
                                   =============    =============    =============    =============
Shares applicable to basic and
diluted loss per share               177,343,925      155,142,599      172,593,946      154,519,159

Basic and diluted loss per share   $        --      $        --      $       (0.01)   $       (0.02)




   The accompanying notes are an integral part of these financial statements.


EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------

                                                                   For the Nine Months
                                                                    Ended December 31,
                                                                   2002           2001
                                                               --------------------------
Cash flows from operating activities:
  Net loss                                                     $(1,863,776)   $(2,835,831)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Non cash compensation expense                                     10,968         81,245
  Issuance of common stock for services and interest expense       132,829         40,000
  Loss attributed to minority interest                            (208,878)      (266,718)
  Depreciation, amortization and depletion                         457,227        371,101
  Write off capitalized costs on oil and gas properties             29,758        476,521
  Changes in assets and liabilities:
    Accounts receivable                                            187,916       (425,347)
    Other current assets                                            82,634        (75,175)
    Accounts payable and accrued expenses                          285,130      1,009,722
    Accrued interest                                               222,070        275,645
    Deferred officers' compensation                                290,108        541,849
                                                               -----------    -----------
Net cash used in operating activities                             (374,014)      (806,988)
                                                               -----------    -----------
Cash flow from investing activities:
  Capital expenditures                                            (187,937)      (955,241)
                                                               -----------    -----------
Net cash used in investing activities                             (187,937)      (955,241)
                                                               -----------    -----------
Cash flows from financing activities:
  Proceeds from notes payable                                         --            8,943
  Repayments on notes payable                                      (11,520)       (21,938)
  Issuance of common stock for cash                                300,000           --
  Proceeds from shareholder loans                                   40,353      1,534,000
  Proceeds from sale of interests in mineral properties            116,622           --
  Proceeds from investor deposit                                   187,215           --
  Proceeds from sale of common stock of subsidiary                 300,000           --
                                                               -----------    -----------
Net cash provided by financing activities                          932,670      1,521,005
                                                               -----------    -----------
Net increase (decrease) in cash                                    370,719       (241,224)
Cash at beginning of period                                         66,681        367,902
                                                               -----------    -----------
Cash at end of period                                          $   437,400    $   126,678
                                                               ===========    ===========
Interest paid                                                  $   117,189    $   131,963
                                                               ===========    ===========
Non-cash investing and financing activities:
  Conversion of notes payable, shareholder loans and
  related accrued interest to common stock                     $   733,233    $      --
                                                               ===========    ===========
  Settlement of deferred officers' compensation with
  common stock                                                 $   440,878    $      --
                                                               ===========    ===========

Capital asset acquired with common stock                       $      --      $   250,000
                                                               ===========    ===========

    The accompanying notes are an integral part of these financial statements

                           EARTH SEARCH SCIENCES, INC

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2002 (unaudited)

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

Management anticipates that after the closeout procedures and the related audit of project distributions, the Company may have an opportunity to enter into a new agreement with the ONR relating to the NEMO project. Further, management has reason to believe that given the Company's significant contribution to the NEMO project to date, any future agreement with the ONR would most likely include appropriate compensation and reimbursement. The ONR is unwilling to formally discuss this possibility until after the completion of the closeout audit.

Given the uncertainty surrounding the future of the NEMO project, the Company reevaluated the carrying value of the costs incurred in the development of the remote sensing instrument and satellite. Under the direction of current accounting pronouncements, the Company determined that the asset was impaired and recognized a loss on the long-lived asset of $13,010,364 as of March 31, 2002.

As of December 31, 2002, accounts receivables include $814,495 due from the ONR as reimbursement for certain subcontract costs, which the Company believes were approved by the ONR for payment with federal funds. The ONR has questioned $649,839 of this balance and refuses reimbursement until the conclusion of the NEMO project closeout audit. Management is confident that the Company has accounted for the disbursements of federal funds properly, but it is possible that the amount in question may not ultimately be reimbursed by the ONR.

Included in accounts payable as of December 31, 2002 and March 31, 2002 is $7,691,257 and $7,682,394, respectively, of accounts payable to NEMO subcontractors and vendors. These liabilities are payables of the subsidiary and are not guaranteed by Earth Search Sciences, Inc.

5. MINERAL PROPERTIES

In the third quarter of fiscal 2003, the Company incurred additional expenditures on existing working interests in oil and gas properties of $107,090. Also in the third quarter of fiscal 2003, the Company wrote-off $5,815 of previously capitalized costs due to an unsuccessful drilling on one site within an oil and gas project. For the three quarters of fiscal 2003, the Company incurred additional expenditures on existing working interests in oil and gas properties of $135,301 and has wrote-off

$29,758 of previously capitalized costs due to unsuccessful drilling efforts. Also in the first quarter of 2003, the Company sold portions of two (2) properties to an outside investor for $116,622. Based on the agreements for the Company's oil and gas working interests, the Company will proportionately share in future revenues as well as future exploration, drilling and operating costs. For new drillings on existing properties, the Company will have the right but not the obligation to participate in new drilling efforts. On a case-by-case basis the Company will determine whether or not to participate in these new drilling efforts.

6. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

        Business Segment Information Year to Date as of December 31, 2002

                                        Airborne                                                  Adjustments
                                     Hyperspectral    Satellite     Oil and Gas       Other          and
                                        Services     Development     Properties     Industries   Eliminations   Combined
                                      -----------    -----------    -----------    -----------   -----------   -----------
Revenue                               $   384,212    $     6,459    $   260,644    $      --     $      --     $   651,315
                                      ===========    ===========    ===========    ===========   ===========   ===========
Operating (loss) income               $(1,157,546)   $  (313,875)   $    34,289    $   (86,989)  $      --     $(1,524,121)
                                      ===========    ===========    ===========    ===========   ===========   ===========
Interest income                       $        17    $       467    $      --      $      --     $      --     $       484
Interest expense                         (239,081)      (309,936)          --             --            --        (549,017)
(Loss) income from continuing
operations before income taxes and
minority interests                     (1,396,610)      (623,344)        34,289        (86,989)         --      (2,072,654)

Identifiable assets at 12/31/2002     $ 4,278,313    $ 1,155,803    $ 1,236,125    $   110,848   $      --     $ 6,781,089
                                      ===========    ===========    ===========    ===========   ===========   ===========
Total assets at 12/31/2002                   --             --             --             --            --     $ 6,781,089
                                                                                                               ===========
Depreciation, amortization and
depletion for the period ended
12/31/2002                            $   413,151    $     3,447    $    38,983          1,646   $      --     $   457,227
                                      ===========    ===========    ===========    ===========   ===========   ===========
Capital expenditures for the period
ended 12/31/2002                      $    52,636    $      --      $   135,301    $      --     $      --     $   187,937
                                      ===========    ===========    ===========    ===========   ===========   ===========

        Business Segment Information Year to Date as of December 31, 2001

                                        Airborne                                                  Adjustments
                                     Hyperspectral    Satellite     Oil and Gas       Other          and
                                        Services     Development     Properties     Industries   Eliminations   Combined
                                      -----------    -----------    -----------    -----------   -----------   -----------
Revenue                               $   378,904    $ 3,420,525    $   304,318    $      --     $      --     $ 4,103,747
                                      ===========    ===========    ===========    ===========   ===========   ===========
Operating loss                        $  (366,917)   $(1,343,783)   $  (479,175)   $  (354,289)  $      --     $(2,544,164)
                                      ===========    ===========    ===========    ===========   ===========   ===========
Interest income                       $     2,104    $     2,463    $      --      $      --     $      --     $     4,567
Interest expense                         (190,418)      (372,534)          --             --            --        (562,952)
Loss from continuing operations
before income taxes and minority
interests                                (555,231)    (1,713,854)      (479,175)      (354,289)         --      (3,102,549)
Identifiable assets at 12/31/2001     $ 4,726,525    $14,086,106    $ 1,402,834    $   111,577   $      --     $20,327,042
                                      ===========    ===========    ===========    ===========   ===========   ===========
Total assets at 12/31/2001                   --             --             --             --            --     $20,327,042
                                                                                                               ===========
Depreciation, amortization and
depletion for the period ended
12/31/2001                            $   331,944    $      --      $    37,865    $     1,292   $      --     $   371,101
                                      ===========    ===========    ===========    ===========   ===========   ===========
Capital expenditures for the period
ended 12/31/2001                      $    41,164    $   606,914    $   557,163    $      --     $      --     $ 1,205,241
                                      ===========    ===========    ===========    ===========   ===========   ===========

6. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

           Business Segment Information for Third Quarter Fiscal 2003

                                       Airborne                                                  Adjustments
                                     Hyperspectral    Satellite     Oil and Gas        Other         and
                                       Services      Development     Properties     Industries   Eliminations   Combined
                                      -----------    -----------    -----------    -----------   -----------   -----------
Revenue                               $   119,816    $     6,459    $    92,841    $      --     $      --     $   219,116
                                      ===========    ===========    ===========    ===========   ===========   ===========
Operating (loss) income               $  (446,880)   $   (32,457)   $    26,541    $    (3,650)  $      --     $  (456,446)
                                      ===========    ===========    ===========    ===========   ===========   ===========
Interest income                       $         1    $       416    $      --      $      --     $      --     $       417
Interest expense                          (71,344)      (100,766)          --             --            --        (172,110)
(Loss) income from continuing
operations before income taxes and
minority interests                       (518,223)      (132,807)        26,541         (3,650)         --        (628,139)
Identifiable assets at 12/31/2002     $ 4,278,313    $ 1,155,803    $ 1,236,125    $   110,848   $      --     $ 6,781,089
                                      ===========    ===========    ===========    ===========   ===========   ===========
Total assets at 12/31/2002                   --             --             --             --            --     $ 6,781,089
                                                                                                               ===========
Depreciation, amortization and
depletion for the period ended
12/31/2002                            $   136,317    $      --      $    12,794    $       784   $      --     $   149,895
                                      ===========    ===========    ===========    ===========   ===========   ===========
Capital expenditures for the period
ended 12/31/2002                      $      --      $      --      $   107,090    $      --     $      --     $   107,090
                                      ===========    ===========    ===========    ===========   ===========   ===========

           Business Segment Information for Third Quarter Fiscal 2002

                                       Airborne                                                  Adjustments
                                     Hyperspectral    Satellite     Oil and Gas       Other          and
                                       Services      Development     Properties     Industries   Eliminations   Combined
                                      -----------    -----------    -----------    -----------   -----------   -----------
Revenue                               $   211,748    $ 1,305,112    $    87,139    $      --     $      --     $ 1,603,999
                                      ===========    ===========    ===========    ===========   ===========   ===========
Operating income (loss)               $    78,397    $  (462,471)   $   (30,792)   $  (109,925)  $      --     $  (524,791)
                                      ===========    ===========    ===========    ===========   ===========   ===========
Interest income                       $        49    $       343    $      --      $      --     $      --     $       392
Interest expense                         (118,388)      (107,707)          --             --            --        (226,095)
Loss from continuing operations
before income taxes and minority
interests                                 (39,942)      (569,835)       (30,792)      (109,925)         --        (750,494)
Identifiable assets at 12/31/2001     $ 4,726,525    $14,086,106    $ 1,402,834    $   111,577   $      --     $20,327,042
                                      ===========    ===========    ===========    ===========   ===========   ===========
Total assets at 12/31/2001                   --             --             --             --            --     $20,327,042
                                                                                                               ===========
Depreciation, amortization and
depletion for the period ended
12/31/2001                            $   137,694    $      --      $    12,540    $       430   $      --     $   150,664
                                      ===========    ===========    ===========    ===========   ===========   ===========
Capital expenditures for the period
ended 12/31/2001                      $     4,567    $   138,438    $      --      $      --     $      --     $   143,005
                                      ===========    ===========    ===========    ===========   ===========   ===========

7. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 177,343,925 and 155,142,599 for the three months ended December 31, 2002 and 2001, respectively, and 172,593,946 and 154,519,159 for the nine months ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, 19,325,000 and 17,575,500 stock options were exercisable, respectively. Because of the net loss for the nine months ended December 31, 2002 and 2001, potentially dilutive common stock issuances were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

8. CONVERTIBLE PREFERRED STOCK

In the third quarter of 2003, in accordance with the terms of the Subscription Agreement dated January 30, 1998, all 200,000 shares issued and outstanding of Series A Convertible Preferred Stock was converted on a one to five basis for 1,000,000 shares of the Company's common stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Based on the results on the past operations, the capital markets and the markets for satellite remote sensing, the Company has determined that it shall focus its business on Airborne Hyperspectral Services on a going forward basis. In the Airborne Hyperspectral Services business segment in the third quarter of 2002, the Company projects were mining, environmental and governmental agency related contracts. Hyperspectral revenues were $119,816 in the third quarter compared to $241,996 in the second quarter and $22,400 in the first quarter of fiscal 2003. The Company's revenues from Airborne Hyperspectral Services are seasonal in nature because the angle of the sun makes collections difficult in certain parts of North America during the Company's third and fourth fiscal quarters.

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

In May 2002, the Company received notification from the ONR indicating that the performance period for the agreement governing the NEMO project had ended and that it was time to initiate close-out procedures, which include accounting for the distributions of federal funds under the agreement and accounting for and disposing of all real property and equipment acquired under the agreement. Further, the ONR requested the Company to provide an audited record of all distributions of federal and non-federal funds under the agreement. The Company is waiting for the results of the audit now underway by the Defense Contract Audit Agency.

In the Oil and Gas Properties business segment in the third quarter of 2002, the Company continued with its strategic plan of investing in existing projects that explore and develop oil and gas properties. The Company did not invest in any new projects during the third quarter of 2003 however it did examine new technology available for exploration and production.

The Company recognized revenue of $219,116 in the third quarter of 2003 compared with $1,603,999 in the third quarter of 2002. Included in the third quarter of 2003 is $92,841 in revenue from Oil and Gas Properties. Revenue for the nine months ended December 31, 2002 and 2001, was $651,315 and $4,103,747,
respectively. Included in revenue for the nine months ended December 31, 2002 and 2001 is $6,459 and $3,420,525 from STDC. Revenue from airborne hyperspectral services was $384,212 and $378,904 for the nine months ended December 31, 2002 and 2001, respectively. Revenue from oil and gas properties was $260,644 and $304,318 for the nine months ended December 31, 2002 and 2001, respectively.

The Company recognized costs of revenue of $157,816 in the three months ended December 31, 2002 compared with $1,443,225 for the three months ended December 31, 2001. Included in the three months ended December 31, 2002 and 2001 is STDC cost of revenue of $29,997 and $1,305,112, respectively. Cost of revenue for the nine months ended December 31, 2002 and 2001, was $480,695 and $4,182,563, respectively. Included in cost of revenue for the nine months ended December 31, 2002 and 2001 is $49,474 and $3,420,525, respectively from STDC. Cost of revenue from airborne hyperspectral services was $407,866 and $236,844 for the nine months ended December 31, 2002 and 2001, respectively. Cost of revenue from oil and gas properties was $23,355 and $525,194 for the nine months ended December 31, 2002 and 2001, respectively.

General and administrative expenses for the three months ended December 31, 2002 were $514,090 compared with $681,909 for the three months ended December 31, 2001. General and administrative expenses for the nine months ended December 31, 2002 were $1,683,773 compared with $2,454,380 for the six months ended December 31, 2001.

Interest income for the three and nine months ended December 31, 2002 was $417 and $484, respectively, compared to $392 and $4,567 for the same periods in the prior year due to significantly lower average cash balances in 2002 compared to 2001.

Interest expense for the three and nine months ended December 31, 2002 was $172,110 and $549,017, respectively, compared to $226,095 and $562,952 for the same periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash increased for the three months ended December 31, 2002 due to collections from accounts receivable less capital expenditures and operating losses. Capital expenditures in the third quarter of 2003 were primarily expenditures for the Company's oil and gas properties. Capital expenditures in the first three quarters of 2003 were primarily expenditures for the Company's oil and gas properties, computer related assets and Company's aircraft.

Net cash used in operating activities was $374,014 for the nine months ended December 31, 2002, resulting primarily from a net loss of $1,863,776 net of certain non-cash expenses. Net cash used in operating activities was $806,988 for the nine months ended December 31, 2001, resulting primarily from a net loss of $2,835,831 net of certain non-cash expenses.

Included in accounts payable and accrued expenses at December 31, 2002 and March 31, 2002 is $7,712,774 and $7,722,688, respectively, of STDC liabilities. These liabilities are not guaranteed by Earth Search Sciences, Inc.

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

FUTURE OPERATIONS
-----------------

It has been the Company's experience that hyperspectral imagery is increasingly becoming an accepted tool by governments and businesses, although industry expectations for satellite remote sensing business have not materialized to date. The Company believes its goal to become the preeminent provider of hyperspectral images to the governments, businesses, and universities worldwide is still viable. The Company intends to focus attention in the environmental market and fossil energy sector as well as to pursue sales of hyperspectral services, including surveying and processing, by aggressively responding to requests for proposals. In addition, the Company intends to develop new marketing strategies for offering remote sensing surveys.

A draft of a contract to commence the installation of a Remote Sensing Center of Excellence and hyperspectral services was received from the Government of Fiji. The Company requested time to research the specific requests outlined and to offer a counter proposal. It is intended to pursue this opportunity and attend to a meeting with government officials in the next quarter.

The Company believes that the market for hyperspectral remote sensing services will experience significant growth over the next several years. The current ASPRS/NASA TEN-YEAR INDUSTRY FORECAST (http://www.asprs.org/news.html) indicates that the remote sensing market has been growing at a rate of 13% per year and the hyperspectral portion of that market will be 12% by 2006 and worth approximately $440 million. The results of 9/11 on this market are only beginning to be recognized and the Company is closely following developments.

The company had engaged the services of the strategic consulting firm of D'Angelo Cohen, LLC to review its operating procedures and strategic plan. The principals, Matthew Cohen and William D'Angelo presented their suggestions for improvements to the management of the Company. These are being reviewed and considered for implementation.

The Company also engaged the services of Stern & Co., a pre-imminent public relations firm in New York. Stern have laid out strategies for public relations that management is reviewing.

In the prior nine months, the Company has focused on reducing overhead as a result of the termination of the agreement with the ONR and in order to become more competitive. The Company believes that its reduction of expense, the increased performance from the current backlog of surveys, and the execution of its sales and marketing plan, future financial results should improve with profitability being managements near term target.

The Company is currently searching for potential replacements to the recently departed Chief Executive Officer and President. The Company is looking for qualified candidates with a proven record of directing the operations of an emerging technology company. Until replacement(s) are found, the Chairman has assumed the duties of CEO and President.

The Company has added a new director to serve on the Board. Mr. Kenneth Danchuk is familiar with the Company's operations, having served as a consulting contractor to ESSI. He is also an active member of the National Investor Relations Institute (NIRI) and advisor to ESSI on corporate governance issues. With a strong background in business and economic development, Mr. Danchuk will be valuable for assisting the Board in review of mergers & acquisitions and new management appointments.

The Company intends to continue to expedite the ONR's requested audit of STDC. Upon completion of the audit, management anticipates that ONR will meet with the Company to discuss options for going forward and attempt to negotiate either cash reimbursement or tasking and data stream rights from the NEMO hyperspectral instrument if it is successfully launched for the significant investment made in the NEMO program. The Company holds security interests in important space segment hardware for the NEMO program as well as a valuable commercial satellite remote sensing license.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Not applicable

                                     PART II

                           OTHER INFORMATION REQUIRED
                           --------------------------

  Item 1. Legal proceedings                                           None

  Item 2. Changes in securities

                  Recent Sales of Unregistered Securities (1)

                          Amount of       Price per    Total Cash
               Date     Securities Sold    Share($)    Proceeds($)
             --------   ---------------   ---------    -----------
              5/20/02        200,000         0.08                  (2)
              5/30/02      3,074,273         0.12                  (3)
               6/7/02      8,332,329         0.09                  (4)
              6/19/02        377,220         0.05                  (3)
              6/30/02        300,000         0.09                  (5)
              6/30/02        500,000         0.12                  (3)
              9/30/02        547,960         0.04                  (3)
             11/12/02      1,098,350         0.06                  (3)
             11/13/02        500,000         0.05                  (6)
             12/11/02        500,000         0.04                  (6)

  (1) Shares sold were common stock, par value $0.001
  (2) Consideration received for the shares was consulting services
  (3) Consideration received for the shares was employee and consultant services
  (4) Shares exchanged pursuant to debt conversion
  (5) Shares issued for debt consideration
  (6) Shares exchanged pursuant to preferred stock agreement

                          Amount of       Price per    Total Cash
               Date     Securities Sold    Share($)    Proceeds($)
             --------   ---------------   ---------    -----------
              4/16/02      2,142,860         0.07        150,000
              6/17/02      2,005,350         0.075       150,000

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

                                                EARTH SEARCH SCIENCES, INC.



Date: February 14, 2003                         /s/ Larry F. Vance
                                                ------------------------------
                                                Chief Executive Officer

                                  CERTIFICATION

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

Date: February 14, 2003                 /s/ Larry F. Vance
                                       -------------------------------------
                                       Larry F. Vance
                                       Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)

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


Date: February 14, 2003                 /s/ Tami J. Story
                                       -----------------------------------
                                       Tami J. Story
                                       Acting Chief Financial Officer
                                       (Principal Financial Officer)