Form 10-K
period 2003-03-31
EARTH SEARCH SCIENCES INC
filed 2003-09-15
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended March 31, 2003

                                       or


    [_] Transition report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

            For the transition period from  __________ to _________

                         Commission file number 0-19566



                           EARTH SEARCH SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                                87-0437723
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1729 Montana Highway 35, Kalispell, Montana                        59901
-------------------------------------------                      ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (406) 751-5200

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Aggregate market value of Common Stock held by non-affiliates of the Registrant at March 31, 2003: $1,769,865. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at July 14, 2003: 190,435,918.

Documents incorporated by reference.

This Form 10-K consists of 49 pages, which includes exhibits.
================================================================================

                                TABLE OF CONTENTS

PART I.........................................................................3

    Item 1 -  Business ........................................................3
    Item 2 -  Properties  .....................................................9
    Item 3 -  Legal Proceedings................................................9
    Item 4 -  Submission of Matters to a Vote of Security Holders.............10



PART II.......................................................................10

    Item 5 -  Market for the Registrant's Common Stock Equity and
               Related Shareholder Matters....................................10
    Item 6 -  Selected Financial Data.........................................12
    Item 7 -  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................13
    Item 7A-  Quantitative and Qualitative Disclosures About Market Risk......20
    Item 8 -  Financial Statements and Supplementary Data.....................20
    Item 9 -  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........................20



PART III......................................................................20

    Item 10 - Directors and Executive Officers of the Registrant..............20
    Item 11 - Executive Compensation..........................................22
    Item 12 - Security Ownership of Certain Beneficial Owners and
               Management.....................................................23
    Item 13 - Certain Relationships and Related Transactions..................24



PART IV.......................................................................25

    Item 14 - Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.......................................................25




SIGNATURES....................................................................28

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

Development of Core Technology
------------------------------

            In 1991, the Company was invited to participate in the Visiting Investigator Program (VIP) sponsored by the National Aeronautics and Space Administration (NASA). In the VIP program, the Company sought to compare the benefits of using the NASA operated Airborne Visible and Infra-Red Imaging Spectrometer (AVIRIS), along with other less advanced instruments, in locating geologic areas of interest in a test area in Nevada. The results of that program were published in January 1993. As a result of its participation in the program, the Company acquired a large amount of unprocessed imagery data and recognized the need to refine existing remote sensing technology in order to improve the economics of commercial remote sensing applications. To achieve its goal, the Company undertook the development of a miniaturized hyperspectral remote sensing instrument, Probe 1, which is designed to be used with cost effective and easily available aircraft. This instrument has become known for its accuracy, reliability, and cost effectiveness and with the addition of geo-rectification capabilities and automated original processing steps continues to be one of the most accurate and cost effective instruments in the remote sensing industry.

Current Business Plan
---------------------

            The Company is evolving from a mineral exploration and research and development organization into a leading provider of remote sensing services. Data is provided for clients as well as for the Company's own mineral and hydrocarbon exploration purposes. It is also accumulated for future resale to a variety of users. On June 1, 1997, the Company took delivery of the first Probe 1 instrument. In its first full year of commercial operation, the Company developed markets and generated revenue from multiple clients. In August of 1999, the Company took delivery of its second Probe 1 instrument. Since June 1, 1997, the Company has collected and currently owns a substantial archive of Probe 1 hyperspectral imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Chile, Peru, Mexico, California, Nevada, Arizona, Idaho, Montana, Wyoming, Texas, Louisiana, Florida and Utah. At the present time, the value of this data archive has not been independently appraised and its value is not reflected in the Company's financial statements.

            The Company believes cost effective hyperspectral remote sensing and imagery processing has tremendous potential in various global applications and markets. The current ASPRS/NASA Ten-Year Industry Forecast (HTTP://WWW.ASPRS.ORG/NEWS.HTML) validates this position and indicates that the remote sensing market has been growing at a rate of 13% per year, with the hyperspectral portion of that market growing to12% of the total by 2006 and worth approximately $440 million. As well as reorganizing it's marketing strategy, the Company is ensuring its maximum exposure to this market by continuing to establish subsidiary companies to focus on hyperspectral remote sensing applications in key industries. Each subsidiary will focus on a specific sector of commercial remote sensing and have a management team with relevant skills and expertise. The Company will provide an exclusivity license for each one, the Company's hyperspectral technology intellectual property, processing support, marketing and management assistance. With the establishment and growth of the subsidiaries this strategy is gradually creating a ready market for the Company, as well situating the Company to receive royalties from any resource development that occurs as a result of the use of the Company's instruments and technology. One of the subsidiary companies, Petro Probe, Inc, the oil & gas spin-off, is already producing a steady cash flow from operations. Another advantage is that required capital will be raised by the subsidiary separate from the parent company.

            To complement its Probe 1 technology, the Company in fiscal 2000 acquired Space Technology Development Corporation (STDC) and its ownership of satellite based imagery technology. STDC had acquired ownership of a difficult to obtain commercial satellite license and hyperspectral data stream from the proposed space based instrument, NEMO, and this was something ESSI desired. The strategy the Company sought to develop was joint use of satellite and airborne remote sensing instruments. The economical large area imagery collection by the satellite instrument could be complemented and value-added-to by the high-resolution imagery collection of specific target areas provided by the airborne instruments.

            As attractive as the proposition was, the financial markets were not willing to invest in new satellite ventures at the time. Thus, the Company has been unable to complete funding of the NEMO project based on the risks of a launch and the unproven potential for revenues from a hyperspectral satellite.

            In May 2002, the Company received notification from the Office of Naval Research (ONR) indicating that the performance period for the agreement with the Navy for the NEMO project had ended and that is was time to initiate close-out procedures, account for the distribution of Federal funds under the agreement and to account for and dispose of all real property and equipment acquired under the agreement. Further, the Navy requested an audited record of all distributions of Federal Funds made under this agreement, including those from the period when STDC was owned and operated prior to its acquisition by ESSI. Until the audit was completed and reviewed the ONR decided not to reimburse STDC (and hence ESSI) for certain invoices for subcontract and vendor costs on the NEMO program even though these costs were approved by the Naval Research Laboratory and the ONR for payment with government funds. As of March 31, 2002, the Company had $1,105,995 of receivables on its balance sheet from the ONR, of which $808,401 are outstanding as of the date of this filing. The Company believes that the ONR will make payment of the remaining receivables. Further, the Company is attempting to meet with the ONR to discuss options for going forward and its investment to date in the NEMO program.

             SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, is the applicable accounting guidance for potential impairment of long-lived assets. Based on the guidance of SFAS 121 and since the Company was not able to receive any written confirmation from the ONR re: the matter, the Company had effectively no ability to value future oriented negotiated settlement on the NEMO program. Without such documentation of value, the Company provided in 2002 a loss from impairment of $13,010,364, the amount the Company was carrying in construction in progress for the NEMO program (see Notes 5 and 6 to the financial statements.)

            Management firmly believes that the ONR will honor their informal representations to the Company to discuss future options and negotiate with the Company for its investment to date, security in space segment hardware, and critical remote sensing license.

            Regardless of the situation with NEMO and the ONR, ESSI is moving forward in its plan to capture leadership in the airborne remote sensing industry. The Company recognizes the fragmented nature of the remote sensing industry and its composition by a majority of very small companies. The Company's long-term strategic plan is to create partnerships, strategic alliances, mergers or acquisitions as the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing collections and services.

            The Company's near-term plans are to continue pursuing:
            (1) contracts that produce revenues from the application of remote sensing;
            (2) the development of additional miniaturized remote sensing instruments;
            (3) the integration of other advanced technology exploration instruments;
            (4) the development of promising mineral, oil and gas properties in which the Company has an equity interest, identifying such properties by utilizing its existing imagery database or acquiring such data; and
            (5) the marketing of ESSI archived raw data and other remote sensing data through Terranet Inc.

            The negative events of 2001, including the stock market decline and the events of September 11, 2001, left the Company in a tenuous highly leveraged position. Recognizing that the economy and the general business climate was declining rapidly, the Company made every effort to reduce overhead as quickly as possible, even though that may have been detrimental to longer-term expansion plans in some cases. Although cash flow was conserved the Company entered 2002 in an undercapitalized state and sought assistance from a variety of sources including some who indicated they could bring in necessary new investment into the Company. None of the individual sources proved successful. The Company continued to operate by minimizing overhead and making cash flow a priority. In early 2003, The Board of Directors recognized the need to address this situation and change it. New policies have been initiated to attract new directors and retain them, place new management talent within the organization and appoint committees to examine refinancing and restructuring issues.

Subsidiary Companies

Formation of Intellisphere Technologies, Inc.
---------------------------------------------

            The Company created Intellisphere Technologies, Inc. as a potential holding company for investors into STDC and the NEMO project. This company is inactive.

Formation of Petro Probe, Inc.
------------------------------

            The Company formed Petro Probe, Inc. to identify and develop potential hydrocarbon properties by utilizing Probe 1 surface imagery integrated with other sub-surface exploration techniques. Petro Probe, Inc.'s strategy will entail capturing data over areas of interest that the Company may later take an equity interest in, as well as the sale of hyperspectral imagery and processing services to oil and gas properties owned by third party customers. A primary objective in evaluating a potential hydrocarbon resource project is to provide geologic mapping of outcrop lithology and surface structure. The Probe 1 instrument is an excellent tool to obtain this mapping. Probe 1 imagery can identify subtle features due to topographic offset, vegetation change and/or soil alteration that play a major role in forming hydrocarbon traps. Hyperspectral imagery can also aid in petroleum exploration by detecting surface indicators of potential petroleum reserves such as micro seepage.

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

            From it's inception in 2000 through March 31, 2003, Petro Probe, Inc. has acquired working interests in seven oil and gas projects in the U.S. The first project acquired was the Louisiana West Scott Field Prospect, where an oil well has been drilled and logged based on data from Probe 1 as well as other exploration measurements.

            In fiscal 2002, wells were drilled on three of Petro Probe, Inc.'s projects and were determined to be unsuccessful. Petro Probe, Inc.'s working interests in its seven (7) oil and gas projects offer them the right to participate in drilling additional wells on the project lease acreage. Petro Probe Inc. will determine whether or not to participate in additional drilling efforts on a case by case basis. In fiscal 2004, Petro Probe expects to participate in the drilling efforts on four of the oil and gas projects in West Scott, SpindleTop and Lost Soldier.

            In prior years, Petro Probe, Inc. has surveyed targets for hydrocarbon exploration in the oil and gas basins of Greater Green River Basin, Wyoming, Paradox Basin, Utah, Texas, Montana, Louisiana and the Australian Basin and is proceeding to further evaluation.

            Because of the national need for new hydrocarbon discoveries, Petro Probe, Inc. is actively seeking petroleum based companies to either joint venture with, or merge with, and is in excellent position to move forward in this direction.

Formation of Geo Probe, Inc.
----------------------------

            The Company formed Geo Probe, Inc. to pursue geologically tailored hyperspectral imaging services to mineral exploration companies and develop new markets in geological applications. The same indicators that can be used to find mineral deposits can also be used to monitor the environmental impact of active and past-producing mines, mills, smelters, refineries and pipelines. Mineral deposits are part of larger geological systems that typically have mineralogical zonations that are mappable using Probe 1 imagery. In vegetated areas, the subtle effects that bedrock geology has on plants can be measured to identify hidden minerals. The Company's mapping agreement with Noranda in 1998-2000 provided the ability to develop and prove new approaches to mineral exploration. The experience gained from this application still remains a rare and valuable intellectual property today. Therefore, Geo Probe, Inc's business focus will be to use the Company's remote sensing instruments to globally survey any areas that have promise for the location of minerals either for its own use, or for third party customers, and to sell hyperspectral collection and processing services in the geological hazards and environmental geology sectors.

            As in the hydrocarbon industry sector there is a build-up of new demand for mineral exploration beginning to occur and Geo Probe, Inc. is actively seeking companies to either joint venture with or merge with in order to position itself well for the upturn in global mining activity.

Formation of Eco Probe, Inc.
----------------------------

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

             ESSI and Eco Probe, Inc. have performed important hyperspectral surveys and research in numerous vegetation-related projects. With results from these projects, Eco Probe, Inc. will demonstrate the commercial applicability of hyperspectral remote sensing in the agricultural and environmental markets. Eco Probe, Inc. expects that environmental problems caused by the spread of non-native noxious weeds such as loss of wildlife habitat, soil erosion, diminished water quality, loss of fish habitat, and reduced crop production will support a commercial demand for the use of Probe 1 hyperspectral data. Other important future markets lie in the application of hyperspectral remote sensing technology to the certification of organically grown food crops, the monitoring of potable water reservoirs, and endangered species food chain stress.

Formation of Terranet, Inc.
---------------------------

            The Company formed Terranet, Inc. to act as a imagery product distribution conduit and perform as the Company's e-commerce content provider through a unique internet imagery distribution system. Imagery collected today and yesterday can be sold repeatedly to multiple end users. In addition to selling the Company's own imagery, Terranet, Inc. will pursue the resale of imagery obtained from third parties. Terranet has completed the design and testing of the software and is now actively seeking joint venture partners and or contract data suppliers.

Fiscal 2003 Significant Projects
--------------------------------

            In fiscal 2002, the Company completed airborne hyperspectral surveys primarily for local, state and federal governmental agencies. These projects produced the majority of the Company's 2002 airborne revenue. These projects are in emerging growth areas such as hydrocarbon exploration, environmental damage assessments, land use planning and noxious weed species detection. The Company's agreement with the ONR produced all the Satellite Development business segment revenue (see note 10 to the financial statements.)

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

            Several proposals have been developed to partner with private industry, universities and state and federal agencies to develop, package and deliver competitive advanced technology products and services. These are being evaluated on a priority basis.

Business Segment Information
----------------------------

            Included in the attached financial statements is business segment information and financial information about geographic areas for the Company.

Employees
---------

            As of March 31, 2003 the Company had 4 full-time employees.

Available Information
---------------------

            The Securities and Exchange Commission maintains an internet site at HTTP://WWW.SEC.GOV that contains reports and financial information filed by the Company. The Company maintains an internet site at HTTP://WWW.EARTHSEARCH.COM that contains information about the Company's business, markets and technology.

Seasonal Nature of Business
---------------------------

            The Company experiences the highest demand for its collection services April through October in the Northern Hemisphere and October through April in the Southern Hemisphere.

Customers and Geographic Areas of Business
------------------------------------------

            In fiscal 2003, the Company operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. In fiscal 2003 and 2002, the Company's sensors were operated in the United States and abroad. Contracts to operate the sensors in the United States as an ecological, mining, agricultural, hydrocarbon, and target identification contributed approximately $384,212, $460,000 and $81,000 to revenue in 2003, 2002, and 2001, respectively. STDC's contract with the Office of Naval Research to design, build, and operate a hyperspectral sensor mounted on a satellite contributed approximately $6,459, $4,235,000 and $1,094,000, to revenue in 2003, 2002 and 2001. In fiscal 2003, projects with four clients accounted for approximately 76% of total revenue. In fiscal 2002, projects with one client accounted for approximately 84% of total revenue. In fiscal 2001, projects with three clients accounted for approximately 68% of total revenue

ITEM 2.  PROPERTIES

            The Company leases its corporate headquarters from two officers of the Company. Its headquarters consist of approximately 6,400 square feet of office space in Kalispell, Montana. All other office obligations have been cancelled.

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

            In October of 2002, Terranet, Inc. a subsidiary company, received notice of a judgment issued by the Supreme Court of British Columbia in regards to monies owed resulting from a contract with plaintiff Cal Data Ltd., of Vancouver, B.C. The plaintiff alleged that seventy-five thousand dollars was overdue from invoices for services dating from January of 2002 to October, 2002. Terranet, Inc.is examining its position and has not accrued any liability associated with this demand in its financial statements.

            In May of 2003, the Company received notice of a civil action commenced against it from Stern & Co. Communications LLC d/ba Stern & Co. registered in the United States District Court, Southern District of New York. The plaintiffs allege that the Company has not completely paid for services rendered and owes $92,048.22, nor forwarded stock options for 1,500,000 shares exercisable for three years at the price of $1.50 per share.

            The Company has responded with a counter-claim alleging it has never received the promised services, and as such, will defend its position vigorously as it believes it will prevail and, accordingly, has not accrued any liability associated with this case in the accompanying audited consolidated financial statement.

            Except as described above, to the knowledge of our executive officers and directors, neither we nor our subsidiaries are party to any legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and our executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

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

                         Quarter Ended            High            Low
                         -------------            ----            ---

                June 30, 2001                      .41            .19
                September 30, 2001                 .23            .09
                December 31, 2001                  .17            .11
                March 31, 2002                     .20            .07

                June 30, 2002                      .08            .08
                September 30, 2002                 .05            .05
                December 31, 2002                  .04            .03
                March 31, 2003                     .01            .01

        (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2003 was approximately 1122. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

                   Recent Sales of Unregistered Securities (1)

                                      Price                                                     Price
                          Amount of    per                                         Amount of     per
                          Securities  Share        Total Cash                      Securities   Share     Total Cash
           Date             Sold       ($)        Proceeds ($)          Date          Sold       ($)     Proceeds ($)
           ----             ----       ---        ------------          ----          ----       ---     ------------

          4/10/00          200,000     0.25           49,985  (1)      4/11/00       167,066     0.38              (6)
          4/13/00           75,000     0.45           33,750  (3)      4/18/00        22,222                       (5)
          4/26/00          500,000     0.50          250,000  (3)      4/26/00        26,315     0.38      10,000  (3)
          4/26/00           50,000     0.38           19,000  (3)      4/26/00        50,000     0.38      19,000  (3)
          4/28/00           12,004     0.83           10,000  (3)      4/28/00        34,212     0.75              (1)
           5/4/00          600,000     0.50          300,000  (3)       5/4/00         8,333     0.72       6,000  (3)
           5/4/00            5,451     0.20                   (4)       5/8/00        50,000     0.20      10,180  (1)
          5/11/00          500,000     0.25                   (1)      5/11/00         3,940     0.20              (4)
           6/6/00          818,501     0.05                   (4)       6/6/00        65,789     0.38      25,000  (3)
           6/6/00          100,000     0.38           38,000  (3)      6/22/00       300,000                       (5)
          8/24/00            9,383     0.75                   (1)     12/12/00        81,081     0.37              (2)
           1/4/01           29,126     0.26                   (1)      1/11/01     9,980,667     0.14              (4)
          1/16/01          100,000     0.56                   (3)      1/17/01     8,587,000     0.34              (1)
          2/26/01        5,289,315     0.26                   (4)      7/10/01        50,000     0.21              (1)
          8/28/01           50,000     0.16                   (1)      9/25/01       850,340     0.16              (6)
         11/13/01          160,000     0.15                   (2)     12/11/01       243,026     0.13              (1)
         12/13/01          146,667     0.13                   (1)     12/13/01       120,824     0.13              (1)
           1/3/02        2,564,103     0.10                   (1)       3/8/02       200,000     0.08              (2)
          5/20/02          200,000                            (5)      5/30/02     3,574,273                       (1)
           6/7/02        8,332,329                            (2)      6/19/03       377,220                       (1)
           7/8/02          300,000                            (2)       7/8/02       500,000                       (1)
          10/1/02          547,960                            (1)     11/12/02     1,098,350                       (1)
         11/13/02          500,000                            (7)     12/11/02       500,000                       (7)
          2/24/03        1,000,000                            (1)      3/26/03       100,000                       (1)

          (1) Consideration paid for the shares was employee and/or consulting services.
          (2) Shares issued for debt consideration.
          (3) Sales of securities exempt from registration under Regulation D Rule 506.
          (4) Shares exchanged pursuant to debt conversion.
          (5) Shares issued as commissions for stock sales.
          (6) Shares issued in exchange for interest in oil and gas properties.
          (7) Shares issued in exchange for Series A preferred stock.

Securities authorized for issuance under Equity Compensation Plans
------------------------------------------------------------------

The following table sets forth certain information on the Company's Equity Compensation Plans. See Note 13 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

                                                                                                        (c)
                                                                                                Number of securities
                                                                                               remaining available for
                                           (a)                             (b)                  future issuance under
                                Number of securities to be          Weighted-average            equity compensation
                                 issued upon exercise of            exercise price of            plans (excluding
                                   outstanding options,            outstanding options,       securities reflected in
       Plan category               warrants and rights             warrants and rights               column (a)
       -------------               -------------------             -------------------               ----------
Equity compensation plans
approved by security holders (1)                  --                        --                              --

Equity compensation plans
not approved by security
holders (2)                                 23,138,000                     $1.07                            --

Total                                       23,138,000                     $1.07                            --

     (1) The Company's stock options and warrants have not been approved by security holders

     (2) Excludes options for 4,000,000 shares issued as part of the acquisition of STDC

Securities authorized for private placement issuance under subsidiary companies
-------------------------------------------------------------------------------

The subsidiary companies of Terranet, Inc. Petro Probe, Inc. and Eco Probe, Inc have issued shares of common stock to private placement investors, all of which were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

ITEM 6.  SELECTED FINANCIAL DATA

           The following table sets forth certain selected financial data for each of the last five fiscal years with respect to the Company and is qualified in its entirety by reference to the Company's audited financial statements and notes thereto. STDC was acquired by the Company on December 21, 1999. The results of operations for 2003, 2002 and 2001 include the results of operation for STDC from December 22, 1999 to March 31, 2003.

                                                                As of or for the fiscal year ended
                                         2003               2002               2001               2000               1999
                                    ----------------------------------------------------------------------------------------
Operating revenue                   $    786,208       $  5,044,498       $  2,678,986       $  1,526,446       $    881,006
Net loss                              (5,354,184)       (16,797,081)        (6,636,480)        (5,177,983)        (2,271,428)
Net loss per common share                  (0.03)             (0.11)             (0.05)             (0.03)             (0.03)
Total assets                           4,091,566          7,096,591         19,710,126         19,532,230          3,992,233
Long-term obligations                  4,700,365          4,687,895          5,253,135          4,515,118          6,594,080
Stockholders' (deficit) equity       (14,879,965)       (11,310,331)         2,346,846          2,663,656         (3,998,137)
Cash dividends declared                     --                 --                 --                 --                 --

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

            Financial comparisons will be made between the fiscal years ended March 31, 2003 and 2002 and 2001.

Results of Operations
---------------------

            The Company recognized revenue of $786,208 in 2003 compared with $5,044,498 and $2,678,986 in 2002 and 2001, respectively. The decrease in revenue in 2003 compared to 2002 is a decrease in activity cost reimbursements from the U.S. Navy for the NEMO project. The increase in revenue in 2001 was the beginning of revenue on the oil and gas properties of approximately $417,000 and a significant hyperspectral survey in Peru that resulted in approximately $860,000 in revenue in 2001. In 2003, costs of services provided was $328,104 compared with $4,652,935 and $1,777,437 in 2002 and 2001, respectively. Cost of services provided increased in 2002 compared to 2001 primarily due to an increase in activity cost reimbursements from the U.S. Navy for the NEMO project.

            Provision for loss on impairment of fixed assets was $2,168,997 in 2003 compared with $13,010,364 and $0 in 2002 and 2001. This loss in 2003 is due to $543,877 is due to recognition of an impairment of the NEMO project, $616,786 on unsuccessful oil and gas properties, $900,000 on the Polyspectrum abandoned construction in progress and $108,334 on Terranet computer equipment. The loss in 2002 was due to recognition of an impairment of the NEMO asset previously carried in the construction in progress account. Exploration costs in 2003 were $0 compared with $0 in 2002 and $95,540 and in 2001. The increase in exploration costs in 2001 is primarily a result of the Company's focus on utilization of the Probe for the Company's own exploration projects in 2001, while in 2002 the Company didn't pursue exploration projects for its own purposes. General and administrative costs were $3,138,442 in 2003 compared with $3,053,024 and $3,854,000 in 2002 and 2001, respectively. The reduction in costs in 2002 compared with 2001, reflects cost reductions and staff reductions in 2002 compared with 2001.

            During 2001, the Board of Directors approved the issuance of 8,587,000 shares against options as a performance based stock bonus. The issuance of these shares resulted in non-cash compensation expense of $2,926,781. Of this amount, $1,593,600 relates to performance options issued to officers of the Company in 1997. At the time these options were granted, the officer's salaries was deferred and the Company's common stock price was approximately $0.48. These options allow the officers to purchase restricted shares in the Company at exercise prices ranging from $.50 per share to $2.50 per share, for up to 24 months after vesting. The vesting of these options is dependent on the Company's stock price reaching certain prices and maintaining that level for a specified number of days. In 2000, 3,000,000 of options met the performance criteria and resulted in the recording of $1,593,600 of compensation expense. In 2003 and 2002, no options met the performance criteria and thus no compensation expense was recorded.

            Interest income in 2003 was $627 compared to $4,813 and $98,436 in 2002 and 2001, respectively. The decrease in 2003 compared with 2002 reflects smaller outstanding interest earning cash balances. In 2003, the Company recognized interest expense of $730,719 compared to $760,730and $1,035,856 in 2002 and 2001, respectively. The decrease in interest expense over the prior year is a result of the Company's conversion of convertible notes to equity in the fourth quarter of 2001.

            In 2003, the Company recorded minority interest in losses of consolidated subsidiaries of $239,867 compared to $335,333 and $290,336 in 2002 and 2001. ESSI Probe 1 LC minority interest loss for a full year of operations was $233,353, 308,738 and $270,252 in 2003, 2002 and 2001, respectively.

            The Company recognized a net loss of $5,354,184 in fiscal 2003 compared with a net loss of $16,797,081 and $6,636,480 in 2002 and 2001, respectively. The loss on a per share basis was $0.03, $0.11 and $0.05 in fiscal 2003, 2002, and 2001, respectively. Included in the loss in 2003, 2002 and 2001 is a loss of $1,778,336, $14,251,858 and $1,822,434 or $0.01, $0.09 and $0.01
per share, respectively, from the operations of STDC. The operations of STDC in 2002 reflect a $13,010,364 provision for loss on NEMO fixed asset.

Liquidity and Capital Resources
-------------------------------

            The Company has financed its activities to date with a combination of cash flow from operations and the use of equity securities and promissory notes. During 2002, the Company signed a definitive agreement with an investor for an equity line of up to $10,000,000 for one year with an extension option for a second year. The terms of the equity line are that the Company, after the effectiveness of a registration statement, at its option can sell its registered shares of common stock to the investor on a monthly basis. The maximum amount of funds that can be raised in any month is $1,500,000 limited by a calculation based on the average volume of the stock for the preceding month and the price of the stock. The stock will be sold at 88% of the average of the lowest five
(5) trading days over the ten (10) days of trading immediately proceeding the sale date. Subsequent to March 31, 2003, the Company made its second on the equity line and raised $150,000 from the sale of its common stock.

            Net cash used in operating activities was $282,167 in 2003, resulting primarily from payments for salaries and services and changes in current assets and liabilities. Net cash used in operating activities was $492,063 in 2002, resulting primarily from payments for salaries and services and changes in current assets and liabilities. Of the $16,797,081 net loss in 2002, approximately $14,675,423 was non cash items. Net cash used in operating activities was $1,525,414 in 2001, resulting primarily from payments for salaries and services and changes in current assets and liabilities. Of the $6,636,480 net loss in 2001, approximately $4,373,473 was non cash items.

            Capital expenditures for March 31, 2003 were primarily for purchases of new computer equipment, purchases of working interests in hydrocarbon properties and payments on a subsidiary's satellite hyperspectral instrument.

            Capital expenditures for March 31, 2002 were primarily for purchases of new computer equipment, purchases of working interests in mineral properties and payments on a subsidiary's satellite hyperspectral instrument.

            At March 31, 2003 and 2002, the Company had cash of $347,682 and $66,681 and a working deficit of $13,700,198 and $12,295,035, respectively.

            The Company does not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

            Under the original agreement with the ONR, STDC needed to raise private industry funds of approximately $125,000,000 in order to complete, launch and operate the hyperspectral imaging satellite and instrument. Subsequent to March 31, 2002, STDC received notification from the ONR that it would not be giving STDC an extension to its current agreement. After the audit of the Federal funds expended on the NEMO program, STDC and the ONR have agreed to meet to discuss options for going forward. The success of STDC and payment of approximately $8,216,424 of STDC accounts payable due subcontractors and vendors on the NEMO program, is dependent on the Company and ONR negotiating plans for going forward and additional funds being identified either commercially or under governmental programs to complete and launch the NEMO satellite and sensor. The ONR is conducting its own audit to determine how to proceed and the Company expects to meet with the ONR to determine the future of the NEMO program.

            The Company believes that funds generated from its operations, together with future borrowings and the equity line will be adequate to meet the Company's anticipated cash needs during the immediate term.

            There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will be required or that any such required additional capital will be available on reasonable terms, at such time or times as required by the Company. The Board of Directors has appointed a management committee to examine the option of re-organizing and re-structuring the company to ensure that a viable avenue is available for the attraction of capital. The management committee will also recommend priority new management appointments.

            The total number of employees employed by the Company now numbers four people.

Significant Accounting Policies
-------------------------------

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

            Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In fiscal 2003 and 2002, based on such review, the Company incurred asset impairments of $543,877 and $13,010,364 on the NEMO project, $616,786 and $690,048 on unsuccessful oil and gas properties in fiscal 2003 and 2002, respectively, $900,000 on the Polyspectrum abandoned construction in progress in fiscal 2003, and $108,334 on Terranet computer equipment in fiscal 2003.

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

Future Operations
-----------------

            The Company will establish a new marketing plan for remote sensing services by verification of its current business model and business targets. In order to achieve maximum results, the Board of Directors has recommended the Company establish a new marketing department staffed by proven talent.

            In addition, the Company will continue to operate in the mineral and hydrocarbon resource exploration areas where the Company will operate its remote sensing instruments for its own use and secure equity interests in promising properties identified from the remote sensing imagery. Further, previously collected imagery will be analyzed and processed to aid in the Company's decisions to take new or additional equity interests in prospective properties.

            Management believes that a significant market opportunity exists for a company that can combine satellite and airborne hyperspectral remote sensing data and custom design the best and most efficient solutions to geological, environmental, defense, and surveillance problems. It is this belief that led the Company to acquire STDC. The Company believes that the opportunity still exists for a successful negotiation with a data supplier with access to satellite data.

            The Company has entered into an agreement to use an Inertial Measurement Unit (IMU) provided by The Boeing Corporation. Use of the IMU enables the Company to more accurately geoposition its Probe 1 hyperspectral data and assist in the insertion of its data into a customer's Geographical Information System (GIS) database. In addition, collection of field spectra using the Company's field spectrometer provides customers both ground and airborne spectral information that can be incorporated into a customer's GIS to provide a custom, leading edge information product. These enhancements allow the Company to offer its customers quality data.

            Research & Development of next generation hyperspectral instrumentation is continuing.

            The Board of Directors have also established a committee to seek joint venture opportunities that will offer additional markets for its imagery databases, generate operating revenues and provide avenues for new capital investment.

Additional Risk Factors That Could Affect Liquidity, Operating Results And
--------------------------------------------------------------------------
Market Price Of Stock
---------------------

Risks Related to Our Industry
-----------------------------

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

            The Company may incur significant expenses to comply with new or more stringent governmental regulation. The sale of our imagery is regulated by the Department of Commerce. Although the Company (through its acquisition of STDC) has acquired a Department of Commerce (DOC) Remote Sensing License that permits the Company to market globally hyperspectral and panchromatic imagery, there is no guarantee that the government will not; impose restrictions on sales if the quality of our imagery increases with new technology that, for example, allows increased resolution. Because our license was the first issued DOC Remote Sensing License, the Company cannot anticipate how the DOC specifically will treat our license or how the airborne remote sensing industry will be regulated in the future.

Risks Related to Our Business
-----------------------------

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

            The Company's continued involvement on the NEMO Project and successful negotiations with the ONR may not materialize. Although the Company is trying to pursue restructuring options with the ONR and the Company firmly believes the ONR will negotiate at a minimum, a data stream, and tasking on the NEMO instrument, the Company cannot guarantee that future options with the ONR will be worked out or that the Company will receive anything for its investment in the NEMO project. The Company cannot guarantee that the satellite will be properly completed, launched and set into orbit. Although the satellite has an expected lifetime of five years, the Company cannot guarantee that the satellite will not be rendered inoperable sooner.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

            On June 10, 2003, the Board of Directors of the Company dismissed the Company's accountants, Grant Thornton, LLP. Grant Thornton LLP served as the Company's auditor beginning with the fiscal year ended March 31, 2001. The Board of Directors has appointed Malone & Bailey, PLLC as the Company's auditor for the year ended March 31, 2003. Malone & Bailey's office is located at 5444 Westheimer, Suite 2080 Houston, TX 77056.

            The report of Grant Thornton LLP on the financial statements for year ended March 31, 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle except for the inclusion in the report of an explanatory paragraph regarding the Company's ability to continue as a going concern.

            During the fiscal year ended March 31, 2003, and through June 10, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            The Company has requested that Grant Thornton, LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated June 10, 2003, was filed as Exhibit
16.1 the Company's Form 8-K filed June 10, 2003.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2000 to the present.

              Name              Age                      Position
              ----              ---                      --------
         Larry F. Vance          68        Chairman and Chief Executive Officer
         Tami J Story            40            Secretary/Treasurer/Director
         Kenneth E Danchuk       61                      Director
         Rory J. Stevens         45           Former Chief Financial Officer

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

            Kenneth E. Danchuk has served as a senior consultant contractor with the Company since 1996 performing investor relations and organization development roles. Prior to joining the Company, Mr. Danchuk was involved in Economic Development work for governments and international agencies, where he assisted start-up companies. Prior to that period, he was employed in executive management positions within the oil and gas, and transportation industries. He holds a Bachelor of Commerce degree from the University of British Columbia and is an active member of the National Institute of Investor Relations in Washington, D.C. Mr. Danchuk received the Professional Mgr. Designation from the Canadian Institute of Management in 1972.

            Rory J. Stevens, a certified public accountant (CPA), became a director of the Company in 1994 and joined the Company as Chief Financial Officer in January 2000. Prior to joining the Company, Mr. Stevens was employed by Chiyoda International Corporation, an engineering and construction company, for eleven years, the last six years as corporate controller. Mr. Stevens holds a Bachelor of Business Administration from Boise State University and a Master of Business Administration and Masters of Professional Accounting from the University of Washington. On November 15, 2002, Mr. Stevens resigned from his officer and director position with the Company and its subsidiaries.

            Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2003 annual meeting of shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

            Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

Table below summarizes information on Executives and Directors compensation

                                                       SUMMARY COMPENSATION TABLE
                                                                                                             Long-Term Compensation
                                        Annual Compensation                        Awards              Payouts
                              ----------------------------------------------------------------------------------------------
                                                                                                Securities
                                                           Other Annual    Restricted   Stock   underlying               All other
                              Fiscal                       Compensation      Stock      Option   options/   LTIP pay   Compensation
Name and Principal Position    Year  Salary ($)  Bonus ($)      ($)       Award(s)($)   Grants   SARS (#)   -outs ($)       ($)
----------------------------- ------ -----------------------------------------------------------------------------------------------
Larry Vance/Chairman (1)       2003   160,000        -          -             -            -        -           -            -
                               2002   160,000        -          -             -            -        -           -            -
                               2001   160,000        -          -         875,000  (2)     -        -           -            -

Tami J. Story/Secretary        2003    80,000        -          -             -            -        -           -            -
and Treasurer (1)              2002    80,000        -          -             -            -        -           -            -
                               2001    80,000        -          -         437,500  (2)     -        -           -            -

Rory J. Stevens/CFO (1)(3)     2003   125,000        -          -             -            -        -           -            -
                               2002   125,000        -          -             -            -        -           -            -
                               2001   125,000        -          -         218,750  (2)     -        -           -            -

(1)   Salary was deferred unless cash flow allowed payment.

(2) In 2001, the Board of Directors approved the issuance of 6,875,000 restrictive shares to officers as a stock bonus. Outstanding officer options were reduced by 6,875,000.

(3) On November 15, 2002, Mr. Stevens resigned from his officer and director position with the Company and its subsidiaries.

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                      OPTION/SAR VALUES

                                                              Number of securities          Value of Unexercised In-the
                                                             underlying unexercised               Money Options at
                        Shares                                  options at FY-End                     FY-End ($)
                     Acquired on         Value
Name                   Exercise        Realized ($)         Exercisable/Unexercisable           Exercisable/Unexercisable
----                   --------        ------------         -------------------------           -------------------------
Larry Vance               -                 -                  4,500,000/3,000,000(1)                      0/0
John Peel                 -                 -                  4,500,000/3,000,000(1)                      0/0
Rory J. Stevens           -                 -                    375,000/1,500,000(1)                      0/0
Tami Story                -                 -                    750,000/3,000,000(1)                      0/0

(1) Exercise prices range from $0.21 - $2.50 per share.

Employment Contracts
--------------------

            In October 28, 2000, the Company entered into an employment agreement with Mr. Larry Vance. Pursuant to the agreement, the Company will pay Mr. Vance an annual salary of $160,000. In the event of termination of Mr. Vance without cause or due to a change in control, the Company will pay Mr. Vance two years of annual salary. Mr. Vance's options and vesting criteria are described above and in Note 13 to the attached consolidated financial statements.

            On October 28, 2000, the Company entered into an employment agreement with Ms. Tami Story. Pursuant to the agreement, the Company will pay Ms. Story an annual salary of $80,000. In the event of termination of Ms. Story without cause or due to a change in control, the Company will pay Ms. Story two years of annual salary. Ms. Story 's options and vesting criteria are described above and in Note 13 to the attached consolidated financial statements.

            On October 28, 2000, the Company entered into an employment agreement with Mr. Rory Stevens. Pursuant to the agreement, the Company will pay Mr. Stevens an annual salary of $125,000. In the event of termination of Mr. Stevens without cause or due to a change in control, the Company will pay Mr. Stevens two years of annual salary. Mr. Stevens 's options and vesting criteria are described above and in Note 13 to the attached annual financial statements. On November 15, 2002, Mr. Stevens resigned from his officer and director position with the Company and its subsidiaries.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding ownership of the Company's Common Stock as of June 15, 2003 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

                                            Amount and nature
           Name and address                   of beneficial           Percent
           of beneficial owner                ownership (1)          of class
           -------------------                -------------          --------
           Larry Vance                       14,765,003 (2)(3)(4)       7.57%
           P.O. Box 763
           Lakeside, MT  59922

           Tami Story                        2,365,169 (5)              1.21%
           P.O. Box 763
           Lakeside, MT  59901

           Kenneth Danchuk                   1,000,000                   .50%
           2333 Silver Place
           Kelowna, BC V1V2L5

           Dr. Jan Arnett                    9,150,830 (4)              4.69%
           42-07 30th Avenue
           Astoria, MT  11103
           All directors and officers       18,130,172                  9.29%

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

(5)   Includes 750,000 options, which are exercisable on March 31, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During fiscal 2002, General Petroleum, Inc. (GPI) a company previously wholly-owned by an officer and director of the Company entered into an agreement with Accuprobe, lessor to the Company of a hyperspectral instrument (see Note 5 to the consolidated financial statements). The agreement requires the former sole shareholder of Accuprobe to transfer 100% of his equity in Accuprobe to GPI in exchange for equity in GPI. Presently, not all of the requirements of the agreement have been met. Also during fiscal 2002, GPI exchanged a portion of its equity for the 50% interest in the ESSI 1 LC owned by an outside party. It is the intention of ESSI and GPI to finalize an agreement in fiscal 2004 to allow ESSI to purchase and own 100% of both hyperspectral instruments.

            In fiscal 2001, the Company entered into a lease for its office in Kalispell, Montana. The lease is with two officers of the Company and is for a term of 5 years with minimum monthly payments of $6,400.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page in
     (a)(1)    Financial Statements filed as part of this Report     this Report

               Report of Independent Accountants                       F-1 - F-2
               Consolidated Balance Sheet at March 31, 2003 and 2002         F-3
               Consolidated Statement of Loss for the Years
                  Ended March 31, 2003, 2002 and 2001                        F-4
               Consolidated Statement of Redeemable Common Stock
                  And Nonredeemable Shareholders' Equity (Deficit) for
                  the Years Ended March 31, 2003, 2002 and 2001              F-5
               Consolidated Statement of Cash Flows for the Years
                  Ended March 31, 2003, 2002 and 2001                        F-6
               Notes to Consolidated Financial Statements             F-7 - F-25

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

     16.3 Letter re change in certifying accountant (Incorporated by reference to Exhibit 16.3 to the Registrant's form 8-K filed on May 25, 2001).

     16.4 Letter re change in certifying accountant (Incorporated by reference to Exhibit 16.3 to the Registrant's form 8-K filed on June 10, 2003).

     21.1.1 List of Subsidiaries (Incorporated by reference to Exhibit 21.1.1 to the Registrant's Form 10-K for fiscal year ended March 31,
               2000)

     31 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

     32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302

     (b) The Registrant filed the Following Reports on Form 8-K during the quarter ended March 31, 2003:

                     Date of Report                    Item Reported
                     --------------                    -------------
                     June 10, 2003                           4

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EARTH SEARCH SCIENCES, INC.


                                        By /s/ Larry F. Vance
                                        ---------------------------------------
                                        Larry F. Vance
                                        Chairman
                                        Date: September 12, 2003



            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title

/s/ Larry F Vance                   Chairman and Director
--------------------------------
Larry F. Vance
Date: September 12, 2003


/s/ Tami Story                      Corporate Secretary and Treasurer and
--------------------------------    Director
Tami J. Story
Date:  September 12, 2003

                           EARTH SEARCH SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          As of March 31, 2003 and 2002



                                                         2003                2002
                                                     ------------        ------------
ASSETS
------
Current Assets
     Cash                                            $    347,682        $     66,681
     Accounts receivable, net                             169,184           1,205,175
     Other current assets                                  36,121             134,155
                                                     ------------        ------------
Total Current Assets                                      552,987           1,406,011
Property and equipment, net                             3,538,579           5,690,580
                                                     ------------        ------------
     Total Assets                                    $  4,091,566        $  7,096,591
                                                     ============        ============


LIABILITIES
-----------
Current Liabilities
     Current portion of notes payable                $    108,417        $    440,387
     Capital lease obligation                           3,458,991           3,277,415
     Deferred officers' compensation                      231,250             461,141
     Accounts payable                                   9,446,740           8,620,402
     Accrued expenses                                     171,997             212,773
     Accrued interest                                     458,575             498,928
     Investor deposit                                     377,215             190,000
                                                     ------------        ------------
     Total Current Liabilities                         14,253,185          13,701,046

Long Term Liabilities
     Deferred officers' compensation                    2,353,238           2,177,594
     Notes payable less current portion                   995,043           1,033,698
     Shareholder loans                                  1,072,193           1,256,844
     Minority interest                                    279,891             219,759
                                                     ------------        ------------
     Total liabilities                                 18,953,550          18,388,941

Commitments and contingencies

Redeemable common stock, $.001 par value                   17,981              17,981
Series A preferred stock; 200,000 shares
  authorized, issued and outstanding;
  liquidation preference $1,000,000                            --           1,000,000
Common stock, $.001 par value; 200,000,000
  shares authorized; 190,453,918 and
  158,775,576 shares, respectively,
  issued and outstanding                                  190,454             158,776
Additional paid in capital                             35,449,938          32,697,066
Treasury stock                                           (200,000)           (200,000)
Accumulated deficit                                   (50,320,357)        (44,966,173)
                                                     ------------        ------------
                                                      (14,879,965)        (11,310,331)
                                                     ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $  4,091,566        $  7,096,591
                                                     ============        ============


                     See accompanying summary of accounting
                   policies and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Years Ended March 31, 2003, 2002, and 2001




                                           2003                2002                2001
                                       ------------        ------------        ------------

Revenue                                $    786,208        $  5,044,498        $  2,678,986
Cost of revenue                             328,104           4,652,935           1,777,437
                                       ------------        ------------        ------------
Gross margin (loss)                         458,104             391,563             901,549

Expenses
     Asset impairment                     2,168,997          13,700,412                  --
     General & administrative             3,138,442           3,053,024           3,854,000
     Non-cash compensation                   14,624              14,624           2,941,405
     Exploration                                 --                  --              95,540
                                       ------------        ------------        ------------
     Total Expenses                       5,322,063          16,768,060           6,890,945
                                       ------------        ------------        ------------
Loss from operations                     (4,863,959)        (16,376,497)         (5,989,396)
Other income (expenses)
     Interest income                            627               4,813              98,436
     Interest expense                      (730,719)           (760,730)         (1,035,856)
                                       ------------        ------------        ------------
Loss before minority interest            (5,594,051)        (17,132,414)         (6,926,816)
Minority interest in losses of
     consolidated subsidiaries              239,867             335,333             290,336
                                       ------------        ------------        ------------
Net loss                               $ (5,354,184)       $(16,797,081)       $ (6,636,480)
                                       ============        ============        ============

Basic and diluted loss per share       $       (.03)       $       (.11)       $       (.05)
Weighted average common
     shares outstanding                 175,327,436         155,553,912         135,941,012






                     See accompanying summary of accounting
                   policies and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
            For the Period from March 31, 2000 Through March 31, 2003



                                                REDEEMABLE
                                               COMMON STOCK                  PREFERRED STOCK               COMMON STOCK
                                         --------------------------    --------------------------    -------------------------
                                           SHARES            $           SHARES            $           SHARES           $
                                         -----------    -----------    -----------    -----------    -----------   -----------
Balance at March 31, 2000                    134,160    $    21,734        200,000    $ 1,000,000    126,402,044   $   126,402

Issuance of common stock for
     services rendered                            --             --             --             --        576,024           576
Issuance of common stock for cash                 --             --             --             --      2,037,441         2,037
Issuance of shares for loan and
     interest conversions                         --             --             --             --     16,097,874        16,099
Issuance of shares for interest in
     mineral properties                           --             --             --             --        167,066           167
Issuance of common stock for
     exercise of options                          --             --             --             --        200,000           200
Non-cash compensation expense                     --             --             --             --             --            --
Shares no longer subject to redemption       (23,167)        (3,753)            --             --         23,167            23
Issuance of stock for bonus                       --             --             --             --      8,587,000         8,587
Net loss                                          --             --             --             --             --            --
                                         -----------    -----------    -----------    -----------    -----------   -----------
Balance at March 31, 2001                    110,993         17,981        200,000      1,000,000    154,090,616       154,091
                                         -----------    -----------    -----------    -----------    -----------   -----------
Cummulative effect on prior years of
     change in accounting for sales
     of stock by subsidiaries                     --             --             --             --             --            --
Issuance of common stock for
     services rendered                            --             --             --             --      3,474,620         3,475
Issuance of shares for loan extension             --             --             --             --        360,000           360
Issuance of shares for interests in
     mineral properties                           --             --             --             --        850,340           850
Allocation of investor deposits to
     subsidiary stock                             --             --             --             --             --            --
Non-cash compensation expense                     --             --             --             --             --            --
Net loss                                          --             --             --             --             --            --
                                         -----------    -----------    -----------    -----------    -----------   -----------
Balance at March 31, 2002                    110,993         17,981        200,000      1,000,000    158,775,576       158,776
                                         -----------    -----------    -----------    -----------    -----------   -----------

Issuance of common stock for cash                 --             --             --             --     15,148,210        15,149
Issuance of common stock for
     services rendered                            --             --             --             --      3,323,530         3,323
Issuance of common stock for
     deferred compensation                        --             --             --             --      3,574,273         3,574
Issuance of common stock for loan and
     interest conversion                          --             --             --             --      8,332,329         8,332
Conversion of preferred stock for
     common stock                                 --             --       (200,000)    (1,000,000)     1,000,000         1,000
Issuance of shares for loan extension             --             --             --             --        300,000           300
Non-cash compensation expense                     --             --             --             --             --            --
Partial redemption                                --             --             --             --             --            --
Net loss                                          --             --             --             --             --            --
                                         -----------    -----------    -----------    -----------    -----------   -----------
Balance at March 31, 2003                    110,993    $    17,981             --    $        --    190,453,918   $   190,454
                                         ===========    ===========    ===========    ===========    ===========   ===========




                     See accompanying summary of accounting
                   policies and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
            For the Period from March 31, 2000 Through March 31, 2003




                                          ADDITIONAL       COMMON
                                            PAID-IN         STOCK         ACCUMULATED      TREASURY
                                            CAPITAL       SUBSCRIBED        DEFICIT         STOCK           TOTAL
                                         ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2000                $ 22,906,866    $    363,000    $(21,532,612)   $   (200,000)   $  2,663,656

Issuance of common stock for
     services rendered                        125,701              --              --              --         126,277
Issuance of common stock for cash             718,892        (363,000)             --              --         357,929
Issuance of shares for loan and
     interest conversions                   2,760,737              --              --              --       2,776,836
Issuance of shares for interest in
     mineral properties                        63,318              --              --              --          63,485
Issuance of common stock for
     exercise of options                       49,785              --              --              --          49,985
Employee options vesting expense               14,624              --              --              --          14,624
Shares no longer subject to redemption          3,730              --              --              --           3,753
Issuance of stock for bonus                 2,918,194              --              --              --       2,926,781
Net loss                                           --              --      (6,636,480)             --      (6,636,480)
                                         ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2001                  29,561,847              --     (28,169,092)       (200,000)      2,346,846
                                         ------------    ------------    ------------    ------------    ------------
Cumulative effect on prior years of
     change in accounting for sales
     of stock by subsidiaries               1,707,868              --              --              --       1,707,868
Issuance of common stock for
     services rendered                        371,801              --              --              --         375,276
Issuance of shares for loan extension          55,640              --              --              --          56,000
Issuance of shares for interests in
     mineral properties                       249,150              --              --              --         250,000
Allocation of investor deposits to
     subsidiary stock                         736,136              --              --              --         736,136
Employee options vesting expense               14,624              --              --              --          14,624
Net loss                                           --              --     (16,797,081)             --     (16,797,081)
                                         ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2002                  32,697,066              --     (44,966,173)       (200,000)    (11,310,331)
                                         ------------    ------------    ------------    ------------    ------------

Issuance of common stock for cash             425,836              --              --              --         440,985
Issuance of common stock for
     services rendered                        141,497              --              --              --         144,820
Issuance of common stock for deferred
     compensation                             437,304              --              --              --         440,878
Issuance of common stock for loan and
     interest conversion                      724,901              --              --              --         733,233
Conversion of preferred stock to
     common stock                             999,000              --              --              --              --
Issuance of shares for loan extension          26,700              --              --              --          27,000
Employee options vesting expense               14,624              --              --              --          14,624
Partial redemption                            (16,990)        (16,990)
Net loss                                           --              --      (5,354,184)             --      (5,354,184)
                                         ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2003                $ 35,449,938    $         --    $(50,320,357)   $   (200,000)   $(14,879,965)
                                         ============    ============    ============    ============    ============




                     See accompanying summary of accounting
                   policies and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended March 31, 2003, 2002, and 2001





                                                       2003                  2002                  2001
                                                   ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $ (5,354,184)         $(16,797,081)         $ (6,636,480)
Adjustments to reconcile net loss to
  cash used by operating activities:
Employee options vesting expense                         14,624                14,624             2,941,405
Common stock issued for services and
     interest expense                                   171,820               431,276               568,347
Loss attributed to minority interest                   (239,867)             (335,333)             (290,336)
Depreciation, amortization and depletion                594,646               529,111               576,350
Write off capitalized costs on oil and
     gas properties                                     616,786               690,048                    --
Asset impairment                                      1,552,211            13,010,364                    --
Bad debt expense                                        814,895                    --               287,371
Changes in assets and liabilities:
     Accounts receivable                                221,096              (304,644)             (754,193)
     Other current assets                                98,038               (60,747)              296,565
     Accounts payable and accrued expenses              241,684             1,509,022             1,036,605
     Accrued interest                                   299,455               360,757               308,603
     Deferred officers compensation                     386,631               460,540               140,349
                                                   ------------          ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES                  (582,167)             (492,063)           (1,525,414)
                                                   ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                              (180,550)           (1,361,818)           (6,272,164)
     Proceeds from sale of interests in
     mineral properties                                 112,785                    --                    --
     Deposit on sale of fixed assets                    187,215                    --                    --
                                                   ------------          ------------          ------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                               119,450            (1,361,818)           (6,272,164)
                                                   ------------          ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                      440,985                    --               407,914
Proceeds from sale of common stock
     of subsidiaries                                    300,000                    --               522,004
Proceeds from shareholder loans, net                     23,363               431,000               141,000
Repayments on notes payable                             (20,630)              (32,032)              (25,000)
Proceeds from notes payable                                  --             1,153,692               250,000
Payment of investor deposit                                  --                    --             1,000,000
Repayment on capital lease obligation                        --                    --              (250,000)
                                                   ------------          ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               743,718             1,552,660             2,045,918
                                                   ------------          ------------          ------------
NET INCREASE (DECREASE) IN CASH                         281,001              (301,221)           (5,751,660)
CASH AT BEGINNING OF PERIOD                              66,681               367,902             6,119,562
                                                   ------------          ------------          ------------
CASH AT END OF PERIOD                              $    347,682          $     66,681          $    367,902
                                                   ============          ============          ============




                     See accompanying summary of accounting
                   policies and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Earth Search Sciences, Inc. ("ESSI") collects high value hyperspectral imagery of the earth's surface utilizing their proprietary hyperspectral imaging sensors, principally in North America. This imagery is either sold to end users via contracts to collect the information or collected for ESSI's own exploration purposes. ESSI also performs a range of imagery processing services. Information collected by the sensor has applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and development, agricultural assessment and planning, including weed species identification, land use planning, forestry monitoring and planning, homeland security and target identification for defense surveillance.

ESSI has four wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc. ("STDC"). In addition, there are five partially-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. The 50% owned subsidiary ESSI Probe 1 LC was formed as a joint venture to own and operate hyperspectral instruments. Terranet, Inc. was formed in 2000 to operate ESSI's internet-based global information and imagery distribution system. Polyspectrum Imaging, Inc. was formed to develop, design, engineer, explore the feasibility of and construct additional airborne instruments. STDC joined the Department of the Navy in developing a remote-sensing instrument to be mounted on a satellite, Naval EarthMap Observer
(NEMO).

As of March 31, 2003, Skywatch Exploration, Polyspectrum, Geoprobe, Earth Search Resources, Eco Probe, ESSI Probe 1, and Terranet are inactive.

The majority-owned Petro Probe, Inc. was formed to identify and develop hydrocarbon properties by utilizing ESSI's hyperspectral instruments, hydrocarbon geologists, and imagery processors. At March 31, 2003, Petro Probe, Inc. holds interests in seven oil and gas projects.

In fiscal 2003 and 2002, ESSI operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. In fiscal 2001, ESSI's sensors were also operated in foreign countries. Contracts to operate the sensors abroad for major mining companies contributed $1,087,000 to revenue in 2001. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $384,000, $460,000 and $81,000 to revenue in fiscal 2003, 2002, and 2001, respectively. STDC's contract with the Office of Naval Research to design, build, and operate a hyperspectral sensor mounted on a satellite contributed approximately $6,000, $4,235,000, and $1,094,000 to revenue in 2003, 2002 and 2001. In fiscal 2002, projects with one client accounted for approximately 84% of total revenue. In fiscal 2001, projects with three clients accounted for approximately 68% of total revenue.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of ESSI and its subsidiaries. All significant intercompany transactions have been eliminated.

OIL AND GAS PROPERTIES
ESSI uses the successful efforts method to account for its oil and gas properties. Costs incurred for property acquisition, exploration, and drilling related to its oil and gas properties are capitalized. Once the project is completed, and, if oil or gas is located, costs capitalized to date on the specific project are amortized under the unit-of-production method as revenue is recognized. Capitalized costs for unsuccessful projects are expensed when that determination is made.

Based on the agreements for the working interests in oil and gas properties, ESSI will proportionately share in future revenues as well as future operating and drilling costs. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. In fiscal 2003, $617,000 of prior year costs was impaired because profitable production had not yet been obtained in 5 of 7 properties.

Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

REVENUE RECOGNITION
ESSI recognizes revenue and costs as services are rendered under contract for airborne hyperspectral services and imaging processing services.

In fiscal 2002, STDC received funds in the form of grants from the U.S. Navy to construct its satellite and to manage the NEMO program. The grants were considered cost-reimbursement instruments under Office of Management and Budget
(OMB) circulars. As allowable government-reimbursable costs were incurred, STDC recognized a proportionate share of revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Most of ESSI's accounts receivable is $815,000 due from the ONR which has been fully reserved.

RESEARCH AND DEVELOPMENT COSTS AND EXPLORATION COSTS
Research and development costs and exploration costs from using hyperspectral instruments to map areas of interest to ESSI are expensed as incurred.

DEPRECIATION AND AMORTIZATION
ESSI recognizes depreciation on its property and equipment using the straight-line method over estimated useful lives ranging from five years for computers and software, vehicles and equipment to ten years for the two hyperspectral sensors.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ESSI evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In fiscal 2003 and 2002, ESSI incurred asset impairments of $543,877 and $13,010,364 on the NEMO project, $616,786 and $690,048 on unsuccessful oil and gas properties in fiscal 2003 and 2002, $900,000 on the Polyspectrum abandoned construction in progress in fiscal 2003, and $108,334 on Terranet computer equipment in fiscal 2003.

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

MINORITY INTEREST
Losses from subsidiaries with minority interest are allocated to the minority interest liability account based on the percentage of minority interest ownership. Once losses applicable to the minority interest in the subsidiary exceed the minority interest in the equity capital of the subsidiary, then no additional losses will be allocated to the minority interest liability account.

NET LOSS PER COMMON SHARE
Net loss per common share has been computed based on the weighted average number of ESSI's common shares outstanding. Common stock equivalents have not been considered in the diluted net loss per share calculation because their effect on net loss per share is anti-dilutive. Exercisable stock option and warrant shares outstanding as of March 31, 2003, 2002 and 2001 totaled 13,325,000, 19,575,000 and 19,575,000, respectively.

STOCK OPTIONS AND WARRANTS. ESSI accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. ESSI accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, ESSI recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if ESSI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                       2003            2002            2001
                                   ------------    ------------    ------------
Net loss as reported               $ (5,354,184)   $(16,797,081)   $ (6,636,480)
Less: stock based compensation
    determined under fair value-
    based method                              0               0         986,000
                                   ------------    ------------    ------------
    Pro forma net loss             $ (5,354,184)   $(16,797,081)   $ (7,622,480)
                                   ============    ============    ============
    Basic and diluted net loss
    per common share:
         As reported               $       (.03)   $       (.11)   $       (.05)
         Pro forma                         (.03)           (.11)           (.06)


The weighted average fair value of the stock options granted during 2003, 2002 and 2001 was $.25, $.50 and $.25, respectively. Variables used in the Black-Scholes option-pricing model include (1) 4.0%, n/a and 5.6% risk-free interest rate in 2003, 2002 and 2001, respectively, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 0%, n/a and 131% in 2003, 2002 and 2001, respectively, and (4) zero expected dividends.

CHANGES IN CLASSIFICATION
Certain reclassifications have been made to the fiscal 2002 and 2001 financial statements to conform with the financial statement presentation for fiscal 2003.

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

RECENTLY-ISSUED ACCOUNTING STANDARDS
In July 2003, FASB Statement No. 150, Accounting for Financial Instruments with Characteristics of both Liabilities and Equity was issued, effective July 1, 2003. This statement requires any equity securities that are mandatorily redeemable by the holders to be classified as liabilities. ESSI currently classifies this stock as mezzanine, or in between a liability and equity. The effect will be to add the total obligation of $17,981 to liabilities.


NOTE 2 - GOING CONCERN

ESSI is experiencing severe working capital deficiencies because it has incurred substantial operating losses. ESSI has operated with funds received from the sale of its common stock and the issuance of notes. ESSI's ability to continue as a going concern is dependent upon continued debt or equity financings until or unless ESSI is able to generate operating revenues to sustain ongoing operations. There can be no assurance that ESSI can raise the necessary funds to continue as a going concern.


NOTE 3 - CHANGES IN ACCOUNTING FOR SALES OF STOCK BY SUBSIDIARIES

In fiscal 2002, ESSI changed its method of accounting for the sales of stock by its subsidiaries to account for these sales as increases in additional paid-in capital instead of as an increase to minority interest in the accompanying consolidated financial statements. Management believes that because of the developing nature of operations of the subsidiaries with minority interest, the new method of accounting will provide more meaningful information concerning sales of stock by its subsidiaries and, correspondingly, the minority interest liability account. ESSI recognized an increase in additional paid-in capital of $1,707,868, as a cumulative effect on prior years of this change in accounting principles.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                              YEAR ENDED MARCH 31,
                                                    ----------------------------------------
                                                       2003           2002           2001
                                                    ----------     ----------     ----------
Supplemental cash flow information:
   Interest paid                                    $  157,688     $  148,389     $    4,818

Non-cash financing and investing activities:
   Notes payable and interest converted
     into common stock                              $  733,233     $       --     $2,776,836
   Interest accrued on construction in progress        543,877             --             --
   Issuance of shares for deferred compensation        440,878             --             --
   Issuance of shares for mineral properties                --        250,000         63,485
   Allocation of investor deposit to:
     Subsidiary stock                                       --        736,136             --
     Minority interest                                      --         13,864             --
     Mineral property                                       --         60,000             --


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                              MARCH 31,
                                                    ------------------------------
                                                        2003              2002
                                                    ------------      ------------
Mineral properties (A)                              $    692,090      $  1,293,746
ATM imagery database                                     134,000           134,000
Computers and software                                   186,788           303,784
Vehicles and equipment                                 1,144,536         1,089,270
Hyperspectral instruments (B)                          4,058,000         4,058,000
Construction in progress (C)                                  --           900,000
                                                    ------------      ------------
                                                       6,215,414         7,778,800
Accumulated depreciation,
   amortization and depletion                         (2,676,835)       (2,088,220)
                                                    ------------      ------------
                                                    $  3,538,579      $  5,690,580
                                                    ============      ============

(A) In fiscal 2001, ESSI acquired working interests in two additional oil and gas properties for $555,000 and the issuance of 167,066 shares of its common stock valued at $63,485. In fiscal 2002, ESSI paid $680,000 on existing properties and one new property by issuing 850,340 shares of stock valued at $250,000 and paid $430,000, and sold a portion of its interest in one property for $60,000. In fiscal 2003, ESSI paid $150,000 for drilling on two existing properties and sold a portion of its interests to others on those two properties for $112,785.

In fiscal 2001, one of the oil and gas properties with capitalized costs of about $250,000 began production. ESSI recognized $384,000, $349,000 and $417,000 in revenue from that property in fiscal 2003, 2002 and 2001, respectively. Depletion was $51,760, $58,614 and $34,633 in fiscal 2003, 2002 and 2001, respectively.

In fiscal 2003 and 2002, ESSI wrote-off $616,786 and $690,048, respectively, of previously capitalized costs on five properties that were determined to be uneconomical wells.

Based on an outside engineering study dated May 2001, the current producing well had initial estimated reserves of 20.1 billion cubic feet of natural gas and 17,000 barrels of oil. The well has produced 10.4 billion cubic feet of natural gas and 24,404 barrels of oil as of March 31, 2003. ESSI's interest in the discounted net cash flows from this well is estimated to be $1,282,251 as of March 31, 2003 based on prices for natural gas and oil as of March 31, 2003.

The estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of ESSI's reserves. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

(B) This category is two hyperspectral instruments which cost $4,058,000. The first instrument cost $2,100,000 and was the object of a sale-leaseback in 1997. The instrument was sold for $2,500,000 and leased back under the following terms: 1) ESSI will lease the instrument for $250,000 per year bearing interest at the prime rate plus 2% through June 2007; 2) the lessor may convert the remaining obligation into shares of ESSI's subsidiary's common stock at a conversion rate of 40% of the stock's then fair market value, or other comparable equity securities if ESSI is not the operator at the time of exercise of the option, 3) ESSI issued to lessor 1,000,000 unregistered shares of its common stock and warrants to purchase an additional 1,000,000 unregistered shares of its common stock at an exercise price of $2 per share; and 4) the lessor will receive certain royalty rights to revenues generated from mineral sites identified by the instrument. ESSI recorded a capital lease obligation of $3,500,000 (net of a debt discount of $1,375,000) and $375,000 in shareholders' equity related to the shares of common stock and stock purchase warrants issued in conjunction with the above transaction.

In fiscal 2001, ESSI issued a promissory note for $250,000 for the third lease payment due on April 2001. This note was later converted to common stock per the terms of the note.

The cost of the equipment under capital leases is $2,100,000 with related accumulated depreciation of $1,155,000, $945,000 and $875,000 at March 31, 2003, 2002 and 2001, respectively.

The related capital lease balance as of March 31, 2003 is $3,458,991 and includes $708,990 of accrued interest. No lease payments have been made since June 2000, and the entire balance due is shown as a current liability.

In fiscal 2000, ESSI purchased its second hyperspectral instrument for $1,958,000, with accumulated depreciation of $685,300, 489,500 and $233,700 as of March 31, 2003, 2002 and 2001, respectively.

(C) Fiscal 2001 construction costs related to the development of a remote sensing instrument and satellite. In fiscal 2002, ESSI's agreement with the ONR for the satellite was terminated and ESSI impaired $13,010,364 in such development costs. The $900,000 balance representing development costs of the second generation hyperspectral instrument was impaired in fiscal 2003.


NOTE 6 - NAVAL EARTHMAP OBSERVER (NEMO) PROJECT

In May 2002, ESSI received notification from the ONR indicating that the performance period for the agreement governing the NEMO project had ended. The related unpaid receivable of $814,895 as of March 31, 2003 has been fully reserved because ONR has not yet indicated how much if any it will pay.

Included in accounts payable as of March 31, 2003 is $8,216,424 in unpaid accounts payable to NEMO subcontractors and vendors.


NOTE 7 - NOTES PAYABLE

Notes payable consists of the following:

                                                       2003           2002
                                                    ----------     ----------
Installment note payable with a balloon due
   June 15, 2004, secured by airplane, the
   hyperspectral sensor, and the producing oil
   and gas property, with interest at 15%, due
   in monthly installments of $18,011               $1,058,859     $1,077,968

Unsecured convertible promissory notes,
   delinquent, with interest at 12.5%                   41,568        391,568

Other                                                    3,033          4,549

Less:  current portion                                (108,417)      (440,387)
                                                    ----------     ----------
                                                    $  995,043     $1,033,698
                                                    ==========     ==========


In fiscal 2003 and 2001, $733,233 and $2,776,836, respectively, of notes outstanding plus accrued interest were converted into common stock at the agreed upon conversion rates.

NOTE 8 - SHAREHOLDER LOANS

ESSI has financed its operations in part by funds received from advances by shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2003 and 2002, interest accrued on such advances aggregated $448,965 and $400,186, respectively, and has been included in accrued interest.


NOTE 9 - DEFERRED OFFICERS' COMPENSATION

Deferred compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, Chief Executive Officer, Chief Financial Officer and Secretary). ESSI recorded net deferred officer compensation, accrued payroll taxes and accrued interest of $(54,247), $460,541, and $140,349 during the fiscal years ended March 31, 2003, 2002 and 2001, respectively, and included these amounts in general and administrative expenses. ESSI is accruing interest on the deferred compensation balances at a rate of 8.5%, compounded quarterly. ESSI is making full salary payments to the Chairman and CEO and Secretary/Treasurer as cash flow allows.


NOTE 10 - BUSINESS SEGMENT INFORMATION

ESSI's major activities are broken down into an Airborne Hyperspectral Services business segment, a Satellite Development business segment, an Oil and Gas property business segment and an Other Industries business segment. The Airborne Hyperspectral Services segment and Satellite Development segment will utilize remote sensing instruments to earn revenue from the sale of hyperspectral imagery. The current Satellite Development business segment revenue is from a cost reimbursement contract with the U.S. Navy for the construction of the NEMO project, which has been disbanded. Transactions between the business segments are loans, interest, and management fees based on an allocation of incurred costs for general and administrative expenses. As the consolidated group is operating at a net loss position, no income tax expense or benefit is provided.

                                                BUSINESS SEGMENT INFORMATION FOR FISCAL YEAR 2003

                                     AIRBORNE
                                  HYPERSPECTRAL      SATELLITE        OIL AND GAS        OTHER
                                     SERVICES       DEVELOPMENT       PROPERTIES       INDUSTRIES       COMBINED
                                   ------------     ------------     ------------     ------------     ------------
Revenue                            $    384,212     $      6,459     $    395,537               --     $    786,208
                                   ============     ============     ============     ============     ============
Operating Income (Loss)            $ (2,751,201)    $ (1,652,556)    $   (460,202)              --     $ (4,863,959)
                                   ============     ============     ============     ============     ============

Interest income                              17              610               --               --              627
Interest expense                       (421,119)        (309,600)              --               --         (730,719)
Loss from continuing operations
  before income taxes and
  minority interest                          --               --               --               --       (5,594,051)
Total Assets at 3/31/03            $  3,077,410     $    345,939     $    668,217               --     $  4,091,566
                                   ============     ============     ============     ============     ============
Depreciation and amortization
  for the period ended 3/31/03     $    539,646     $      3,447     $     57,760               --     $    594,646
                                   ============     ============     ============     ============     ============
Capital expenditures for the
  period ended 3/31/03             $     74,635     $         --     $    105,915               --     $    180,550
                                   ============     ============     ============     ============     ============

                                                  BUSINESS SEGMENT INFORMATION FOR FISCAL YEAR 2002

                                     AIRBORNE
                                  HYPERSPECTRAL      SATELLITE        OIL AND GAS        OTHER
                                     SERVICES       DEVELOPMENT       PROPERTIES       INDUSTRIES       COMBINED
                                   ------------     ------------     ------------     ------------     ------------
Revenue                            $    460,306     $  4,235,319     $    348,873     $         --     $  5,044,498
                                   ============     ============     ============     ============     ============
Operating Income (Loss)            $   (450,835)    $(14,728,729)    $   (733,424)    $   (463,509)    $(16,376,497)
                                   ============     ============     ============     ============     ============
Interest income                           2,129            2,684               --               --            4,813

Interest expense                       (281,175)        (479,555)              --               --         (760,730)
Income from continuing operations
  before income taxes and
  minority interest                          --               --               --               --      (17,132,414)
Total Assets at 3/31/02            $  4,557,206     $  1,176,938     $  1,251,374     $    111,073     $  7,096,591
                                   ============     ============     ============     ============     ============
Depreciation and amortization
  for the period ended 3/31/02     $    468,774     $         --     $     58,615     $      1,723     $    529,112
                                   ============     ============     ============     ============     ============
Capital expenditures for the
  period ended 3/31/02             $     40,946     $    890,863     $    680,009     $         --     $  1,611,818
                                   ============     ============     ============     ============     ============



                                                  BUSINESS SEGMENT INFORMATION FOR FISCAL YEAR 2001

                                     AIRBORNE
                                  HYPERSPECTRAL      SATELLITE        OIL AND GAS        OTHER
                                     SERVICES       DEVELOPMENT       PROPERTIES       INDUSTRIES       COMBINED
                                   ------------     ------------     ------------     ------------     ------------

Revenue                            $  1,167,741     $  1,093,926     $    417,319     $         --     $  2,678,986
                                   ============     ============     ============     ============     ============
Operating Income (Loss)            $ (4,166,052)    $ (1,324,622)    $     39,064     $   (537,786)    $ (5,989,396)
                                   ============     ============     ============     ============     ============
Interest income                          24,715           73,721               --               --           98,436

Interest expense                       (464,323)        (571,533)              --               --       (1,035,856)
Income from continuing operations
  before income taxes and
  minority interest                          --               --               --               --       (6,926,816)
Total Assets at 3/31/01            $  4,934,159     $ 13,091,253     $  1,570,357     $    114,357     $ 19,710,126
                                   ============     ============     ============     ============     ============
Depreciation and amortization
  for the period ended 3/31/01     $    538,419     $      1,575     $     34,633     $      1,723     $    576,350
                                   ============     ============     ============     ============     ============
Capital expenditures for the
  period ended 3/31/01             $  1,624,647     $  3,666,100     $    939,153     $    105,750     $  6,335,650
                                   ============     ============     ============     ============     ============


NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                   FISCAL 2003
                                     ----------------------------------------------------------------------
                                         FIRST              SECOND             THIRD              FOURTH
                                     -------------      -------------      -------------      -------------
Revenue                              $      80,779      $     351,420      $     219,116      $     134,893
Gross margin                                21,370             87,950             61,300            287,484
Loss before minority interest             (750,357)          (694,158)          (628,139)        (3,521,397)
Net loss                             $    (687,609)     $    (617,654)     $    (558,513)     $  (3,490,407)
Shares applicable to basic and
   diluted loss per share              164,597,057        175,824,623        177,343,925        175,327,436
Basic and diluted loss per share     $       (0.00)     $       (0.00)     $       (0.00)     $       (0.03)

                                                                   FISCAL 2002
                                     ----------------------------------------------------------------------
                                         FIRST              SECOND             THIRD              FOURTH
                                     -------------      -------------      -------------      -------------
Revenue                              $   1,522,069      $     977,679      $   1,603,999      $     940,751
Gross margin                              (353,857)           114,267            160,774            470,379
Loss before minority interest           (1,199,779)        (1,152,276)          (750,494)       (14,029,865)
Net loss                             $  (1,085,520)     $  (1,076,308)     $    (674,003)     $ (13,961,250)
Shares applicable to basic and
   diluted loss per share              154,201,609        154,219,439        155,142,599        158,560,321
Basic and diluted loss per share     $       (0.01)     $       (0.01)     $       (0.00)     $       (0.09)



                                                                   FISCAL 2001
                                     ----------------------------------------------------------------------
                                         FIRST              SECOND             THIRD              FOURTH
                                     -------------      -------------      -------------      -------------

Revenue                              $     463,014      $     259,863      $   1,159,048      $     797,061
Gross margin                              (518,350)           (66,035)           650,450            835,484
Loss before minority interest           (1,507,523)        (1,296,457)        (3,570,273)          (552,563)
Net loss                             $  (1,435,247)     $  (1,225,342)     $  (3,505,087)     $    (470,804)
Shares applicable to basic and
   diluted loss per share              128,179,335        130,112,623        134,509,211        146,471,805
Basic and diluted loss per share     $       (0.01)     $       (0.01)     $       (0.03)     $       (0.00)


NOTE 12 - INCOME TAXES

The Company recorded no provision for income taxes in fiscal 2003, 2002, and 2001 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                           MARCH 31,
                                                 -----------------------------
                                                     2003             2002
                                                 ------------     ------------
Net operating loss carryforwards                 $ 14,808,515     $ 13,445,538
Other net deferred tax assets                       1,158,986        1,158,986
                                                 ------------     ------------
Gross deferred tax assets                          15,967,501       14,604,524
Deferred tax assets valuation allowance           (15,967,501)     (14,604,524)
                                                 ------------     ------------
                                                 $         --     $         --
                                                 ============     ============


The deferred tax asset has been fully reserved because ESSI cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The Company has net tax operating loss carryforwards at March 31, 2003 of approximately $45,000,000. Such carry forwards may be used to offset taxable income, if any, in future years through their expiration in 2003 through 2022. Future expiration of tax loss carryforwards, if not utilized, are as follows:
2003, $105,000; 2004, $176,000; 2005, $226,000; 2006, $144,000; 2007, $715,000
and thereafter, $43,634,000. The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the Company's ownership as defined by section 382 of the Internal Revenue Code, which may occur in the future. Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.

NOTE 13 - OFFICER AND DIRECTOR STOCK OPTIONS

In August 1997, the Board of Directors granted performance based options to ESSI's Chairman, President and Chief Executive Officer to each purchase 5,000,000 shares of ESSI's stock at exercise prices ranging from $0.50 per share to $2.50 per share and to ESSI's Secretary to purchase 1,000,000 shares of ESSI's stock at an exercise price of $0.50 per share. All of these performance based stock options are exercisable for a period of 24 months from the date of vesting. The options will be deemed vested for each individual if that individual is employed by ESSI on the first date on which the closing market price of ESSI's common stock equals or exceeds the price per share performance targets for 30 consecutive days. The specific vesting criteria for these options are described below:

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

During fiscal 2000, the Board of Directors issued options to a new employee to purchase 650,000 shares of ESSI's common stock with an exercise price below fair value. In fiscal 2003, 2002 and 2001, ESSI recognized $14,624 in each year of non-cash compensation expense related to these options.

During fiscal 2001, the Board of Directors approved performance based bonuses in the form of options to ESSI's officers. The specific vesting criteria for these options are described below:

10% of options shall be considered vested and bonused as paid in full shares for past services to ESSI; 15% of all options shall become vested and paid in full when ESSI is successful in obtaining a commitment from a strategic partner, financial institution, reputable investment banker or other source in raising capital sufficient to fund the NEMO program (shut down in 2002 - see Note 6); 20% vested and paid in full when successful in raising gross capital of at least $6,000,000; 20% vested and paid in full when successful in raising gross capital of at least $30,000,000; 20% vested and paid in full when successful in raising gross capital of at least $100,000,000; and 15% vested and paid in full in the event the NEMO program is successfully funded.

During fiscal 2001, the Board of Directors approved the issuance of 8,587,000 shares against options as a stock bonus. ESSI reduced options outstanding by 8,587,000 and recorded non-cash compensation expense of $2,926,781.

ESSI has adopted the disclosure requirements of Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. This statement allows companies to choose whether to account for stock-based compensation under the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") or to use a fair value method described in FAS 123. ESSI continues to follow the provisions of APB 25. No compensation cost has been recognized on ESSI's stock option grants except as described previously, as the options include an exercise price equal to or exceeding the fair value on the date of grant.

Prior to fiscal 2002, ESSI granted two individuals a combined total of 1,687,500 stock options, which vest after certain pre-established performance criteria have been met. As of March 31, 2003, the Board had not determined the criteria. Therefore, these options are considered to be non-vested.

In fiscal 2003, 700,000 were granted. In fiscal 2002, no stock options were granted. ESSI has determined that the pro forma effects of applying FAS 123 in 2002 is immaterial. The proforma effect in 2001 would increase the net loss by approximately $986,000. The fair value was determined using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                Fiscal       Fiscal       Fiscal
                                 2003         2002         2001
                                 ----         ----         ----
Risk-free interest rate          4.0%          N/A          5.6%
Expected dividend yield           --           N/A           --
Expected lives                   2.3           N/A          2.5
Expected volatility                0%          N/A          131%


The following table summarizes the employee stock option transactions described above.
                                       SHARES               WEIGHTED-AVERAGE
                                    UNDER OPTION             EXERCISE PRICE
                                     -----------               -----------
Balance, March 31,2000                34,350,000               $      0.83
   Options granted                     4,750,000                      0.49
   Options cancelled                  (4,500,000)                     0.46
   Options exercised                  (8,787,000)                     0.27
                                     -----------               -----------
Balance, March 31,2001                25,813,000                      1.01
   Options granted                            --                        --
   Options cancelled                 (1,875,000)                      0.50
   Options exercised                          --                        --
                                     -----------               -----------
Balance, March 31,2002                23,938,000                      1.05
   Options granted                       700,000                      0.25
   Options cancelled                  (1,500,000)                     0.30
   Options exercised                          --                        --
                                     -----------               -----------
Balance, March 31, 2003               23,138,000               $      1.07
                                     ===========               ===========

The weighted average per share fair value of options granted during fiscal years 2003 and 2001 was $0.25 and $0.31, respectively.

The following table summarizes information about employee stock options and the options issued as part of the acquisition of STDC outstanding at March 31, 2003.

                       OPTIONS OUTSTANDING
   ----------------------------------------------------------------------
                                 WEIGHTED AVERAGE
   EXERCISE       NUMBER             REMAINING                NUMBER
     PRICE      OUTSTANDING      CONTRACTUAL LIFE           EXERCISABLE
   --------    ------------      ----------------        ----------------
                                    (Years)
     0.07          150,000            2.67                     150,000
     0.14          487,500            1.50                     487,500
     0.15          350,000            2.34                           0
     0.21        5,375,000            2.69                   5,375,000
     0.35          350,000            2.34                           0
     0.50        4,475,000            2.70                   2,787,500
     0.75          250,000            0.76                     250,000
     0.84          112,500            0.16                     112,500
     1.00        3,537,500            3.47                   3,537,500
     1.50        3,550,000            3.67                     500,000
     2.00        4,250,000            3.68                   1,250,000
     2.50        3,000,000            3.76                          --
     3.00          750,000            3.50                     750,000
     4.00          250,000            3.50                     250,000
     5.00          250,000            3.50                     250,000
               -----------                                 -----------
                27,137,500                                  15,700,000
               ===========                                 ===========

In 2000, ESSI issued 4,000,000 shares of its common stock and options to purchase another 4,000,000 shares at exercise prices ranging from $.50 - $5.00 per share to purchase its subsidiary, STDC.


NOTE 14 - REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

REDEEMABLE COMMON STOCK
Included in redeemable common stock are amounts related to a potential rescission offer related to certain shares sold in the state of Idaho (see note
14). During fiscal 2001, 23,167 shares of redeemable stock were re-sold by the original investors and thus reclassified as common stock and additional paid in capital.

PREFERRED STOCK
During fiscal 1998, ESSI issued 200,000 shares of its Series A preferred stock; 100,000 of these shares were issued as a result of the conversion of a note payable. Each share of ESSI's Series A preferred stock is convertible into five shares of ESSI's common stock. The preferred stock has liquidation preference in the amount of $5.00 per share or $1,000,000. The preferred stock is redeemable by ESSI and has no voting rights. In addition, the recipient of the preferred stock was granted warrants as discussed below to purchase an additional 1,000,000 shares of ESSI's common stock. In fiscal 2003, the preferred stock was converted to common stock and the warrants were exercised.

TREASURY STOCK
In fiscal 1999, ESSI received into treasury 1,000,000 shares of redeemable common stock previously issued to a vendor as payment for a hyperspectral instrument contract that was subsequently cancelled. ESSI subsequently reissued 500,000 of these shares to a third party during fiscal 1999.

STOCK WARRANTS
During fiscal 1998, warrants to purchase 3,000,000 shares of ESSI's common stock were granted to investors with exercise prices ranging from $1.30 to $2.00 per share and expire 3 to 5 years after issuance. In fiscal 2003, 2,000,000 were exercised and in fiscal 2001, 1,000,000 of these warrants expired.

In conjunction with the equity line, ESSI issued warrants to the investor to purchase 1,500,000 shares of ESSI's common stock for 5 years at a price equal to the lesser of 95% of an average stock price after the definitive documents were signed or 95% of the market price at the date of effectiveness of the registration statement. ESSI determined the estimated fair value of these warrants to be immaterial, and, as such, did not record the deferred financing cost asset. Additional warrants up to 1,500,000 will be issued pro rata as the equity line is used. The price of these additional warrants will be based on the market price immediately following sale to the investor.

PRIVATE PLACEMENT OF PETRO PROBE, INC. COMMON STOCK
In fiscal 2001 and 2000, Petro Probe, Inc. issued 22,332 and 10,166 shares, respectively, of its common stock at approximately $3.00 per share. This transaction increased minority interest by $67,000 and $30,500, respectively (see note 3). In fiscal 2002, 250,000 shares of Petro Probe stock were allocated against investor deposit. This transaction increased minority interest by $13,864 and additional paid-in capital by $736,136.

PRIVATE PLACEMENT OF ECO PROBE, INC. COMMON STOCK
In fiscal 2001, Eco Probe, Inc., issued 151,667 shares of its common stock at approximately $3.00 per share. This transaction increased minority interest by $445,004 (see note 3).

In fiscal 2000, warrants to purchase 100,000 shares of either Petro Probe or Terranet at $3.00 per share for two years and 100,000 shares of either Petro Probe or Terranet at $5.00 per share for five years were issued to a consultant. In fiscal 2002, 100,000 of these warrants expired.

EQUITY LINE
In fiscal 2002, ESSI signed an agreement with an investor for an equity line of up to $10,000,000 for one year with an extension option for another year. Under this equity line, ESSI sold 15,148,210 shares to the investor for $440,985 in fiscal 2003. No additional sales are anticipated.


NOTE 15 - COMMITMENT AND CONTINGENCIES

OPERATING RENT
Future minimum rental payments and sublease rental income to be received under non-cancelable leases with initial terms in excess of one year are as follows at March 31, 2003:

   2004                              $     76,800
   2005                                    76,800
   2006                                    25,600
                                     ------------
                                     $    179,200
                                     ============

Rental expense for office space included in operations for fiscal 2003, 2002, and 2001 is $76,800, $167,290, and $132,529, respectively. In fiscal 2001, the
Company entered into a lease for its office in Kalispell, Montana. The lease is with two officers of ESSI and is for a term of 5 years with minimum monthly payments of $6,400.

LITIGATION
In fiscal 1997, ESSI settled its lawsuit with the Idaho Department of Finance. As a result of the settlement, ESSI agreed to proceed with a rescission offer to certain Idaho residents who invested in ESSI at $0.16 to $0.18 per share at which they originally purchased the Company's common stock. In fiscal 2001, 23,167 shares of ESSI's common stock subject to rescission were sold by such Idaho investors. In conjunction with the rescission settlement, $17,981 related to 110,993 shares of common stock have been recorded in redeemable common stock since that time. No additional rescission requests have been made since fiscal 2001.

In November 2000, a lawsuit was filed against ESSI by a vendor. The vendor alleges that ESSI has not paid them 500,000 shares of ESSI's stock, which it is owed pursuant to a written contract between the vendor and ESSI in which the vendor agreed to perform certain services for the Company in return for cash and ESSI's common stock. The relief sought by the vendor in the lawsuit includes significant compensatory and punitive damages; however, ESSI believes that it will be able to settle the lawsuit for less than the relief sought. ESSI has recorded a contingency loss accrual of $185,000. It is management's opinion that the loss accrual is their best estimate of the potential liability and associated legal costs of the dispute. ESSI filed counterclaims in May 2002 and there has been no activity since that date.


NOTE 16 - RELATED PARTY TRANSACTIONS

During fiscal 2002, General Petroleum, Inc. (GPI) a company previously wholly-owned by an ESSI officer and director entered into an agreement with Accuprobe, lessor to ESSI of a hyperspectral instrument (see note 5). The agreement requires the former sole shareholder of Accuprobe to transfer 100% of his equity in Accuprobe to GPI in exchange for equity in GPI. Presently, not all of the requirements of the agreement have been met. Also during fiscal 2002, GPI exchanged a portion of its equity for the 50% interest in the ESSI 1 LC owned by an outside party. It is ESSI's and GPI's intention to maintain the same leaseback terms on both hyperspectral instruments.

                           INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Earth Search Sciences, Inc.
   Houston, Texas

We have audited the accompanying balance sheets of Earth Search Sciences, Inc. as of March 31, 2003, and the related statements of expenses, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of ESSI's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences, Inc., as of March 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that ESSI will continue as a going concern. As shown in the financial statements, ESSI's gross revenues dropped from $5,044,000 to $786,000 from fiscal 2002 to fiscal 2003, ESSI incurred a net loss of $5,354,184 during fiscal 2003, and as of March 31, 2003, ESSI's current liabilities exceeded its current assets by $13,700,198. These factors, among others, as discussed in note 2 to the financial statements, raise substantial doubt about ESSI's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

July 1, 2003

                           INDEPENDENT AUDITORS REPORT


Board of Directors and Shareholders
Earth Search Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Earth Search Sciences, Inc. (the Company) as of March 31, 2002 and the related consolidated statements of operations, redeemable common stock and changes in nonredeemable shareholders' (deficit) equity, and cash flows for the years then ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earth Search Sciences, Inc. as of March 31, 2002, and the consolidated results of its operations and its consolidated cash flows for the years then ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $16,797,081 during the year ended March 31, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by $12,295,035. In addition, the Company is uncertain as to the future of a subsidiary's joint satellite development project with a governmental agency (note 6). These factors, among others, as discussed in note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2, the Company changed its method in accounting for sales of stock by its subsidiaries.


/s/ GRANT THORNTON LLP
Seattle, Washington
June 5, 2002