Form 10QSB
period 2003-06-30
EARTH SEARCH SCIENCES INC
filed 2003-10-22
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended: JUNE 30, 2003
                           Commission File No. 0-19566





                           EARTH SEARCH SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             UTAH                                               87-0437723
--------------------------------------------------------------------------------
(State or other Jurisdiction of                              (IRS Employer ID)
 Incorporation or Organization)



                  1729 MONTANA HIGHWAY 35, KALISPELL, MT 59901
--------------------------------------------------------------------------------
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

The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2003, covered by this report: 190,453,918 shares. The registrant has only one class of common stock.

================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2003

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE

         Consolidated Balance Sheets as of June 30, 2003 (unaudited)          3

         Consolidated Statements of Operations for the Three
           Months Ended June 30, 2003 and 2002 (unaudited).                   4

         Consolidated Statements of Cash Flows for the Three
           Months Ended June 30, 2003 and 2002 (unaudited).                   5

         Selected Notes to Consolidated Financial Statements.                 6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  7





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

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEET
================================================================================


                                                                  JUNE 30, 2003
                                                                   (unaudited)
                                                                   ------------
Assets
Current assets:
    Cash                                                           $    328,152
    Accounts receivable, net                                            210,781
    Other current assets                                                 79,665
                                                                   ------------
Total current assets                                                    618,598
Property and equipment, net                                           2,962,426
                                                                   ------------
Total assets                                                       $  3,581,024
                                                                   ============
Liabilities
Current liabilities:
    Current portion of notes payable                               $  1,075,126
    Capital lease obligation                                          3,501,842
    Deferred officers' compensation                                   2,682,285
    Shareholder loans                                                 1,170,193
    Accounts
payable                                                               9,295,136
    Accrued expenses                                                    187,117
    Accrued interest                                                    484,182
    Investor deposit                                                    377,215
    Minority interest                                                   253,968
    Unearned revenue                                                     84,820
                                                                   ------------
Total current liabilities                                            19,111,884

Commitments and contingencies
Redeemable common stock, $.001 par value                                 17,981
    Series A preferred stock; 200,000 shares authorized,
      issued and outstanding; liquidation preference $1,000,000              --
    Common stock, $.001 par value; 200,000,000 shares
      authorized; 190,453,918 and 158,775,576 shares,
      respectively, issued and outstanding                              190,454
    Additional paid-in capital                                       35,435,593
    Treasury stock                                                     (200,000)
    Accumulated deficit                                             (50,992,888)
                                                                   ------------
                                                                    (15,548,841)
                                                                   ------------
Total liabilities and shareholders' deficit                        $  3,581,024
                                                                   ============

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                                      FOR THE THREE MONTHS
                                                          ENDED JUNE 30,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

Revenue                                          $    165,600      $     80,779
Costs of revenue                                        1,126            59,409
                                                 ------------      ------------
Gross margin (deficit)                                164,474            21,370

Expenses:
    General and administrative                        407,445           573,842
    Stock option expense                                3,656             3,656
    Loss on debt renegotiation                        297,221                --
                                                 ------------      ------------
    Total Expense                                     708,322           577,498
                                                 ------------      ------------
Loss from operations                                 (543,848)         (556,128)
Other income (expense)
    Interest income                                       136                61
    Interest expense                                 (154,742)         (194,290)
                                                 ------------      ------------
Loss before minority interest                        (698,454)         (750,357)
Minority interest in losses of consolidated
subsidiaries                                           25,923            62,748
                                                 ------------      ------------

Net loss                                         $   (672,531)     $   (687,609)
                                                 ============      ============
Basic and diluted loss per share                 $      (0.00)     $      (0.00)

Weighted average common                           190,453,918       164,597,057

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================


                                                      FOR THE THREE MONTHS
                                                          ENDED JUNE 30,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------
Cash flows from operating activities:
  Net loss                                       $   (672,531)     $   (687,609)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Stock option expense                                    3,656             3,656
Common stock issued for services and
  interest expense                                         --            46,380
Loss attributed to minority interest                  (25,923)          (62,748)
Depreciation, amortization and depletion              142,484           151,005
Loss on debt renegotiation                            297,221                --
Changes in assets and liabilities:
  Accounts receivable                                 (41,597)          314,640
  Other current assets                                (43,544)            4,220
  Accounts payable and accrued expenses                 5,766          (454,972)
  Accrued interest                                     68,458            81,942
  Deferred officers' compensation                      97,797            79,975
  Unearned revenue                                     84,820                --
                                                 ------------      ------------
Net cash used in operating activities                 (83,393)         (523,511)
                                                 ------------      ------------
Cash flow from investing activities:
  Capital expenditures                                 (5,803)          (32,779)
                                                 ------------      ------------
Net cash used in investing activities                  (5,803)          (32,779)
                                                 ------------      ------------
Cash flows from financing activities:

  Repayments on notes payable                         (28,334)          (11,520)
  Proceeds from sale of common stock                       --           300,000
  Proceeds from shareholder loans, net                 98,000                --
  Proceeds from sale of interests in
    mineral properties                                     --           116,622
  Payment of investor deposit                              --           187,215
  Proceeds from sale of common stock of
    subsidiary                                             --           300,000
                                                 ------------      ------------
Net cash provided by financing activities              69,666           892,317
                                                 ------------      ------------
Net change in cash                                    (19,530)          336,027
Cash at beginning of period                           347,682            66,681
                                                 ------------      ------------
Cash at end of period                            $    328,152      $    402,708
                                                 ============      ============
Non-cash activities:
  Reduction of accounts payable for
     interest in mineral properties              $    142,251      $         --
  Reduction in mineral properties for
     relief of accounts payable                       439,472                --
  Conversion of notes payable,
     shareholder loans and related
     accrued interest to common stock                      --           733,233

  Settlement of deferred officers'
     compensation with common stock                        --           440,878

                           EARTH SEARCH SCIENCES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.


NOTE 2 - SHAREHOLDER LOANS

In the quarter ended June 30, 2003, a shareholder loaned ESSI $98,000. The loans are due on demand, bear 10 percent annual interest and have no collateral.


NOTE 3 - NOTES PAYABLE

In the quarter ended June 30, 2003, ESSI paid $60,000 for a one-year extension on a note payable originally due June 15, 2003.


NOTE 4 - LOSS ON DEBT RENEGOTIATION

In May 2003, ESSI agreed to renegotiate its interest in certain mineral properties for extinguishment of accounts payable owed to a vendor totaling $142,251. ESSI agreed to reduce ESSI's working interest in the Centennial Project from 3.5 percent to 2.5 percent; reduce ESSI's working interest in the Found Soldier Project from 50 percent to 0 percent, with ESSI receiving a 1 percent overriding royalty interest; reduce ESSI's working interest in Falcon 3 Well from 3.68 percent to 2.93 percent. ESSI reduced capitalized costs on mineral properties by $439,472 and recorded a loss on debt renegotiation of $297,221.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Historically ESSI's core business has been focused on collecting and processing hyperspectral data for custom jobs and various types of clients. Most of these have been smaller jobs where the client is still experimenting with the use of hyperspectral data.

As the remote sensing business grew and new clients were attracted, the company realized that opportunity existed in using the technology to discover properties for mineral and hydrocarbon exploitation.

As well as minerals, ESSI has also succeeded in generating revenue from its involvement in oil and gas exploration and exploitation. Currently earning approximately $300,000 to $400,000 per year in revenue, the company's wholly owned (98%) subsidiary, Petro Probe is very active in new drilling programs and acquisition of properties and is expected to make a major contribution to the company's business plan.

To develop its core business in what has proven to be a multi-faceted and multi-staged industry development curve, the company continues to participate in many "show and tell" projects. These have provided good publicity for the company and have attracted a large number of shareholders to the company.

The Company continued with its strategic plan of investing in projects that explore and develop oil and gas reserves.

The Company recognized revenue of $165,600 in the first quarter of 2004 compared with $80,779 in the first quarter of 2003. Included in the first quarter of 2004 is $160,600 in revenue from Oil and Gas Properties compared to $58,379 in revenue in the first quarter of 2003. Included in the first quarter of 2004 revenue is $0 from STDC due to the termination of the agreement with the ONR. Revenue from the agreement with the ONR is a pass through to subcontractors and vendors on the NEMO program and is offset with an equal amount of cost of sales in the Statement of Operations.

The Company recognized cost of revenue of $1,126 in the first quarter of 2004 compared with $59,409 in the first quarter of 2003. Included in the three months ended June 30, 2002 is STDC cost of sales of $3,510.

General and administrative expenses for the first quarter of 2004 were $407,446 compared with $573,842 in the first quarter of 2003. The termination of the agreement with the ONR caused the Company to reduce staff and overhead at its Alexandria, Virginia office.

Interest expense for the three months ended June 30, 2003 and 2002 was $154,742 and $194,290, respectively.

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

Net cash used in operating activities was $83,393 for the three months ended June 30, 2003, resulting primarily from a net loss of $672,531 net of certain non-cash expenses. Net cash used in operating activities was $523,511 for the three months ended June 30, 2002 resulting primarily from a net loss of $687,609 net of certain non-cash expenses.

Included in accounts payable and accrued expenses at June 30, 2003 is $8,323,546 of STDC liabilities. These liabilities are not guaranteed by Earth Search Sciences, Inc.

The Company is experiencing working capital deficiencies because of operating losses and capital expenditures. The Company and its subsidiaries have operated with funds received from the sale of common stock, the issuance of notes and operating revenue. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate cash flows to sustain ongoing operations. The Company plans to increase the number of revenue producing services through the use of additional hyperspectral instruments and thereby continue as a going concern. There can be no assurance that the Company can generate sufficient operating cash flows or raise the necessary funds to continue as a going concern.

FUTURE OPERATIONS
-----------------

In the future, the Company intends to continue with its efforts to establish subsdiary companies that are capable of driving demand for hyperspectral services in a particular industry. This is in addition to attending to the core business segment of hyperspectral services, including surveying and processing, to third parties in the mineral, hydrocarbon, forestry and environmental areas.

Each subsidiary will focus on a specific sector of commercial remote sensing and have a management team with relevant skills and expertise. The Company will provide an exclusivity license for each subsidiary, provide use of the Company's hyperspectral instruments, processing support, and marketing and management support to each subsidiary. This strategy creates a ready market for the Company, as well as positioning the Company to receive a royalty from any resource development that occurs as a result of the subsidiaries' use of the Company's instruments and technology. Additional capital will be raised for each subsidiary by means of private placements or public offerings.

In addition, the Company intends to continue to perform remote sensing surveys for its own use with applications in mineral and hydrocarbon exploration as well as hyperspectral validation surveys that will assist the Company in future marketing activities.

The Company believes that the market for hyperspectral remote sensing services will experience significant growth over the next several years. The current ASPRS/NASA TEN-YEAR INDUSTRY FORECAST (http://www.asprs.org/news.html) indicates that the remote sensing market has been growing at a rate of 13% per year and the hyperspectral portion of that market will be 12% by 2006 and worth approximately $440 million. Further, in the last year, the Company has seen evidence of this growth by an important increase in awareness of and applications for hyperspectral remote sensing technology.

The Company recognizes the fragmented nature of the remote sensing industry and its composition by a majority of very small companies and sees this situation as an opportunity to "leap-frog" its development curve.

The Company's long-term strategic plan is to create partnerships, strategic alliances, mergers or acquisitions as the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing collections and services. If the Company can obtain the tasking and data stream from NEMO or a NEMO replacement and successfully penetrate the emerging market for combined satellite and airborne hyperspectral remote sensing applications with new generation instruments, the Company will be in a position to experience strong gross margins in future years.

The Company's near-term plans are to continue pursuing:

     (1) contracts that produce revenues from the application of remote sensing;
     (2) the development of additional miniaturized remote sensing instruments and newer generation aircraft instruments to replace the PROBE-1 model.
     (3) the integration of other advanced technology exploration instruments with the Probe1 to offer clients a "one-stop" convenience;
     (4) the development of promising mineral, oil and gas properties in which the Company has an equity interest, and where appropriate, identifying such properties by utilizing its existing imagery database or acquiring such data; and
     (5) the marketing of archived raw data through Terranet Inc. although The Company's plan to be a high-volume seller of hyperspectral imagery products cannot be realized in full until satellites with adequate hyperspectral collection capabilities are in orbit. In this regard the company will seek a development partner to utilize its commercial satellite license.

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

The Board of Directors recognized the need to address this situation and thus new policies have been initiated to:

     (1)  attract new directors and retain them,
     (2)  place new management talent within the organization
     (3)  appoint committees to examine refinancing and restructuring issues.

As a result the Company will establish a new marketing plan for remote sensing services by verification of its current business model and business targets. In order to achieve maximum results, the Board of Directors recommended the Company establish a new marketing department staffed by proven talent.

The Company is currently searching for a qualified candidate to act as the Chief Executive Officer and President. This candidate will have a proven record of directing the operations of an emerging technology company.

The Board of Directors have also established a committee to seek joint venture opportunities that will offer additional markets for its imagery databases, generate operating revenues and provide avenues for new capital investment. The committee's focus is currently on the oil and gas industry.

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

                                                     EARTH SEARCH SCIENCES, INC.


Date: October 21, 2003                               /s/  Larry F Vance
                                                     ---------------------------
                                                     Chief Executive Officer