Form 10QSB
period 2003-09-30
EARTH SEARCH SCIENCES INC
filed 2003-11-14
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2003
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2003, covered by this report: 190,453,918 shares. The registrant has only one class of common stock.


================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2003

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE
                                                                          ----
            Consolidated Balance Sheet as of September 30, 2003           3

            Consolidated Statements of Operations for the Three and Six
              Months Ended September 30, 2003 and 2002 (unaudited).       4

            Consolidated Statements of Cash Flows for the Six
              Months Ended September 30, 2003 and 2002 (unaudited).       5

            Selected Notes to Consolidated Financial Statements.          6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7-9


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

EARTH SEARCH SCIENCES, INC.
Consolidated Balance Sheet

--------------------------------------------------------------------------------

                                                                   September 30,
                                                                       2003
                                                                   (unaudited)
                                                                   ------------
Assets
Current assets:
    Cash                                                           $    371,763
    Accounts receivable, net                                            157,031
    Other current assets                                                 64,665
                                                                   ------------
Total current assets                                                    593,459
Property and equipment, net                                           2,723,551
Oil and gas properties, net, using successful efforts method            351,491
Loan costs, net                                                          43,425
                                                                   ------------
Total assets                                                       $  3,711,926
                                                                   ============
Liabilities
Current liabilities:
    Current portion of notes payable                               $  1,171,399
    Capital lease obligation                                          3,542,527
    Deferred officers' compensation                                   2,781,356
    Shareholder loans                                                 1,205,193
    Accounts
payable                                                               9,313,651
    Accrued expenses                                                    195,186
    Accrued interest                                                    512,338
    Investor deposit                                                    377,215
    Minority interest                                                   230,202
    Unearned revenue                                                     84,820
                                                                   ------------
Total current liabilities                                            19,413,887

Long Term Liabilities
     Long-term portion of notes payable                                 409,431
                                                                   ------------
      Total liabilities                                              19,823,318
                                                                   ------------

Commitments and contingencies
    Redeemable common stock, $.001 par value                             17,981
    Series A preferred stock; 200,000 shares authorized,
     issued and outstanding; liquidation preference $1,000,000             --
    Common stock, $.001 par value; 200,000,000 shares
     authorized; 190,453,918 shares, issued and outstanding             190,454
    Additional paid-in capital                                       35,453,817
    Treasury stock                                                     (200,000)
    Accumulated deficit                                             (51,573,644)
                                                                   ------------
                                                                    (16,129,373)
                                                                   ------------
Total liabilities and shareholders' deficit                        $  3,711,926
                                                                   ============

Earth Search Sciences, Inc.
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------


                                                  Ended September 30,                           Ended September 30,
                                        -------------------------------------         -------------------------------------
                                             2003                   2002                   2003                   2002
                                        --------------         --------------         --------------         --------------
Revenue                                 $       78,576         $      351,420         $      244,176         $      432,199
Costs of revenue                                24,426                263,470                 25,552                322,879
                                        --------------         --------------         --------------         --------------
Gross margin                                    54,150                 87,950                218,624                109,320
Expenses
    General and administrative                 473,339                595,841                880,784              1,169,683
    Stock option expense                           224                  3,656                  3,880                  7,312
    Loss on debt renegotiation                    --                     --                  297,221                   --
                                        --------------         --------------         --------------         --------------
    Total Expense                              473,563                599,497              1,181,885              1,176,995
                                        --------------         --------------         --------------         --------------

Loss from operations                          (419,413)              (511,547)              (963,261)            (1,067,675)
Other income (expense)
 Interest income                                 2,631                      6                  2,767                     67
 Interest expense                             (187,740)              (182,617)              (342,482)              (376,907)
                                        --------------         --------------         --------------         --------------
Loss before minority interest                 (604,522)              (694,158)            (1,302,976)            (1,444,515)
Minority interest in losses of                                                                                 consolidated
  subsidiaries                                  23,766                 76,504                 49,689                139,252
                                        --------------         --------------         --------------         --------------
Net loss                                $     (580,756)        $     (617,654)        $   (1,253,287)        $   (1,305,263)
                                        ==============         ==============         ==============         ==============


Basic and diluted loss per share        $        (0.00)        $        (0.00)        $        (0.01)        $        (0.01)
Weighted average common                    190,453,918            175,824,623            190,453,918            170,213,587


Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                     Six Months
                                                                                Ended September 30,
                                                                          ---------------------------------
                                                                              2003                 2002
                                                                          ------------         ------------
Cash flows from operating activities:
Net loss                                                                  $ (1,253,287)        $ (1,305,263)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock option expense                                                             3,880                7,312
Common stock for services and interest expense                                    --                 66,928
Loss attributed to minority interest                                           (49,689)            (139,252)
Depreciation, amortization and depletion                                       283,741              307,332
Loss on debt renegotiation                                                     297,221                 --
Impairment of oil and gas properties                                              --                 23,943
Changes in assets and liabilities
   Accounts receivable                                                          12,153               (2,349)
   Other current assets                                                        (71,969)              63,420
   Accounts payable and accrued expenses                                        32,351               15,847
   Accrued interest                                                            137,299              161,923
   Deferred officers' compensation                                             196,868              194,861
   Unearned revenue                                                             84,820               69,416
                                                                          ------------         ------------
Net cash used in operating activities                                         (326,612)            (535,882)
                                                                          ------------         ------------
Cash flow from investing activities:
   Capital expenditures                                                       (259,676)             (80,846)
                                                                          ------------         ------------
Cash flows from financing activities:
  Proceeds from shareholder loans, net                                         133,000                1,000
  Proceeds from notes payable                                                  429,500                 --
  Release of escrow on note payable                                             90,000                 --
  Repayments on notes payable                                                  (42,131)             (11,520)
  Proceeds from sale of common                                                    --                300,000
  Proceeds from sale of common stock of subsidiary                                --                300,000
  Proceeds from sale of interests in mineral properties                           --                116,622
  Payment of investor deposit                                                     --                187,215
                                                                          ------------         ------------
Net cash provided by financing activities                                      610,369              893,317
                                                                          ------------         ------------
Net increase in cash                                                            24,081              276,589
Cash at beginning of period                                                    347,682               66,681
                                                                          ------------         ------------
Cash at end of period                                                     $    371,763         $    343,270
                                                                          ============         ============
Non-cash activities:
  Reduction of accounts payable for interest in mineral properties        $    142,251         $       --
  Reduction in mineral properties for relief of accounts payable               439,472                 --
  Conversion of notes payable, shareholder loans and related
   accrued interest to common stock                                               --                733,233

   Settlement of deferred officers' compensation with common stock                --                440,878

                           EARTH SEARCH SCIENCES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2003 as reported in the 10-KSB have been omitted.


NOTE 2 - SHAREHOLDER LOANS

In the six months ended September 30, 2003, a shareholder loaned ESSI $133,000. The loans are due on demand, bear 10 percent annual interest and have no collateral.


NOTE 3 - NOTES PAYABLE

In the six months ended September 30, 2003, ESSI paid $60,000 for a one-year extension on a note payable originally due June 15, 2003.

In September 2003, ESSI borrowed $429,500 from a third party. The note is due September 2, 2013, bears interest of 15 percent, is payable in monthly installments of $6,929 and is collateralized by certain assets of ESSI.

In September 2003, $90,000 held in escrow for a prior year note payable was released. After note payments and miscellaneous fees, ESSI received net proceeds of $67,559.


NOTE 4 - CAPITAL EXPENDITURES

In the six months ending September 30, 2003, ESSI paid $259,676 for a one percent working interest in an oil and gas property and ESSI's portion of development costs on the project.


NOTE 5 - LOSS ON DEBT RENEGOTIATION

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Historically ESSI's core business has been focused on collecting and processing hyperspectral data for a variety of clients. Most of these have been smaller jobs where the client may still be testing hyperspectral imagery applications. To develop its core business in what has proven to be a multi-faceted and multi-staged industry development curve, the company continues to participate in many "show and tell" projects. These have provided good publicity for the company and have attracted a large number of shareholders to the company. The company's largest clients represent world-class companies from the mineral exploration and exploitation group. These companies have successfully used hyperspectral imagery to identify and define good mineral prospects.

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

The Company is continuing with its strategic plan of investing in projects that explore and develop mineral deposits and oil and gas reserves attractive for joint venturing with ready producers.

The Company recognized revenue of $78,576 in the second quarter of 2004 compared with $351,420 in the second quarter of 2003. Included in the second quarter of 2004 is $78,576 in revenue from Oil and Gas Properties compared to $109,424 in revenue in the second quarter of 2003. Revenue for the six months ended September 30, 2003 and 2002, was $244,176 and $432,199, respectively. Included in the second quarter of 2003 revenue is $0 from STDC due to the termination of the agreement with the ONR. Revenue from the agreement with the ONR is a pass through to subcontractors and vendors on the NEMO program and is offset with an equal amount of cost of sales in the Statement of Operations. Revenue from airborne hyperspectral services was $5,000 and $264,396 for the six months ended September 2003 and 2002, respectively. Revenue from oil and gas properties was $239,176 and $167,803 for the six months ended September 2003 and 2002, respectively.

The Company recognized cost of revenue of $24,426 in the three months ended September 30, 2003 compared with $263,470 for the three months ended September 30, 2002. Included in cost of revenue for the three months ended September 30, 2003 and 2002 is $0 and $19,477, respectively from STDC. Cost of revenue for the six months ended September 30, 2003 and 2002, was $25,552 and $322,879, respectively. Included in cost of revenue for the six months ended September 30, 2003 and 2002 is $0 and $19,477, respectively from STDC. Cost of revenue from airborne hyperspectral services was $25,552 and $253,271 for the six months ended September 2003 and 2002, respectively. Cost of Revenue from oil and gas properties was $0 and $50,313 for the six months ended September 2003 and 2002, respectively.

General and administrative expenses for the six months ended September 30, 2003 were $473,563 compared with $599,497 for the three months ended September 30, 2002. General and administrative expenses for the six months ended September 30, 2003 were $1,181,885 compared with $1,176,995 for the six months ended September 30, 2002.

Interest expense for the three and six months ended September 30, 2003 was $187,740 and $342,482, respectively, compared to $182,617 and $376,907 for the same periods in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Capital expenditures in the second quarter of 2003 were primarily expenditures for the Company's oil and gas properties and computer related assets.

Net cash used in operating activities was $326,612 for the six months ended September 2003, resulting primarily from a net lost of $1,253,287 net certain non-cash expenses. Net cash used in operating activities was $535,882 for the six months ended September 30, 2002, resulting primarily from a net loss of $1,305,263 net of certain non-cash expenses.

Included in accounts payable and accrued expenses at September 30, 2003 is $8,323,546 of STDC liabilities. These liabilities are not guaranteed by Earth Search Sciences, Inc.

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

FUTURE OPERATIONS
-----------------

In the future, the Company intends to continue with its efforts to establish subsidiary companies that are capable of driving demand for hyperspectral services within a particular industry. This is in addition to attending to the core business segment of providing hyperspectral services, including surveying and processing, to third parties in the mineral, hydrocarbon, forestry and environmental areas.

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

The Company believes that the market for hyperspectral remote sensing services will experience significant growth over the next several years. The Company recognizes the fragmented nature of the remote sensing industry and its composition by a majority of very small companies and sees this situation as an opportunity to speed its development curve by placing itself in a position to acquire other small companies resulting in a stronger vertically integrated company with steady revenues.

The Company's day-to-day business continues to look for:

     (1) contracts that produce revenues from the application of remote sensing;
     (2) the development of additional miniaturized remote sensing instruments and newer generation aircraft instruments to replace the PROBE-1 model.
     (3) the integration of other advanced technology exploration instruments with the Probe-1 to offer clients a "one-stop" convenience;
     (4) the development of promising mineral, oil and gas properties in which the Company has an equity interest

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

The Board of Directors recognized the need to address this situation and thus new policies have been initiated to measure performance of new contractors quickly and effectively while maintaining a highly motivated permanent employee hyperspectral services group:

The Board of Directors is also cognizant of the need to attract new board members and management and has adopted policies to:

     (1)  attract new directors and retain them,
     (2)  place new management talent within the organization
     (3)  appoint committees to examine refinancing and restructuring issues.

As a result the Company is working with interested parties on a short-term basis to establish the parameters and work plans for the key areas of marketing and finance. Once plans are adopted the company will seek permanent staff to fill the positions of Vice-President Marketing and Vice-President Finance.

The Company is also currently searching for a qualified candidate to act as the Chief Executive Officer and President. This candidate will have a proven record of directing the operations of an emerging technology company.

A committee established by The Board of Directors has been seeking new avenues for capital investment in the company. As a result of meeting with many representatives of the investment-banking world they adopted the following two courses of action for the company:

     (1) The Company's long-term strategic plan is to create partnerships, strategic alliances, mergers or acquisitions as the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing collections and services.
     (2) The Company's short-term strategic plan is to maximize its opportunity for attracting capital, eliminating debt and finding new management resources by re-structuring itself through a re-incorporation.

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

                                           EARTH SEARCH SCIENCES, INC.



Date: November 14, 2003                    /s/  Larry F Vance
                                           -------------------------------------
                                           Chief Executive Officer