Form 10QSB
period 2003-12-31
EARTH SEARCH SCIENCES INC
filed 2004-02-11
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended: DECEMBER 31, 2003

                           Commission File No. 0-19566




                           EARTH SEARCH SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             UTAH                                                 87-0437723
-------------------------------                               -----------------
(State or other Jurisdiction of                               (IRS Employer ID)
 Incorporation or Organization)



                  1729 MONTANA HIGHWAY 35, KALISPELL, MT 59901
          ------------------------------------------------------------
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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003, covered by this report: 190,453,918 shares. The registrant has only one class of common stock.

================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2003





                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                   PAGE
                                                                            ----
        Consolidated Balance Sheet
          as of December 31, 2003 .........................................    3

        Consolidated Statements of Operations
          for the Three and Nine Months Ended
          December 31, 2003 and 2002 (unaudited) ..........................    4

        Consolidated Statements of Cash Flows
          for the Nine Months Ended December 31,
          2003 and 2002 (unaudited) .......................................    5

        Selected Notes to Consolidated Financial Statements ...............    6



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....................  7-9





                                     PART II
                                     -------

                           OTHER INFORMATION REQUIRED
                           --------------------------


Item 1. Legal Proceedings .................................................   10

Item 2. Changes in Securities .............................................   10

Item 3. Defaults Upon Senior Securities ...................................   10

Item 4. Submission of Matters of a Vote of Security Holders ...............   10

Item 5. Other information .................................................   10

Item 6. Exhibits and Reports on Form 8-K ..................................   10

EARTH SEARCH SCIENCES, INC.
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                    DECEMBER 31,
                                                                        2003
                                                                     (unaudited)
                                                                    ------------
ASSETS
------
Current assets:
    Cash                                                            $    222,514
    Accounts receivable, net                                             187,445
    Other current assets                                                  49,665
                                                                    ------------
Total current assets                                                     459,624
Property and equipment, net                                            2,589,909
Oil and gas properties, net, using successful efforts method             351,491
Loan costs, net                                                           42,339
                                                                    ------------
    Total assets                                                    $  3,443,363
                                                                    ============


LIABILITIES
-----------
Current liabilities:
    Current portion of notes payable                                $  1,159,550
    Capital lease obligation                                           3,583,212
    Deferred officers' compensation                                    2,881,703
    Shareholder loans                                                  1,205,193
    Accounts payable                                                   9,346,998
    Accrued expenses                                                     203,462
    Accrued interest                                                     540,772
    Investor deposit                                                     377,215
    Minority interest                                                    205,727
    Unearned revenue                                                      84,820
                                                                    ------------
Total current liabilities                                             19,588,652

Long Term Liabilities
    Long-term portion of notes payable                                   403,928
                                                                    ------------
    Total liabilities                                                 19,992,580
                                                                    ------------

Commitments and contingencies
    Redeemable common stock, $.001 par value                              17,981
    Series A preferred stock; 200,000 shares authorized,
      issued and outstanding; liquidation preference $1,000,000               --
    Common stock, $.001 par value; 200,000,000 shares
      authorized; 190,453,918 shares, issued and outstanding             190,454
    Additional paid-in capital                                        35,453,817
    Treasury stock                                                      (200,000)
    Accumulated deficit                                              (52,011,469)
                                                                    ------------
                                                                     (16,567,198)
                                                                    ------------
Total liabilities and shareholders' deficit                         $  3,443,363
                                                                    ============

EARTH SEARCH SCIENCES, INC.
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                               THREE MONTHS                        NINE MONTHS
                                            ENDED DECEMBER 31,                  ENDED DECEMBER 31
                                     ------------------------------      ------------------------------
                                         2003              2002              2003              2002
                                     ------------      ------------      ------------      ------------
Revenue                              $    115,364      $    219,116      $    359,540      $    651,315
Costs of revenue                               --           157,816            25,552           480,695
                                     ------------      ------------      ------------      ------------
Gross margin                              115,364            61,300           333,988           170,620
Expenses
    General and administrative            419,552           514,090         1,300,336         1,683,773
    Stock option expense                       --             3,656             3,880            10,968
    Loss on debt renegotiation                 --                --           297,221                --
                                     ------------      ------------      ------------      ------------
    Total Expense                         419,552           517,746         1,601,437         1,684,741
                                     ------------      ------------      ------------      ------------

Loss from operations                     (304,188)         (456,446)       (1,267,449)       (1,524,121)
Other income (expense)
    Interest income                            64               417             2,831               484
    Interest expense                     (158,176)         (172,110)         (500,658)         (549,017)
                                     ------------      ------------      ------------      ------------
Loss before minority interest            (462,300)         (628,139)       (1,765,276)       (2,072,654)
Minority interest in losses of
  consolidated subsidiaries                24,475            69,626            74,164           208,878
                                     ------------      ------------      ------------      ------------

Net loss                             $   (437,825)     $   (558,513)     $ (1,691,112)     $ (1,863,776)
                                     ============      ============      ============      ============

Basic and diluted loss per share     $      (0.00)     $      (0.00)     $      (0.01)     $      (0.01)

Weighted average common               190,453,918       177,343,925       190,453,918       172,593,946

EARTH SEARCH SCIENCES, INC.
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED DECEMBER 31,
                                                             ------------------------------
                                                                 2003              2002
                                                             ------------      ------------
Cash flows from operating activities:
Net loss                                                     $ (1,691,112)     $ (1,863,776)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock option expense                                                3,880            10,968
Common stock for services and interest expense                         --           132,829
Loss attributed to minority interest                              (74,164)         (208,878)
Depreciation, amortization and depletion                          418,470           457,227
Loss on debt renegotiation                                        297,221                --
Impairment of oil and gas properties                                   --            29,758
Changes in assets and liabilities
   Accounts receivable                                            (18,261)          187,916
   Other current assets                                           (56,969)           82,634
   Accounts payable and accrued expenses                           73,972           285,130
   Accrued interest                                               206,418           222,070
   Deferred officers' compensation                                297,215           290,108
   Unearned revenue                                                84,820                --
                                                             ------------      ------------
Net cash used in operating activities                            (458,510)         (374,014)
                                                             ------------      ------------
Cash flow from investing activities:
   Capital expenditures                                          (259,676)         (187,937)
                                                             ------------      ------------
Cash flows from financing activities:
   Proceeds from shareholder loans, net                           133,000            40,353
   Proceeds from notes payable                                    429,500                --
   Release of escrow on note payable                               90,000                --
   Repayments on notes payable                                    (59,482)          (11,520)
   Proceeds from sale of common                                        --           300,000
   Proceeds from sale of common stock of subsidiary                    --           300,000
   Proceeds from sale of interests in mineral properties               --           116,622
   Payment of investor deposit                                         --           187,215
                                                             ------------      ------------
Net cash provided by financing activities                         593,018           932,670
                                                             ------------      ------------
Net increase in cash                                             (125,168)          370,719
Cash at beginning of period                                       347,682            66,681
                                                             ------------      ------------

Cash at end of period                                        $    222,514      $    437,400
                                                             ============      ============
Non-cash activities:
   Reduction of accounts payable for interest
     in mineral properties                                   $    142,251      $         --
   Reduction in mineral properties for relief
     of accounts payable                                          439,472                --
   Conversion of notes payable, shareholder loans
     and related accrued interest to common stock                      --           733,233
   Settlement of deferred officers' compensation
     with common stock                                                 --           440,878

                           EARTH SEARCH SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

NOTE 2 - SHAREHOLDER LOANS

In the nine months ended December 31, 2003, a shareholder loaned ESSI $133,000. The loans are due on demand, bear 10 percent annual interest and have no collateral.

NOTE 3 - NOTES PAYABLE

In the nine months ended December 31, 2003, ESSI paid $60,000 for a one year extension on a note payable originally due June 15, 2003.

In September 2003, ESSI borrowed $429,500 from a third party. The note is due September 2, 2013, bears interest of 15 percent, is payable in monthly installments of $6,929 and is collateralized by certain assets of ESSI.

In September 2003, $90,000 held in escrow for a prior year note payable was released. After note payments and miscellaneous fees, ESSI received net proceeds of $67,559.

NOTE 4 - CAPITAL EXPENDITURES

In the nine months ending December 31, 2003, ESSI paid $259,676 for a one percent working interest in an oil and gas property and ESSI's portion of development costs on the project.

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

The Company recognized revenue of $115,364 the third quarter of 2004 compared with $219,116 in the third quarter of 2003. Included in the third quarter of 2004 is $0 in revenue from Oil and Gas Properties. Revenue for the nine months ended December 31, 2003 and 2002, was $359,540 and $651,315, respectively. Revenue from airborne hyperspectral services was $120,363 and $384,212 for the nine months ended December 2003 and 2002, respectively. Revenue from oil and gas properties was $239,176 and $260,644 for the nine months ended December 2003 and 2002, respectively.

The Company recognized cost of revenue of $0 in the three months ended December 31, 2003 compared with $157,816 for the three months ended December 31, 2002. Included in cost of revenue for the three months ended December 31, 2003 and 2002 is $0 and $29,997, respectively from STDC. Cost of revenue for the nine months ended December 31, 2003 and 2002, was $25,552 and $480,695, respectively. Included in cost of revenue for the nine months ended December 31, 2003 and 2002 is $0 and $49,474, respectively from STDC. Cost of revenue from airborne hyperspectral services was $25,552 and $407,866 for the nine months ended December 2003 and 2002, respectively. Cost of Revenue from oil and gas properties was $0 and $23,355 for the nine months ended December 2003 and 2002, respectively.

General and administrative expenses for the three months ended December 31, 2003 were $419,552 compared with $517,746 for the three months ended December 31, 2002. General and administrative expenses for the nine months ended December 31, 2003 were $1,601,437 compared with $1,694,741 for the nine months ended December 31, 2002.

Interest expense for the three and six months ended December 31, 2003 was $158,176 and $500,658, respectively, compared to $172,110 and $549,017 for the same periods in 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Capital expenditures in the third quarter of fiscal 2004 were primarily expenditures for the Company's oil and gas properties and computer related assets.

Net cash used in operating activities was $458,510 for the nine months ended December 2003, resulting primarily from a net lost of $1,691,112 net certain non-cash expenses. Net cash used in operating activities was $374,014 for the nine months ended December 31, 2002, resulting primarily from a net loss of $1,863,776.

Included in accounts payable and accrued expenses at December 31, 2003 is $8,216,826 of STDC liabilities. These liabilities are not guaranteed by Earth Search Sciences, Inc.

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









                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                                     EARTH SEARCH SCIENCES, INC.


Date: February 10, 2004                              /s/  Larry F Vance
                                                     ---------------------------
                                                     Chief Executive Officer