Form 10-K
period 2004-03-31
EARTH SEARCH SCIENCES INC
filed 2004-07-16
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended March 31, 2004 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from __________ to _________

                         Commission file number 0-19566



                           EARTH SEARCH SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Utah                                           87-0437723
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


1729 Montana Highway 35, Kalispell, Montana                      59901
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: (406) 751-5200



Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Aggregate market value of Common Stock held by non-affiliates of the Registrant at March 31, 2004: $5,270,266. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at March 31, 2004: 194,305,708

Documents incorporated by reference.

This Form 10-K consists of 43 pages, which includes exhibits.

================================================================================

                                TABLE OF CONTENTS

PART I.......................................................................  3

    Item 1 -  Business ......................................................  3
    Item 2 -  Properties  ...................................................  8
    Item 3 -  Legal Proceedings..............................................  8
    Item 4 -  Submission of Matters to a Vote of Security Holders............  9

PART II......................................................................  9

    Item 5 -  Market for the Registrant's Common Stock Equity and
               Related Shareholder Matters...................................  9
    Item 6 -  Selected Financial Data........................................ 11
    Item 7 -  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 12
    Item 7A-  Quantitative and Qualitative Disclosures About Market Risk..... 17
    Item 8 -  Financial Statements and Supplementary Data.................... 17
    Item 9 -  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................ 17

PART III..................................................................... 18

    Item 10 - Directors and Executive Officers of the Registrant............. 18
    Item 11 - Executive Compensation......................................... 19
    Item 12 - Security Ownership of Certain Beneficial Owners and
               Management.................................................... 20
    Item 13 - Certain Relationships and Related Transactions................. 20

PART IV...................................................................... 21

    Item 14 - Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K................................................... 21

SIGNATURES................................................................... 24

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

Development of Core Technology
------------------------------

     In 1991, the Company was invited to participate in the Visiting Investigator Program (VIP) sponsored by the National Aeronautics and Space Administration (NASA). In the VIP program, the Company sought to compare the benefits of using the NASA operated Airborne Visible and Infra-Red Imaging Spectrometer (AVIRIS), along with other less advanced instruments, in locating geologic areas of interest in a test area in Nevada. The results of that program were published in January 1993. As a result of its participation in the program, the Company recognized the need to refine existing remote sensing technology in order to improve the economics of commercial remote sensing applications. To achieve its goal, the Company undertook the development of a miniaturized hyperspectral remote sensing instrument, Probe 1, which designed to be used with cost effective and easily available aircraft. This instrument has become known for its accuracy, reliability, and cost effectiveness and with the addition of geo-rectification capabilities and automated original processing steps continues to be one of the most accurate and cost effective instruments in the airborne remote sensing industry.

Current Business Plan
---------------------

     The Company is evolving from a mineral exploration and research and development organization into a leading provider of remote sensing services. Data is provided for clients as well as for the Company's own mineral and hydrocarbon exploration purposes. It is also accumulated for future resale to a variety of users. On June 1, 1997, the Company took delivery of the first Probe 1 instrument. In August of 1999, the Company took delivery of its second Probe 1 instrument. Since June 1, 1997, the Company has collected and currently owns a substantial archive of Probe 1 hyperspectral imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Chile, Peru, Mexico, California, Nevada, Arizona, Idaho, Montana, Wyoming, Texas, Louisiana, Florida and Utah. At the present time, the value of this data archive has not been independently appraised and its value is not reflected in the Company's financial statements, although recent announcements from Noranda Mining and Exploration Inc., a customer, indicate that their Probe 1 data from Chile and Peru has revealed new potential major mineral deposits.

     The Company believes cost effective hyperspectral remote sensing and imagery processing has tremendous potential in various global applications and markets. The ASPRS/NASA TEN-YEAR INDUSTRY FORECAST (http://www.asprs.org/news.html) published in 2003 validates this position and indicates that the remote sensing market has been growing at a rate of 13% per year, with the hyperspectral portion of that market growing to12% of the total by 2006 and worth approximately $440 million. The Company is ensuring its maximum exposure to this market by continuing a business model that is establishing subsidiary companies to focus on hyperspectral remote sensing applications in key industries. Each subsidiary will focus on a specific sector of commercial remote sensing and have a management team with relevant skills and expertise. The Company will provide an exclusivity license for each one, the Company's hyperspectral technology intellectual property, processing support, marketing and management assistance. With the establishment and growth of the subsidiaries this strategy will gradually create a ready market for the Company, as well situate the Company to receive royalties from any resource development that occurs as a result of the use of the Company's instruments and technology. Another advantage is that any required capital will be raised by the subsidiary separate from the parent company. One of the subsidiary companies, Petro Probe, Inc, the oil & gas spin-off, is already producing a steady cash flow from operations.

     To complement its Probe 1 technology, in fiscal 2000 the Company in acquired Space Technology Development Corporation (STDC) and its ownership of satellite based imagery technology. STDC had acquired ownership of a difficult to obtain commercial satellite license and the accompanying hyperspectral data stream from the proposed space based instrument, NEMO, a very desirable asset. The strategy the Company sought to develop was joint use of satellite and airborne remote sensing instruments to capture a strong market position. The economical large area imagery collection by the satellite instrument could complement and add value to the high-resolution imagery collection of specific target areas provided by the airborne instruments.

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

     SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, is the applicable accounting guidance for potential impairment of long-lived assets. Based on the guidance of SFAS 121 and since the Company was not able to receive any written confirmation from the ONR re: the matter, the Company had effectively no ability to value future oriented negotiated settlement on the NEMO program. Without such documentation of value, the Company provided in 2002 a loss from impairment of $13,010,364, the amount the Company was carrying in construction in progress for the NEMO program (see Notes 4 and 5 to the financial statements.) Although the situation with NEMO and the ONR financially damaged the Company, ESSI is moving forward in its plan to capture leadership in the airborne remote sensing industry. The Company recognizes the fragmented nature of the remote sensing industry and its composition by a majority of very small companies. The Company's long-term strategic plan is to create partnerships, strategic alliances, mergers or acquisitions as the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing collections and services.

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

     The negative events of 2001, including the stock market decline and September 11, 2001, left the Company in a tenuous highly leveraged position. Recognizing that the economy and the general business climate was declining rapidly, the Company made every effort to reduce overhead as quickly as possible, even though that may have been detrimental to longer-term expansion plans in some cases. Although cash flow was conserved the Company entered 2002 in an undercapitalized state and sought assistance from a variety of sources including some who indicated they could bring in necessary new investment into the Company. None of the individual sources proved successful, however all of those sources highly recommended a reorganization of the company in order to encourage migration of capital into the company. The reorganization would also include bringing in experienced directors and outsiders to fill the roles of senior management. In early 2004, the Board of Directors acted on the recommendation of investor sources and its own research and began to implement these actions.

Subsidiary Companies
--------------------
Formation of Petro Probe, Inc.
------------------------------

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

     Petro Probe, Inc.'s goal is to develop the competitive advantages of Probe 1 resource mapping capability, combining this with conventional hydrocarbon exploration tools and then applying newer value-added technology, such as 3D seismic to identify and acquire equity positions in oil and gas properties. 3D seismic is the technology of measuring underground explosions to map subsurface geologic structures.

     From it's inception in 2000 through March 31, 2002, Petro Probe, Inc. has acquired working interests in seven oil and gas projects in the U.S. The first project acquired was the Louisiana West Scott Field Prospect, where an oil well has been drilled and logged based on data from Probe 1 as well as other exploration measurements.

     Petro Probe, Inc.'s working interests in its seven (7) oil and gas projects offer them the right to participate in drilling additional wells on the project lease acreage. Petro Probe Inc. will determine whether or not to participate in additional drilling efforts on a case by case basis. Besides the West Scott field project, Petro Probe has interests in the well known fields of SpindleTop and Lost Soldier and has data and interests in the Green River Basin, Paradox Basin, and the Australian Basin.

     Because of the national need for new hydrocarbon discoveries, Petro Probe, Inc. is actively seeking petroleum based companies to either joint venture with, or merge with, and is in excellent position to move forward in this direction.

Formation of Geo Probe, Inc.
----------------------------

     The Company formed Geo Probe, Inc. to pursue geologically tailored hyperspectral imaging services to mineral exploration companies and develop new markets in geological applications. The same indicators that can be used to find mineral deposits can also be used to monitor the environmental impact of active and past-producing mines, mills, smelters, refineries and pipelines. Mineral deposits are part of larger geological systems that typically have mineralogical characteristics that are mappable using Probe 1 imagery. In vegetated areas, the subtle effects that bedrock geology has on plants can be measured to identify hidden minerals. The Company's mapping agreement with Noranda in 1998-2000 provided the ability to develop and prove new approaches to mineral exploration. The experience gained from this application still remains a rare and valuable intellectual property today, evidenced by the discovery of 145 mineral targets in Chile by Noranda . Therefore, Geo Probe's business focus will be to use the Company's remote sensing instruments to globally survey any areas that have promise for the location of minerals either for its own use, or for third party customers, and to sell hyperspectral collection and processing services in the geological hazards and environmental geology sectors.

     As in the hydrocarbon industry sector there is a build-up of new demand for mineral exploration beginning to occur and Geo Probe, Inc. is actively seeking companies to either joint venture with or merge with in order to position itself well for the upturn in global mining activity. The company has recently signed a Memo of Understanding with a Canadian mineral exploration company to move forward in the creation of such a joint venture.

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

     ESSI and Eco Probe, Inc. have performed important hyperspectral surveys and research in aquatic and vegetation-related projects. The environmental markets are vast, however, and the Company's current lack of resources dictates continued priorities to mineral and hydrocarbon exploration with its more mature background of data and experience.

Formation of Terranet, Inc.
---------------------------

     The Company formed Terranet, Inc. to act as a imagery product distribution conduit and perform as the Company's e-commerce content provider through a unique internet imagery distribution system. Imagery collected today and yesterday could be sold repeatedly to multiple end users. In addition to selling the Company's own imagery, Terranet, Inc. would pursue the resale of imagery obtained from third parties. Terranet completed the design and testing of the software and is anticipating development and expansion of the remote sensing market will provide opportunities for joint venture partners and or contract data suppliers. The unique design features are protected by copyright.

Fiscal 2004 Significant Projects
--------------------------------

     In fiscal 2004, the Company completed airborne hyperspectral surveys primarily for local, state and federal governmental agencies. These projects produced the majority of the Company's 2004 airborne revenue. The Company's agreement with the ONR produced all the Satellite Development business segment revenue (see note 10 to the financial statements.)

     To date, gigabyte quantities of imagery have been collected by the Company. Selected portions of these data tapes are being processed and the imagery is being examined for the presence of mineral properties. The Company is currently working to outsource the processing and interpretation of its archived data in order to quickly expand its commercial offering.

     Proposals are being developed to partner with private industry, universities and state and federal agencies to develop, package and deliver competitive advanced technology products and services. These are being evaluated on a priority basis. The Company continues to respond to an ever increasing volume of requests for quotations. This demonstrates the growing demand for hyperspectral services and gives reason for the Company to have a brighter outlook for the near future.

Business Segment Information
----------------------------

     Included in the attached financial statements is business segment information and financial information about geographic areas for the Company.

Employees
---------

     As of March 31, 2004 the Company had 4 full-time employees.

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

Customers and Geographic Areas of Business
------------------------------------------

     In fiscal 2004, the Company operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. In fiscal 2004 and 2003, the Company's sensors were operated in the United States and abroad. Contracts to operate the sensors in the United States as an ecological, mining, agricultural, hydrocarbon, and target identification contributed approximately $258,843, $384,212 and $460,000, to revenue in 2004, 2003, and 2002, respectively. STDC's contract with the Office of Naval Research to design, build, and operate a hyperspectral sensor mounted on a satellite contributed approximately $0, $6,459 and $4,235,000, to revenue in 2004, 2003 and 2002. In fiscal 2003, projects with four clients accounted for approximately 76% of total revenue. In fiscal 2002, projects with one client accounted for approximately 84% of total revenue

ITEM 2. PROPERTIES

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

     In May 2002, the Company filed counterclaims against ASIT for breach of contract and unjust enrichment on the grounds that, despite the Company having paid approximately $300,000 and transferring 500,000 of the Company common stock to ASIT, ASIT failed to provide the Company with the products and services it was contractually obligated to provide the Company. On June 12, 2002, ASIT moved to dismiss ESSI's counterclaims on the grounds that they were untimely. The action has not been resolved and neither party is presently pursuing this end.

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

     In May of 2003, the Company received notice of a civil action commenced against it from Stern & Co. Communications LLC d/ba Stern & Co. registered in the United States District Court, Southern District of New York. The plaintiffs allege that the Company has not completely paid for services rendered and owes $92,048.22, nor forwarded stock options for 1,500,000 shares exercisable for three years at the price of $1.50 per share. The Company responded with a counter-claim alleging it never received the promised services. This matter has been resolved out of court.

     In January of 2004, the Company received notice of a complaint over deferred expenses owed to Mr. Brian Soliday. The Company disagreed with the amount and is working toward a settlement and/or an agreed amount.

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

               Quarter Ended                           High        Low
               -------------                           ----        ---

             June 30, 2002                              .08        .08
             September 30, 2002                         .05        .05
             December 31, 2002                          .04        .03
             March 31, 2003                             .01        .01

             June 30, 2003                              .01        .01
             September 30, 2003                         .01        .01
             December 31, 2003                          .01        .01
             March 31, 2004                             .03       .025


     (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2004 was approximately 1,204. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

                                RECENT SALES OF UNREGISTERED SECURITIES (1)


            AMOUNT OF    PRICE                                       AMOUNT OF    PRICE
           SECURITIES     PER      TOTAL CASH                       SECURITIES     PER      TOTAL CASH
   DATE       SOLD      SHARE($)   PROCEEDS($)             DATE        SOLD      SHARE($)   PROCEEDS($)
----------------------------------------------          -----------------------------------------------
 4/10/00     200,000     0.25         49,985   (1)       4/11/00      167,066     0.38                  (6)
 4/13/00      75,000     0.45         33,750   (3)       4/18/00       22,222                           (5)
 4/26/00     500,000     0.50        250,000   (3)       4/26/00       26,315     0.38         10,000   (3)
 4/26/00      50,000     0.38         19,000   (3)       4/26/00       50,000     0.38         19,000   (3)
 4/28/00      12,004     0.83         10,000   (3)       4/28/00       34,212     0.75                  (1)
  5/4/00     600,000     0.50        300,000   (3)        5/4/00        8,333     0.72          6,000   (3)
  5/4/00       5,451     0.20                  (4)        5/8/00       50,000     0.20         10,180   (1)
 5/11/00     500,000     0.25                  (1)       5/11/00        3,940     0.20                  (4)
  6/6/00     818,501     0.05                  (4)        6/6/00       65,789     0.38         25,000   (3)
  6/6/00     100,000     0.38         38,000   (3)       6/22/00      300,000                           (5)
 8/24/00       9,383     0.75                  (1)      12/12/00       81,081     0.37                  (2)
  1/4/01      29,126     0.26                  (1)       1/11/01    9,980,667     0.14                  (4)
 1/16/01     100,000     0.56                  (3)       1/17/01    8,587,000     0.34                  (1)
 2/26/01   5,289,315     0.26                  (4)       7/10/01       50,000     0.21                  (1)
 8/28/01      50,000     0.16                  (1)       9/25/01      850,340     0.16                  (6)
11/13/01     160,000     0.15                  (2)      12/11/01      243,026     0.13                  (1)
12/13/01     146,667     0.13                  (1)      12/13/01      120,824     0.13                  (1)
  1/3/02   2,564,103     0.10                  (1)        3/8/02      200,000     0.08                  (2)
 5/20/02     200,000                           (5)       5/30/02    3,574,273                           (1)
  6/7/02   8,332,329                           (2)       6/19/03      377,220                           (1)
  7/8/02     300,000                           (2)        7/8/02      500,000                           (1)
 10/1/02     547,960                           (1)      11/12/02    1,098,350                           (1)
11/13/02     500,000                           (7)      12/11/02      500,000                           (7)
 2/24/03   1,000,000                           (1)       3/26/03      100,000                           (1)

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

                                                                                        (c)
                                                                               Number of securities
                                                                              remaining available for
                                       (a)                      (b)            future issuance under
                            Number of securities to be    Weighted-average      equity compensation
                             issued upon exercise of     exercise price of        plans (excluding
                              outstanding options,      outstanding options,    securities reflected
     Plan category            warrants and rights       warrants and rights        in column (a)
--------------------------  --------------------------  --------------------  -----------------------
Equity compensation plans
approved by security
holders (1)                              -                        -                      -

Equity compensation plans
not approved by security
holders (2)                         23,138,000                 $1.07                     -

Total                               23,138,000                 $1.07                     -

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

                                                      As of or for the fiscal year ended
                                     2004            2003            2002           2001           2000
                                ---------------------------------------------------------------------------
Operating revenue               $    516,490    $    786,208    $  5,044,498    $ 2,678,986    $ 1,526,446
Net loss                          (3,860,529)     (5,354,184)    (16,797,081)    (6,636,480)    (5,177,983)
Net loss per common share              (0.02)          (0.03)          (0.11)         (0.05)         (0.03)
Total assets                       1,233,573       4,091,566       7,096,591     19,710,126     19,532,230
Long-term obligations              4,286,233       4,700,365       4,687,895      5,253,135      4,515,118
Stockholders' (deficit) equity   (18,690,393)    (14,879,965)    (11,310,331)     2,346,846      2,663,656
Cash dividends declared                    -               -               -              -              -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial comparisons will be made between the fiscal years ended March 31, 2004 and 2003 and 2002.

Results of Operations
---------------------

     The Company recognized revenue of $516,490 in 2004 compared with $786,208 and $5,044,498 in 2003 and 2002, respectively. In 2004, costs of services provided was $25,551 compared with $328,104 and $5,342,983 in 2003 and 2002, respectively.

     Provision for loss on impairment of fixed assets was $2,469,672 in 2004 compared with $2,168,997 and $13,010,364 in 2003 and 2002. This loss in 2002 is due recognition of an impairment of the NEMO asset previously carried in the construction in progress account. Exploration costs in 2004 were $0 compared with $0 in 2003 and 2002. General and administrative costs were $351,520 in 2004 compared with $3,138,442 and $3,053,024 in 2003 and 2002, respectively.

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

     Interest income in 2004 was $2,848 compared to $627 and $4,813 in 2003 and 2002, respectively. In 2004, the Company recognized interest expense of $686,092 compared to $730,719 and $760,730 in 2003 and 2002, respectively. The decrease in interest expense over the prior year is a result of the Company's conversion of convertible notes to equity in the fourth quarter of 2001.

     In 2004, the Company recorded minority interest in losses of consolidated subsidiaries of $279,891 compared to $239,867 and $335,333 in 2003 and 2002.
ESSI Probe 1 LC minority interest loss for a full year of operations was $115,671, $233,353 and 308,738 in 2004, 2003 and 2002, respectively.

     The Company recognized a net loss of $3,860,529 in fiscal 2004 compared with a net loss of $5,354,184 and $16,797,081 in 2003 and 2002, respectively. The loss on a per share basis was $0.02, $0.03 and $0.11 in fiscal 2004, 2003, and 2002, respectively. Included in the loss in 2004, 2003 and 2002 is a loss of $1,396, $1,778,336 and $14,251,858 and $1,822,434 or $0.01, $0.09 and $0.01 per
share, respectively, from the operations of STDC. The operations of STDC in 2002 reflect a $13,010,364 provision for loss on NEMO fixed asset.

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

     Net cash used in operating activities was $575,331 in 2004, resulting primarily from payments for salaries and services and changes in current assets and liabilities. Net cash used in operating activities was $282,167 in 2003, resulting primarily from payments for salaries and services and changes in current assets and liabilities. Net cash used in operating activities was $492,063 in 2002, resulting primarily from payments for salaries and services and changes in current assets and liabilities. Of the $16,797,081 net loss in 2002, approximately $14,675,423 was non cash items.

     Capital expenditures for March 31, 2004 were primarily for purchases of working interests in hydrocarbon properties.

     Capital expenditures for March 31, 2003 were primarily for purchases of new computer equipment, purchases of working interests in mineral properties and payments on a subsidiary's satellite hyperspectral instrument.

     At March 31, 2004 and 2003, the Company had cash of $11,753 and $347,682 and a working deficit of $15,440,818 and $13,700,198, respectively.

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

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In fiscal 2002, based on such review, the Company established a provision for loss on the NEMO program of $13,010,364 (see
Note 6 to attached financial statements.)

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

Future Operations
-----------------

     The Company will undergo a re-organization of its stock structure to ensure that it can establish and provide for the ability to continue its business model and business strategy. In order to achieve maximum results, the Board of Directors has approved the Company's re-organization include necessary Board and Senior Management changes

     In addition, the Company will continue to operate in the mineral and hydrocarbon resource exploration areas where the Company will operate its remote sensing instruments for its own use and secure equity interests in promising properties identified from the remote sensing imagery. Further, previously collected imagery will be analyzed and processed to aid in the Company's decisions to take new or additional equity interests in prospective properties.

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

     Research & Development of next generation hyperspectral instrumentation is continuing. The Company is pursuing the approval of nano-technology patent pendings for hyperspectral remote sensing instrumentation and processing in order to secure its market position for the next decade of industry developments.

     The Board of Directors will continue to seek outside directors to ensure that its commitment to corporate governance improvements is implemented.

Additional Risk Factors That Could Affect Liquidity, Operating Results And
--------------------------------------------------------------------------
Market Price Of Stock
---------------------

Risks Related to Our Industry
-----------------------------

Competitive pressures may adversely affect our operating revenues. The Company has numerous competitors in the remote sensing services (airborne hyperspectral services) and natural resource development industries. Competition in the remote sensing industry comes from several primary sources, including HyMap, CASI and GER, whose hyperspectral instruments operate within the USA. Our principal competitors in the natural resource development industry include traditional exploration companies using a variety of other technologies. Some of our competitors in both remote sensing and natural resource development have substantially greater financial and other resources than the Company. Competitive pressures in either industry may materially adversely affect our operating revenues and in turn, our business and financial condition.

     The Company may need to expend significant capital to keep pace with technological developments in our industry. The remote sensing industry, as well as the computing industry's processing of the raw data, is constantly undergoing development and change and it is likely that new technology, whether embodied in new equipment or techniques, will be introduced in the future. In order to keep pace with any new developments, the Company is planning to expend significant capital to develop or acquire the next level of developments in new remote sensing equipment and to train our employees in the new techniques. The Company is pursuing financing to develop additional remote sensing instruments; however, we may not be able to raise sufficient funds, and if the Company does so, there is no guaranty that the new instruments will out perform instruments used by our competitors. In addition, the Company's ability to raise needed capital may be influenced by general economic conditions and the strength of capital markets. To ensure its ability to continue operations the Company will undergo a re-organization to include a stock re-structuring.

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

Risks Related to Our Business
-----------------------------

     The loss of our key customers could have a material adverse effect on us. In prior years, mining company exploration contributed a significant amount of revenue to the Company. In 2002, the depressed condition of mineral prices has severely curtailed mining company budgets and thus their use of the Company's hyperspectral technology for exploration. In 2002, revenue recorded on cost reimbursements for the NEMO project accounted for approximately 84% of revenue. The Company is now pursuing contracts that represent a smaller and wider variety of customers. This will reduce the Company's exposure to the higher risk level associated in dealing with single large clients. The Company may not realize our anticipated return on capital commitments made to expand our capabilities. The Company purchased an aircraft, additional satellite and airborne hyperspectral instruments, as well as oil and gas property rights. The aircraft and airborne hyperspectral instruments were purchased to increase our capacity to conduct airborne surveys. If the Company does not experience continued demand for our remote sensing services, the Company may incur significant expense without generating corresponding revenues. The oil and gas property rights were acquired in order to exploit suspected natural resources located within certain properties. If these properties do not contain sufficient natural resources to warrant exploitation, the Company may incur significant expenses without generating corresponding revenues.

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

     Cancellations, reductions or delays in customer orders may adversely affect our results of operations. Our overall operating results are affected by many factors, including the timing of survey contracts from large clients, the timing of capital expenditures to increase our capacity for gathering data in anticipation of future sales of products and services, and the weather which can affect whether or not a customers target of interest can be collected at a certain stage of vegetal growth. Although a large portion of our expenses are relatively fixed; a significant portion of our operational expenses vary with the number of airborne surveys. Because several of our operating divisions and subsidiaries are new businesses and have not obtained long-term commitments from our clients, we must anticipate the future demand for our services based upon our discussions with clients. Cancellations, reductions or delays in orders by a client or group of clients could have a material adverse effect on our business, financial condition and results of operations.

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

     The report of Grant Thornton LLP on the financial statements for year ended 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle except for the inclusion in the report of an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2001 to the present.

          NAME                    AGE                  POSITION
          ----                    ---                  --------

     Larry F. Vance                69      Chairman and Chief Executive Officer
     David Grant                   53      Director
     Tami J Story                  41      Director Secretary/Treasurer/Director

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

     David Grant has served as a senior consultant contractor with the Company since January 2004. Mr. Grant has an extensive and varied background spanning more than twenty years that includes business development, operations and technical marketing support, project management in both domestic and international venue. Included is time spent in high tech industry as well a underground utilities design and installation. Mr. Grant holds a Bachelors Degree in Biological Sciences from the University of Wyoming.

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

ITEM 11. EXECUTIVE COMPENSATION

Table below summarizes information on Executives and Directors compensation

                                                    SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term Compensation
                                      Annual Compensation                       Awards                       Payouts
                          ----------------------------------------------------------------------------------------------------------
                                                                                               Securities
                                                                         Restricted   Stock    underlying                 All other
Name and Principal                      Salary   Bonus   Other Annual       Stock     Option  options/SARS   LTIP pay-  Compensation
Position                  Fiscal Year    ($)      ($)   Compensation($)  Award(s)($)  Grants      (#)         outs($)       ($)
------------------------------------------------------------------------------------------------------------------------------------
Larry Vance/Chairman (1)      2004      160,000    -           -             -          -          -            -            -

                              2003      160,000    -           -             -          -          -            -            -

                              2002      160,000    -           -             -          -          -            -            -

Tami J. Story/Secretary       2004       80,000    -           -             -          -          -            -            -
and Treasurer (1)
                              2003       80,000    -           -             -          -          -            -            -

                              2002       80,000    -           -             -          -          -            -            -

(1) Salary was deferred unless cash flow allowed payment.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                                               Number of securities    Value of Unexercised In-the
                                              underlying unexercised        Money Options at
                     Shares                     options at FY-End              FY-End($)
                  Acquired on    Value
Name                Exercise   Realized($)  Exercisable/Unexercisable   Exercisable/Unexercisable
---------------   -----------  -----------  -------------------------  ---------------------------
Larry Vance            -            -         4,500,000/3,000,000(1)              0/0
John Peel              -            -         4,500,000/3,000,000(1)              0/0
Rory J. Stevens        -            -           375,000/1,500,000(1)              0/0
Tami Story             -            -           750,000/3,000,000(1)              0/0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of the Company's Common Stock as of June 15, 2003 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

     Name and address of             Amount and nature of
     beneficial owner               beneficial ownership(1)  Percent of class
     -----------------------------  -----------------------  ----------------
     Larry Vance                    14,765,003(2)(3)(4)            7.57%
     P.O. Box 763
     Lakeside, MT  59922

     Tami Story                      2,365,169(5)                  1.21%
     P.O. Box 763
     Lakeside, MT  59901
     Dr. Jan Arnett                  9,150,830(4)                  4.69%

     42-07 30th Avenue
     Astoria, MT  11103
     All directors and officers     18,130,172                     9.29%

--------------------------------
     (1) All shares are held directly with sole voting and investment power unless otherwise indicated.
     (2) Includes 1,775,000 shares held by Universal Search Technology, a private company owned by Mr. Vance.
     (3)  Includes 4,500,000 options, which are exercisable on March 31, 2002.
     (4)  Excludes 17,663,842 shares held by Accuprobe. General Petroleum, Inc.
          (GPI), a company previously wholly-owned by Mr. Vance, and Accuprobe, a company previously wholly-owned by Dr. Arnett, have entered into an agreement whereby Dr. Arnett has exchanged his 100% ownership of Accuprobe for a percentage of the shares of GPI. Currently, all requirements of the transaction have not been met, but even if the transaction is completed, Mr. Vance will own 25% of the outstanding capital stock of GPI and Dr. Arnett will own 33% of the outstanding stock of GPI and neither Mr. Vance nor Dr. Arnett will likely have control over the disposition or voting power of the Earth Search shares owned by Accuprobe.
     (5)  Includes 750,000 options, which are exercisable on March 31, 2002.

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

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page in
     (a)(1) Financial Statements filed as part of this Report        this Report

          Report of Independent Accountants                           F-1 - F-2
          Consolidated Balance Sheet at March 31, 2004 and 2003       F-3
          Consolidated Statement of Loss for the Years
            Ended March 31, 2004, 2003 and 2002                       F-4
          Consolidated Statement of Redeemable Common Stock
            And Nonredeemable Shareholders' Equity (Deficit) for
            the Years Ended March 31, 2004, 2003 and 2002             F-5
          Consolidated Statement of Cash Flows for the Years
            Ended March 31, 2004, 2003 and 2002                       F-6
          Notes to Consolidated Financial Statements                  F-7 - F-25

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

     21.1.1 List of Subsidiaries (Incorporated by reference to Exhibit 21.1.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000)

          (b) The Registrant filed the Following Reports on Form 8-K during the quarter ended March 31, 2004:

                         Date of Report                   Item Reported
                         --------------                   -------------
                        December 3, 2003                         5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EARTH SEARCH SCIENCES, INC.


                                             By /s/ Larry F. Vance
                                             ---------------------------
                                             Larry F. Vance
                                             Chairman
                                             Date: July 12, 2004



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                       Title
---------                       -----



/s/ Larry F Vance               Chairman and Director
-------------------------
Larry F. Vance
Date: July 12, 2004




/s/ Tami Story                  Corporate Secretary and Treasurer and Director
-------------------------
Tami J. Story
Date: July 12, 2003

                           EARTH SEARCH SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004



ASSETS
------
Current Assets
     Cash                                                          $     11,754
     Accounts receivable, net                                           109,243
     Other current assets                                                75,918
                                                                   ------------
Total Current Assets                                                    196,915
                                                                   ------------
Oil and gas properties, using successful
efforts accounting
     Proved properties                                                  255,422
     Unproved properties                                                330,671
                                                                   ------------
                                                                        586,093
     Less accumulated depletion                                        (175,217)
                                                                   ------------
     Net oil and gas properties                                         410,876
                                                                   ------------
     Other property and equipment, net                                  625,782
                                                                   ------------
TOTAL ASSETS                                                       $  1,233,573
                                                                   ============

LIABILITIES
-----------
Current Liabilities
     Current portion of notes payable                              $  1,208,622
     Capital lease obligation                                         3,623,897
     Deferred officers' compensation                                    240,000
     Accounts payable                                                 9,378,440
     Accrued expenses                                                   254,181
     Due to related parties                                             555,378
     Investor deposit                                                   377,215
                                                                   ------------
     Total Current Liabilities                                       15,637,733

Long Term Liabilities
     Deferred officers' compensation                                  2,743,326
     Notes payable less current portion                                 337,714
     Shareholder loans                                                1,205,193
                                                                   ------------
     Total liabilities                                               19,923,966

Commitments and contingencies                                                --

STOCKHOLDERS' DEFICIT
---------------------
Series A preferred stock; 200,000 shares
  authorized, issued and outstanding;
  liquidation preference $1,000,000                                          --
Common stock, $.001 par value; 200,000,000
  shares authorized; 194,305,708 shares
  issued and outstanding                                                194,306
Additional paid in capital                                           35,496,187
Treasury stock                                                         (200,000)
Accumulated deficit                                                 (54,180,886)
                                                                   ------------
                                                                    (18,690,393)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,233,573
                                                                   ============



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2004 AND 2003







                                                 2004                  2003
                                             ------------          ------------
Revenue                                      $    516,490          $    786,208
Cost of revenue                                  (670,008)              888,758
                                             ------------          ------------
Gross margin                                     (153,518)             (102,550)
                                             ------------          ------------
Expenses
     Asset impairment                           2,469,072             2,168,997
     General & administrative                     537,365             2,592,412
     Loss on debt renegotiations                  297,221                    --
                                             ------------          ------------
     Total Expenses                             3,303,658             4,761,409
                                             ------------          ------------
Loss from operations                           (3,457,176)           (4,863,959)
Other income (expenses)
     Interest income                                2,848                   627
     Interest expense                            (686,092)             (730,719)
                                             ------------          ------------
Loss before minority interest                  (4,140,420)           (5,594,051)
Minority interest in losses of
     consolidated subsidiaries                    279,891               239,867
                                             ------------          ------------
Net loss                                     $ (3,860,529)         $ (5,354,184)
                                             ============          ============

Basic and diluted loss per share             $       (.02)         $       (.03)
Weighted average common shares
     outstanding                              194,305,708           175,327,436








                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2004 AND 2003




                                                       Preferred Stock                              Common Stock
                                             ----------------------------------          ----------------------------------
                                                Shares                   $                  Shares                   $
                                             ------------          ------------          ------------          ------------
Balance at March 31, 2002                         200,000          $  1,000,000           158,775,576          $    158,776

Issuance of common stock for cash                      --                    --            15,148,210                15,149
Issuance of common stock for
     services rendered                                 --                    --             3,323,530                 3,323
Issuance of common stock for
     deferred compensation                             --                    --             3,574,273                 3,574
Issuance of common stock for loan
     and interest conversion                           --                    --             8,332,329                 8,332
Conversion of preferred stock for
     common stock                                (200,000)           (1,000,000)            1,000,000                 1,000
Issuance of shares for loan extension                                        --               300,000                   300
Non-cash compensation expense                          --                    --                    --                    --
Partial redemption                                     --                    --                    --                    --
Net loss                                               --                    --                    --                    --
                                             ------------          ------------          ------------          ------------
Balance at March 31, 2003                              --                    --           190,453,918               190,454

Issuance of common stock for
     services rendered                                 --                    --             3,851,790                 3,852
Stock option expense                                   --                    --                    --                    --
Net loss                                               --                    --                    --                    --
                                             ------------          ------------          ------------          ------------
Balance at March 31, 2004                              --          $         --           194,305,708          $    194,306
                                             ============          ============          ============          ============



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2004 AND 2003



                                              Additional
                                                Paid-in             Accumulated            Treasury
                                                Capital               Deficit                Stock                 Total
                                             ------------          ------------          ------------          ------------
Balance at March 31, 2002                    $ 32,697,066          $(44,966,173)             (200,000)          (11,310,331)

Issuance of common stock for cash                 425,836                    --                    --               440,985
Issuance of common stock for services
     rendered                                     141,497                    --                    --               144,820
Issuance of common stock for deferred
     compensation                                 437,304                    --                    --               440,878
Issuance of common stock for loan and
     interest conversion                          724,901                    --                    --               733,233
Conversion of preferred stock to
     common stock                                 999,000                    --                    --                    --
Issuance of shares for loan extension              26,700                    --                    --                27,000
Employee options vesting expense                   14,624                    --                    --                14,624
Partial redemption                                (16,990)                                                          (16,990)
Net loss                                               --            (5,354,184)                   --            (5,354,184)
                                             ------------          ------------          ------------          ------------
Balance at March 31, 2003                      35,449,938           (50,320,357)             (200,000)          (14,879,965)

Issuance of common stock for services
     rendered                                      42,370                    --                    --                46,222
Stock option expenses                               3,879                    --                    --                 3,879
Net loss                                               --            (3,860,529)                   --            (3,860,529)
                                             ------------          ------------          ------------          ------------
Balance at March 31, 2004                    $ 35,496,187          $(54,180,886)             (200,000)          (18,690,393)
                                             ============          ============          ============          ============










                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2004 AND 2003




                                                 2004                  2003
                                             ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $ (3,860,529)         $ (5,354,184)
Adjustments to reconcile net loss to
    cash used by operating activities:
Employee options vesting expense                    3,879                14,624
Common stock issued for services
    and interest expense                           46,222               171,820
Loss attributed to minority interest             (279,891)             (239,867)
Depreciation, amortization and depletion          369,324               594,646
Write off capitalized costs on oil
    and gas properties                                 --               616,784
Asset impairment                                2,469,072             1,552,211
Bad debt expense                                       --               814,895
Changes in assets and liabilities:
    Accounts receivable                            59,941               221,096
    Other current assets                          (39,797)               98,038
    Accounts payable and accrued expenses          92,705               241,684
    Accrued interest                              164,906               299,455
    Deferred officers compensation                398,837               386,631
                                             ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES            (575,331)             (582,167)
                                             ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                         (336,474)             (180,550)
    Proceeds from sale of interests in
    mineral properties                                 --               112,785
    Deposit on sale of fixed assets                    --               187,215
                                             ------------          ------------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                         (336,474)              119,450
                                             ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                     --               440,985
Proceeds from sale of common stock
    of subsidiaries                                    --               300,000
Proceeds from shareholder loans, net              562,500                23,363
Proceeds from liquidation of escrow                90,000
Repayments on notes payable                       (76,624)              (20,630)
                                             ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         575,876               743,718
                                             ------------          ------------
NET INCREASE (DECREASE) IN CASH                  (335,929)              281,001
CASH AT BEGINNING OF PERIOD                       347,682                66,681
                                             ------------          ------------
CASH AT END OF PERIOD                        $     11,753          $    347,682
                                             ============          ============



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2004 AND 2003





SUPPLEMENTAL CASH FLOW INFORMATION
                                                    Year ended March 31,
                                             ----------------------------------
                                                 2004                  2003
                                             ------------          ------------
Supplemental Cash flow information:
  Interest paid                              $    199,827          $    157,688

Non-cash financing and investing activities:
  Notes payable and interest converted into
    common stock                                       --               733,233
  Interest accrued on construction in
    progress                                           --               543,877
  Issuance of shares for deferred
    compensation                                       --               440,878

























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

All subsidiaries excepting Petro Probe became inactive during fiscal 2003.

The majority-owned Petro Probe, Inc. was formed to identify and develop hydrocarbon properties by utilizing ESSI's hyperspectral instruments, hydrocarbon geologists, and imagery processors. At March 31, 2004, Petro Probe, Inc. holds interests in seven oil and gas projects.

In fiscal 2004 and 2003, ESSI operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $258,000 and $384,000 to revenue in fiscal 2004 and 2003 respectively.

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

Based on the agreements for the working interests in oil and gas properties, ESSI will proportionately share in future revenues as well as future operating and drilling costs. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. In fiscal 2004 and 2003, $439,000 and $617,000 of prior year costs were impaired because profitable production had not yet been obtained in 5 of 7 properties.

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

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ESSI evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In fiscal 2004 and 2003, ESSI incurred asset impairments of $137,000 and $543,877, $439,000 and $617,000 on unsuccessful oil and gas properties in fiscal 2004 and 2003, $1,958,000 on the Probe, LC abandoned construction in progress in fiscal 2004, $900,000 on the Polyspectrum abandoned construction in progress in fiscal 2003, and $108,334 on Terranet computer equipment in fiscal 2003.

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

STOCK OPTIONS AND WARRANTS
ESSI accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. ESSI accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, ESSI recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if ESSI had applied the fair value provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                  2004                 2003
                                              ------------         ------------
     Net loss as reported                     $ (3,095,627)        $ (5,354,184)
     Less: stock based compensation
         determined under fair value-
         based method                                    0                    0
                                              ------------         ------------
         Pro forma net loss                   $ (3,095,627)        $ (5,534,184)
                                              ============         ============
         Basic and diluted net loss
            per common share:
            As reported                       $       (.02)        $       (.03)
         Pro forma                                    (.02)                (.03)


The weighted average fair value of the stock options granted during 2003 and 2003 was $.25. Variables used in the Black-Scholes option-pricing model include
(1) 4.0% interest rate in 2003, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 0% in 2003, and (4) zero expected dividends.

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

RECENTLY-ISSUED ACCOUNTING STANDARDS
ESSI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.


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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          March 31,
                                              ---------------------------------
                                                  2004                 2003
                                              ------------         ------------
         Mineral properties (A)               $    586,093         $    692,090
         ATM imagery database                           --              134,000
         Computers and software                         --              186,788
         Vehicles and equipment                  1,144,536            1,144,536
         Hyperspectral instruments (B)                  --            4,058,000
         Construction in progress (C)                   --                    -
                                              ------------         ------------
                                                 1,730,629            6,215,414
         Accumulated depreciation,
           amortization and depletion             (693,972)          (2,676,835)
                                              ------------         ------------
                                              $  1,036,657         $  3,538,579
                                              ============         ============

(A) In fiscal 2003, ESSI paid $150,000 for drilling on two existing properties and sold a portion of its interests to others on those two properties for $112,785.

         In fiscal 2001, one of the oil and gas properties with capitalized costs of about $250,000 began production. ESSI recognized $257,000 and $348,000 in revenue from that property in fiscal 2004 and 2003 respectively. Depletion was $30,208 and $51,760 in fiscal 2004 and 2003 respectively.

         In fiscal 2004 and 2003, ESSI wrote-off $ 439,732 and $616,786 respectively, of previously capitalized costs on properties that were determined to be uneconomical wells.

(B) This category is three hyperspectral instruments which originally cost $3,958,235. All instruments were fully impaired in fiscal 2003.

         The related debt as of March 31, 2004 is $3,623,896 and includes $873,896 of accrued interest. No lease payments have been made since June 2000, and the entire balance due is shown as a current liability.

(C) Fiscal 2001 construction costs related to the development of a remote sensing instrument and satellite. In fiscal 2002, ESSI's agreement with the ONR for the satellite was terminated and ESSI impaired $13,010,364 in such development costs. The $900,000 balance representing development costs of the second generation hyperspectral instrument was impaired in fiscal 2003.

NOTE 4 - OIL AND GAS INTERESTS

         Supplemental information (unaudited)
                                                                    Successful
         Capitalized costs relating to oil and gas                    Efforts
         producing activities at March 31, 2004                    ------------
           Unproved oil and gas properties                         $    330,671
           Proved oil and gas properties                                255,422
           Less accumulated depletion                                  (175,217)
                                                                   ------------
         Net capitalized costs                                     $    410,876
                                                                   ============
         Costs incurred in oil and gas producing
         activities for the years ended
         March 31, 2004 and 2003                        2004           2003
                                                    ------------   ------------
         Property acquisition costs
           Proved                                   $      5,803             --
           Unproved                                      330,671        439,472

         Results of operations for oil and gas
         producing activities for the years ended
         March 31, 2004 and 2003
           Oil and gas sales                        $    265,050   $    395,536
           Development Costs                              (7,403)       (23,355)
           Depletion                                     (30,208)       (51,760)
           Impairment                                   (439,472)      (646,545)
                                                    ------------   ------------
         Results of operations for oil and gas
         producing activities (excluding corporate
         overhead and financing costs)              $   (212,033)  $   (326,124)
                                                    ============   ============

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of ESSI's reserves. ESSI emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of ESSI's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                                                             2004                                       2003
                                              ---------------------------------          ---------------------------------
                                                   Oil                  Gas                   Oil                  Gas
                                                 (Bbls)                (Mcf)                (Bbls)                (Mcf)
                                              ------------         ------------          ------------         ------------
Proved developed and undeveloped reserves           18,283            9,700,000                17,000           20,100,000
  Revisions of previous estimates                       --           (2,655,220)               25,687                   --
  Production                                        (4,927)          (1,773,780)              (24,404)         (10,400,000)
                                              ------------         ------------          ------------         ------------
End of Year                                         13,356            5,271,000                18,283            9,700,000

Proved developed reserves
  Beginning of year                                 18,283            9,700,000                17,000           20,100,000
  End of year                                       13,356            5,271,000                18,283            9,700,000



Standardized measure of                                                2004                                       2003
discounted future net cash flows                                   ------------                               ------------
at March 31, 2004 and 2003                                         $    547,905                               $  1,260,247
  Future production costs                                               (23,097)                                   (53,119)
  Future development costs                                              (23,346)                                   (76,609)
  10% annual discount for estimated
    timing of cash flows                                                (79,799)                                  (273,674)
                                                                   ------------                               ------------
Standardized measure of discounted
future net cash flows relating to
proved oil and gas reserves                                        $    421,663                               $    856,845
                                                                   ============                               ============


The following reconciles the change in the standardized measure of discounted future net cash flows for fiscal 2004 and 2003

                                                                       2004                                       2003
                                                                   ------------                               ------------
Beginning of the year                                              $    856,845                               $  1,146,553
Sales of oil and gas, net of production
  Costs                                                                (257,647)                                  (372,180)
Net changes in prices and production
  Costs                                                                  30,022                                     17,960
Development costs incurred during the
  year which were previously estimated                                    7,403                                     23,355
Revisions of previous quantity estimates                               (161,697)                                    67,059
Net change in future estimated
  development costs                                                     (53,263)                                   (25,902)
                                                                   ------------                               ------------
End of year                                                        $    421,663                               $    856,845
                                                                   ============                               ============

NOTE 5 - NAVAL EARTHMAP OBSERVER (NEMO) PROJECT

In May 2002, ESSI received notification from the ONR indicating that the performance period for the agreement governing the NEMO project had ended. The related unpaid receivable of $814,895 as of March 31, 2003 has been fully reserved and no payments have been received since that date.

Included in accounts payable as of March 31, 2004 is $8,216,424 in unpaid accounts payable to NEMO subcontractors and vendors.


NOTE 6 - NOTES PAYABLE

Notes payable consists of the following:
                                                  2004                 2003
                                              ------------         ------------
Installment note payable with a balloon
  due June 15, 2004, secured by airplane,
  the hyperspectral sensor, and the
  producing oil and gas property, with
  interest at 15%, due in monthly
  installments of $18,011                     $  1,080,870         $  1,058,859

Installment note payable secured by
  producing oil and gas property, with
  interest at 15%, due in monthly
  installments of $6,929                           420,866                   --

Unsecured convertible promissory notes,
  delinquent, with interest at 12.5%                41,568               41,568

Other                                                3,033                3,033

Less:  current portion                          (1,208,622)            (108,417)
                                              ------------         ------------
                                              $    337,715         $    995,043
                                              ============         ============

In fiscal 2003, $733,233 of notes outstanding plus accrued interest were converted into common stock at the agreed upon conversion rates.


NOTE 7 - SHAREHOLDER LOANS

ESSI has financed its operations in part by funds received from advances by shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2004 and 2003, interest accrued on such advances aggregated $555,378 and $448,965 respectively, and has been included in accrued interest.


NOTE 8 - DEFERRED OFFICERS' COMPENSATION

Deferred compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, Chief Executive Officer, Chief Financial Officer and Secretary). ESSI recorded net deferred officer compensation, accrued payroll taxes and accrued interest of $400,116 and $(54,247) during fiscal 2004 and 2003, and included these amounts in general and administrative expenses. ESSI is accruing interest on the deferred compensation balances at a rate of 8.5%, compounded quarterly. ESSI is making full salary payments to the Chairman and CEO and Secretary/Treasurer as cash flow allows.

NOTE 9 - BUSINESS SEGMENT INFORMATION

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

                                                      Business Segment Information for Fiscal Year 2004

                                      Airborne
                                    Hyperspectral       Satellite        Oil and Gas         Other
                                      Services         Development       Properties        Industries         Combined
                                    ------------      ------------      ------------      ------------      ------------
Revenue                             $    258,843      $         --      $    257,647                --      $    516,490
                                    ============      ============      ============      ============      ============
Operating Income (Loss)             $ (3,316,796)     $     (1,676)     $   (138,703)               --      $ (3,457,657)
                                    ============      ============      ============      ============      ============

Interest income                            2,556               292                --                --             2,848
Interest expense                        (686,080)              (12)               --                --          (686,092)
Loss from continuing operations
  before income taxes and
  minority interest                           --                --                --                --        (4,140,420)
Total Assets at 3/31/04             $    735,067      $     24,946      $    473,560                --      $  1,233,573
                                    ============      ============      ============      ============      ============
Depreciation and amortization
  for the period ended 3/31/04      $    339,116      $         --      $     30,208                --      $    369,324
                                    ============      ============      ============      ============      ============
Capital expenditures for the
  period ended 3/31/04              $         --      $         --      $    336,474                --      $    336,474
                                    ============      ============      ============      ============      ============




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
                                    ============      ============      ============      ============      ============

NOTE 10 - INCOME TAXES

The Company recorded no provision for income taxes in fiscal 2004 and 2003 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                       March 31,
                                            ------------------------------
                                                2004              2003
                                            ------------      ------------
Net operating loss carryforwards            $ 15,364,448      $ 13,445,538
Other net deferred tax assets                  1,158,986         1,158,986
                                            ------------      ------------
Gross deferred tax assets                     16,523,434        14,604,524
Deferred tax assets valuation allowance      (16,523,434)      (14,604,524)
                                            ------------      ------------
                                            $         --      $         --
                                            ============      ============

The deferred tax asset has been fully reserved because ESSI cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The Company has net tax operating loss carryforwards at March 31, 2004 of approximately $47,000,000. Such carry forwards may be used to offset taxable income, if any, in future years through their expiration in 2003 through 2022. The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the Company's ownership as defined by section 382 of the Internal Revenue Code, which may occur in the future. Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.


NOTE 11 - OFFICER AND DIRECTOR STOCK OPTIONS

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

Prior to fiscal 2002, ESSI granted two individuals a combined total of 1,687,500 stock options, which vest after certain pre-established performance criteria have been met. As of March 31, 2004, the Board had not determined the criteria. Therefore, these options are considered to be non-vested.

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
                                             Shares
                                              under           Weighted-average
                                             option            exercise price
                                          -----------            ----------
         Balance, March 31,2000            34,350,000            $     0.83
            Options granted                 4,750,000                  0.49
            Options cancelled              (4,500,000)                 0.46
            Options exercised              (8,787,000)                 0.27
                                          -----------            ----------
         Balance, March 31,2001            25,813,000                  1.01
            Options granted                        --                    --
            Options cancelled             (1,875,000)                  0.50
            Options exercised                      --                    --
                                          -----------            ----------
         Balance, March 31,2002            23,938,000                  1.05
            Options granted                   700,000                  0.25
            Options cancelled              (1,500,000)                 0.30
            Options exercised                      --                    --
                                          -----------            ----------
         Balance, March 31, 2003           23,138,000                  1.07
            Options granted                        --                    --
            Options cancelled              (1,162,500)                 0.57
            Options exercised                      --                    --
                                          -----------            ----------
         Balance, March 31, 2004           21,975,500                  1.07
                                          ===========            ==========

The weighted average per share fair value of options granted during fiscal years 2003 was $0.25.


NOTE 12 - SHAREHOLDERS' EQUITY

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


NOTE 13 - WARRANTS

STOCK WARRANTS
In conjunction with the equity line, ESSI issued warrants in fiscal 2002 to the investor to purchase 1,500,000 shares of ESSI's common stock for 5 years at a price equal to the lesser of 95% of an average stock price after the definitive documents were signed or 95% of the market price at the date of effectiveness of the registration statement. ESSI determined the estimated fair value of these warrants to be immaterial, and, as such, did not record the deferred financing cost asset. Additional warrants up to 1,500,000 will be issued pro rata as the equity line is used. The price of these additional warrants will be based on the market price immediately following sale to the investor. There has been no additional activity for fiscal 2004.


NOTE 14 - COMMITMENT AND CONTINGENCIES

OPERATING RENT
Future minimum rental payments and sublease rental income to be received under non-cancelable leases with initial terms in excess of one year are as follows at March 31, 2004:
                       2005         $   76,800
                       2006             25,600
                                    ----------
                                    $  102,400
                                    ==========

Rental expense for office space included in operations for fiscal 2004 and 2003 is $76,800. In fiscal 2001, the Company entered into a lease for its office in Kalispell, Montana. The lease is with two officers of ESSI and is for a term of 5 years with minimum monthly payments of $6,400.

LITIGATION
In November 2000, a lawsuit was filed against ESSI by a vendor. The vendor alleges that ESSI has not paid them 500,000 shares of ESSI's stock, which it is owed pursuant to a written contract between the vendor and ESSI in which the vendor agreed to perform certain services for the Company in return for cash and ESSI's common stock. The relief sought by the vendor in the lawsuit includes significant compensatory and punitive damages; however, ESSI believes that it will be able to settle the lawsuit for less than the relief sought. ESSI has recorded a contingency loss accrual of $185,000. It is management's opinion that the loss accrual is their best estimate of the potential liability and associated legal costs of the dispute. ESSI filed counterclaims in May 2002 and there has been no activity since that date.

                           INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Earth Search Sciences, Inc.
   Houston, Texas

We have audited the accompanying balance sheets of Earth Search Sciences, Inc. as of March 31, 2004, and the related statements of expenses, stockholders' deficit, and cash flows for each of the years ended March 31, 2004 and 2003. These financial statements are the responsibility of ESSI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences, Inc., as of March 31, 2004, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that ESSI will continue as a going concern. As shown in the financial statements, ESSI's gross revenues dropped from $786,000 to $516,490 from fiscal 2003 to fiscal 2004, ESSI incurred a net loss of $3,095,627 during fiscal 2004, and as of March 31, 2004, ESSI's current liabilities exceeded its current assets by $15,411,835. These factors, among others, as discussed in note 2 to the financial statements, raise substantial doubt about ESSI's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

July 12, 2004