Form 10QSB
period 2004-06-30
EARTH SEARCH SCIENCES INC
filed 2004-08-16
CIK 752634

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2004
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2004, covered by this report: 194,305,708 shares. The registrant has only one class of common stock.


================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2004

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE
                                                                          ----

            Consolidated Balance Sheets as of June 30, 2004               3

            Consolidated Statements of Operations for the Three
              Months Ended June 30, 2004 and 2003 (unaudited).            4

            Consolidated Statements of Cash Flows for the Three
              Months Ended June 30, 2004 and 2003 (unaudited).            5

            Selected Notes to Consolidated Financial Statements.          6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7-9


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

Earth Search Sciences, Inc.
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                  June 30, 2004
                                                                   (unaudited)
                                                                   ------------
Assets
Current assets:
    Cash                                                           $     18,053
    Accounts receivable, net                                             57,332
    Other current assets                                                 64,833
                                                                   ------------
Total current assets                                                    140,218
Property and equipment, net                                           1,007,072
                                                                   ------------
Total assets                                                       $  1,147,290
                                                                   ============
Liabilities
Current liabilities:
    Current portion of notes payable                               $  1,152,893
    Capital lease obligation                                          3,666,747
    Deferred officers' compensation                                      60,000
    Account payable                                                   9,417,432
    Accrued expenses                                                    266,800
    Accrued interest                                                    597,980
    Investor deposit                                                    377,215
    Account payable to related parties                                   16,238
                                                                   ------------
Total current liabilities                                            15,555,305

Long Term Liabilities
    Deferred officers' compensation                                   3,026,223
    Shareholder loans                                                 1,254,193
    Notes payable less current portion                                  373,148
                                                                   ------------
Total liabilities                                                    20,208,869
                                                                   ------------
Commitments and contingencies
    Series A preferred stock; 200,000 shares authorized,
     issued and outstanding; liquidation preference $1,000,000             --
    Common stock, $.001 par value; 200,000,000 shares
     authorized; 194,305,708 shares, issued and outstanding             194,306
    Additional paid-in capital                                       35,496,187
    Treasury stock                                                     (200,000)
    Accumulated deficit                                             (54,552,072)
                                                                   ------------
                                                                    (19,061,579)
                                                                   ------------
Total liabilities and shareholders' deficit                        $  1,147,290
                                                                   ============

Earth Search Sciences, Inc.
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                   For the Three Months
                                                        Ended June 30,
                                              ---------------------------------
                                                   2004                2003
                                              ------------         ------------

Revenue                                       $     61,765         $    165,600
Costs of revenue                                      --                  1,126
                                              ------------         ------------
Gross margin (deficit)                              61,765              164,474
Expenses
    General and administrative                     253,501              407,445
    Stock option expense                              --                  3,656
    Loss on debt renegotiation                        --                297,221
                                              ------------         ------------
    Total Expense                                  253,501              708,322

Loss from operations                              (191,736)            (543,848)
Other income (expense)
 Interest income                                      --                    136
 Interest expense                                 (179,450)            (154,742)
                                              ------------         ------------
Loss before minority interest                     (371,186)            (698,454)
Minority interest in losses of
  consolidated subsidiaries                           --                 25,923
                                              ------------         ------------
Net loss                                      $   (371,186)        $   (672,531)
                                              ============         ============
Basic and diluted loss per share              $      (0.00)        $      (0.00)
Weighted average common shares outstanding     194,305,708          190,453,918

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                      For the Three Months
                                                          Ended June 30,
                                                  -----------------------------
                                                     2004               2003
                                                  ----------         ----------
Cash flows from operating activities:
Net loss                                          $ (371,187)        $ (672,531)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock option expense                                    --                3,656
Depreciation, amortization and depletion              29,586            142,484
Loss on debt renegotiation                              --              297,221
Changes in assets and liabilities
   Accounts receivable                                51,912            (41,597)
   Other current assets                               11,086            (43,544)
   Accounts payable and accrued expenses             110,450              5,766
   Accrued interest                                   85,748             68,458
   Deferred officers' compensation                    60,000             97,797
   Unearned revenue                                     --               84,820
                                                  ----------         ----------
Net cash used in operating activities                (22,405)           (83,393)
                                                  ----------         ----------
Cash flow from investing activities:
   Capital expenditures                                 --               (5,803)
                                                  ----------         ----------
Net cash used in investing activities                   --               (5,803)
                                                  ----------         ----------
Cash flows from financing activities:
  Repayments on notes payable                        (20,295)           (28,334)
  Proceeds from shareholder loans, net                49,000             98,000
                                                  ----------         ----------
Net cash provided by financing activities             28,705             66,666
                                                  ----------         ----------
Net increase in cash                                   6,300            (19,530)
Cash at beginning of period                           11,753            347,682
                                                  ----------         ----------
Cash at end of period                             $   18,053         $  328,152
                                                  ==========         ==========

Non-cash activities:
  Reduction of accounts payable for
     interest in mineral properties               $     --           $  142,251
  Reduction in mineral properties for
     relief of accounts payable                         --              439,472

                           EARTH SEARCH SCIENCES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

NOTE 2 - NOTES PAYABLE

In May 2004, ESSI was granted an extension from June 15, 1004 to October 15, 2004 on a note payable. On October 15, 2004, the balance and accrued interest of approximately $1,050,000 will be due. In order to obtain the extension, ESSI agreed to pay a third party broker 500,000 shares of preferred stock valued at $10,000 to arrange the extension. To date, the stock has not been issued, and is classified as a payable.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Historically ESSI's core business has been focused on collecting and processing hyperspectral data for custom jobs and various types of clients. Most of these have been smaller jobs where the client is still experimenting with the use of hyperspectral data. The commercial side of providing image collection and corresponding processing services to hyperspectral customers has not developed as industry advisors predicted.

However, as the remote sensing business grew and new clients were attracted, the company realized that opportunity existed in using the technology to discover properties for mineral and hydrocarbon exploitation. It was a natural growth step to create a strategy of developing subsidiary companies in key natural resource markets wherein exploration discoveries could be maximized by associated "in-house" exploitation practices. The company is actively pursuing these avenues in the mineral and oil and gas industries.

At this point, ESSI has also succeeded in generating revenue from its involvement in oil and gas exploration and exploitation. Currently earning approximately $250,000 to $275,000 per year in revenue, the company's wholly owned (98%) subsidiary, Petro Probe is very active in new drilling programs and acquisition of properties and is expected to make a major contribution to the company's business plan.

The higher oil prices in 2004, along with higher demand for basic minerals, has spurred new interest in the Company's holdings and exploration technology improvements. As the Company continues with its re-incorporation, announcements will be forthcoming.

The Company recognized revenue of $61,765 in the first quarter of 2005 compared with $165,600 in the first quarter of 2004. Included in the first quarter of 2005 is $61,765 in revenue from Oil and Gas Properties compared to $160,600 in revenue in the first quarter of 2004.

Except for fractional ownership and several wells on oil and gas producing properties, ESSI has no other active operations at this time.

The Company recognized cost of revenue of $0 in the first quarter of 2005 compared with $1,126 in the first quarter of 2004.

General and administrative expenses for the first quarter of 2005 were $253,501 compared with $407,446 in the first quarter of 2004.

Interest expense for the three months ended June 30, 2004 and 2003 was $179,450 and $154,742, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash increased in the first quarter of 2004 due to proceeds from the sale of the Company's common stock under the equity line agreement, sales of subsidiary common stock, sale of portion of mineral properties less expenditures and operating losses. Capital expenditures in the first quarter of 2003 were primarily expenditures for the Company's oil and gas properties and computer related assets.

Net cash used in operating activities was $22,405 for the three months ended June 30, 2004 resulting primarily from a net loss of $371,186 net of certain non-cash expenses. Net cash used in operating activities was $83,393 for the three months ended June 30, 2003, resulting primarily from a net loss of $672,531 net of certain non-cash expenses.

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

FUTURE OPERATIONS
-----------------

In the future, the Company intends to continue with its efforts to establish subsidiary companies that are capable of driving demand for hyperspectral services in a particular industry. This is in addition to attending to the core business segment of hyperspectral services, including surveying and processing, to third parties in the mineral, hydrocarbon, forestry and environmental areas.

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

The Company's long-term strategic plan is to create partnerships, strategic alliances, mergers or acquisitions in the above directions as the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing collections and services The Company's near-term plans are to continue pursuing:

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

The new Board of Directors members recognize the need to address this situation and thus have continued to create an environment for:

     (1)  strategic partners and joint venture participants
     (2)  attracting new management talent to the organization
     (3)  examining refinancing issues.

The Company believes the future of remote sensing is to integrate satellite, airborne and handheld remote sensing information from various remote sensing instruments including hyperspectral instruments. This integration of remote sensing information from different sources is already occurring and will continue to define the roadmap for the future of the remote sensing industry. Hand in hand with this industry evolution will be the development of micro and nano technology applications to instrumentation. The Company is actively developing R&D in this area.

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

                                              EARTH SEARCH SCIENCES, INC.



Date: August 16, 2004                         /s/  Larry F Vance
                                              ----------------------------------
                                              Chief Executive Officer