Form 10QSB
period 2004-09-30
EARTH SEARCH SCIENCES INC
filed 2004-11-12
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:     SEPTEMBER 30, 2004
                           Commission File No. 0-19566




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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2004, covered by this report: 195,105,708 shares. The registrant has only one class of common stock.

================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2004

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE

         Consolidated Balance Sheet as of September 30, 2004 ..............    3

         Consolidated Statements of Operations for the Three and Six
           Months Ended September 30, 2004 and 2003 (unaudited) ...........    4

         Consolidated Statements of Cash Flows for the Three and Six
           Months Ended September 30, 2004 and 2003 (unaudited) ...........    5

         Selected Notes to Consolidated Financial Statements ..............    6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ........................................  7-8





                                     PART II
                                     -------

                           OTHER INFORMATION REQUIRED
                           --------------------------


Item 1.  Legal Proceedings ................................................    9
Item 2.  Changes in Securities ............................................    9
Item 3.  Defaults Upon Senior Securities ..................................    9
Item 4.  Submission of Matters of a Vote of Security Holders ..............    9
Item 5.  Other information ................................................    9
Item 6.  Exhibits and Reports on Form 8-K .................................    9

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEET
===============================================================================

                                                                   September 30,
                                                                       2004
                                                                    (unaudited)
                                                                   ------------
ASSETS
Current assets:
    Cash                                                           $     10,478
    Accounts receivable, net                                            149,335
                                                                   ------------
Total current assets                                                    159,813

Loan costs                                                               39,083

Property and equipment, net of $756,866 accumulated
depreciation and amortization                                         1,052,035
                                                                   ------------
Total assets                                                       $  1,250,931
                                                                   ============
Liabilities
Current liabilities:
    Current portion of notes payable                               $  1,138,464
    Capital lease obligation                                          3,709,692
    Deferred officers' compensation                                     120,000
    Account payable                                                   9,550,623
    Accrued expenses                                                    293,157
    Accrued interest                                                    628,723
    Investor deposit                                                    377,215
    Accounts payable to related parties                                  16,850
                                                                   ------------
Total current liabilities                                            15,834,724

Long Term Liabilities
    Deferred officers' compensation                                   3,070,395
    Shareholder loans                                                 1,326,293
    Notes payable less current portion                                  361,677
                                                                   ------------
Total liabilities                                                    20,593,089
                                                                   ------------
Commitments and contingencies
 Stockholders' deficit
    Series A preferred stock; 200,000 shares authorized, none
       Issued and outstanding; liquidation preference $1,000,000
    Common stock, $.001 par value; 200,000,000 shares
       authorized; 195,105,708 shares, issued and outstanding           195,106
    Additional paid-in capital                                       35,502,587
    Treasury stock                                                     (200,000)
    Accumulated deficit                                             (54,839,851)
                                                                   ------------
                                                                    (19,342,158)
                                                                   ------------
Total liabilities and shareholders' deficit                        $  1,250,931
                                                                   ============

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
================================================================================

                                                 Three Months                     Six Months
                                             Ended September 30,             Ended September 30,
                                         ----------------------------    ----------------------------
                                             2004            2003            2004            2003
                                         ------------    ------------    ------------    ------------
Revenue                                  $    202,252    $     78,576    $    264,016    $    244,176
Costs of revenue                                   --          24,426              --          25,552
                                         ------------    ------------    ------------    ------------
Gross margin
                                              202,252          54,150         264,016         218,624
Expenses
    General and administrative                322,177         473,339         575,678         880,784
    Stock option expense                           --             224              --           3,880
    Loss on debt renegotiation                     --              --              --         297,221
                                         ------------    ------------    ------------    ------------
    Total Expense                             322,177         473,563         575,678       1,181,885
                                         ------------    ------------    ------------    ------------

Loss from operations                         (119,925)       (419,413)       (311,662)       (963,261)
Other income (expense)
    Interest income                                --           2,631              --           2,767
    Interest expense                         (167,855)       (187,740)       (347,305)       (342,482)
                                         ------------    ------------    ------------    ------------
Loss before minority interest                (287,780)       (604,522)       (658,967)     (1,302,976)
Minority interest in losses of
  consolidated subsidiaries                        --          23,766              --          49,689
                                         ------------    ------------    ------------    ------------
Net loss                                 $   (287,780)   $   (580,756)   $   (658,967)   $ (1,253,287)
                                         ============    ============    ============    ============

Basic and diluted loss per share         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)

Weighted average common                   194,559,955     190,453,918     194,434,597     190,453,918

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
===============================================================================

                                                           Six Months
                                                        Ended September 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Cash flows from operating activities:
Net loss                                           $   (658,967)   $ (1,253,287)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock option expense                                         --           3,880
Common stock issued for services                          7,200              --
Loss attributed to minority interest                         --         (49,689)
Depreciation, amortization and depletion                 83,370         283,741
Loss on debt renegotiation                                   --         297,221
Changes in assets and liabilities
   Accounts receivable                                  (16,102)         12,153
   Other current assets                                      --         (71,969)
   Accounts payable and accrued expenses                301,355          32,351
   Accrued interest                                     172,865         137,299
   Deferred officers' compensation                      120,000         196,868
   Unearned revenue                                          --          84,820
                                                   ------------    ------------
Net cash provided by (used in) operating activities       9,721        (326,612)
                                                   ------------    ------------
Cash flow from investing activities:
   Capital expenditures                                 (85,902)       (259,676)
                                                   ------------    ------------
Net cash used in investing activities                   (85,902)       (259,676)
                                                   ------------    ------------
Cash flows from financing activities:
   Repayments on notes payable                          (46,195)        (42,131)
   Proceeds from notes payable                               --         429,500
   Release of escrow on note payable                         --          90,000
   Proceeds from shareholder loans, net                 121,100         133,000
                                                   ------------    ------------
Net cash provided by financing activities                74,905         610,369
                                                   ------------    ------------
Net increase (decrease) in cash                          (1,276)         24,081

Cash at beginning of period                              11,754         347,682
                                                   ------------    ------------
Cash at end of period                              $     10,478    $    371,763
                                                   ============    ============

Non-cash activities:
   Reduction of accounts payable for interest in
   mineral properties                              $         --    $    142,251

   Reduction in mineral properties for relief of
   accounts payable                                          --         439,472

                           EARTH SEARCH SCIENCES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2004 as reported in the 10-KSB have been omitted.


NOTE 2 - SHAREHOLDER LOANS

In the six months ended September 30, 2004, a shareholder loaned ESSI $121,100. The loans are due on demand, bear 10 percent annual interest and have no collateral.


NOTE 3 - NOTES PAYABLE

In May 2004, ESSI was granted an extension from June 15, 1004 to October 15, 2004 on a note payable. In order to obtain the extension, ESSI agreed to pay a third party broker 500,000 shares of preferred stock valued at $10,000. To date, the stock has not been issued, and is classified as a payable.

In September 2004, ESSI was granted an extension from October 15, 2004 to January 15, 2005 on this same note payable. On January 15, 2005, the balance and accrued interest of approximately $1,035,000 will be due.


NOTE 4 - COMMON STOCK FOR SERVICES AND INTEREST EXPENSE

In August 2004, ESSI issued 800,000 shares to directors for prior service valued at $7,200.

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

The Company recognized revenue of $202,252 in the second quarter of fiscal 2005 compared with $78,576 in the second quarter of fiscal 2004. Included in the second quarter of fiscal 2005 is $121,706 in revenue from Oil and Gas Properties compared to $78,576 in revenue in the second quarter of fiscal 2004.

The Company recognized cost of revenue of $0 in the second quarter of fiscal 2005 compared with $24,426 in the second quarter of fiscal 2004.

General and administrative expenses for the second quarter of fiscal 2005 were $322,177 compared with $473,563 in the second quarter of fiscal 2004.

Interest expense for the three months ended September 30, 2004 and 2003 was $167,855 and $187,740, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash increased in the first quarter of fiscal 2004 due to proceeds from the sale of the Company's common stock under the equity line agreement, sales of subsidiary common stock, sale of portion of mineral properties less expenditures and operating losses.

Net cash provided by operating activities was $9,271 for the three months ended September 30, 2004. Net cash used in operating activities was $326,612 for the three months ended September 30, 2003, resulting primarily from a net loss of $1,253,287 net of certain non-cash expenses.

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

     (1) strategic partners and joint venture participants to support the subsidiary companies
     (2)  attracting new management talent to these organizations
     (3)  supportive refinancing issues.
     (4)  Developing micro and nano technology applications to instrumentation

To achieve this viable business model, the Board of Directors also recognized that it was critical to re-organize the structure of the Company to allow for refinancing to take place. This has entailed the filing of a 14-C document with the Security and Exchange Commission to define a re-incorporation from the state of Utah to the state of Nevada.

Integral to the re-incorporation is a new stock structure in which a reverse stock split is planned. It is also planned to introduce specific mergers and/or acquisitions to the subsidiary companies to add value to the Company's stock.

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

                                            EARTH SEARCH SCIENCES, INC.



Date:    November 10, 2004                  /s/  Larry F Vance
                                            ------------------------------------
                                            Chief Executive Officer