Form 10QSB
period 2004-12-31
EARTH SEARCH SCIENCES INC
filed 2005-02-14
CIK 752634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: DECEMBER 31, 2004
                           Commission File No. 0-19566






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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004, covered by this report: 487,764 shares. The registrant has only one class of common stock.

================================================================================

                           EARTH SEARCH SCIENCES, INC.

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 2004

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE
                                                                            ----
         Consolidated Balance Sheet as of December 31, 2004                    3

         Consolidated Statements of Operations for the Three and Nine
           Months Ended December 31, 2004 and 2003 (unaudited).                4

         Consolidated Statements of Cash Flows for the Three and Nine
           Months Ended December 31, 2004 and 2003 (unaudited).                5

         Selected Notes to Consolidated Financial Statements.                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           7-9




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

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                 December 31, 2004
                                                                    (unaudited)
                                                                   ------------
Assets
Current assets:
    Cash                                                           $     11,796
    Accounts receivable, net                                            103,395
    Other current assets                                                 37,997
                                                                   ------------
Total current assets                                                    153,188
Property and equipment, net of $790,453 accumulated
 depreciation and amortization                                        1,018,448
                                                                   ------------
Total assets                                                       $  1,171,636
                                                                   ============
Liabilities
Current liabilities:
    Current portion of notes payable                               $  1,123,268
    Capital lease obligation                                          3,756,028
    Deferred officers' compensation                                     180,000
    Account payable                                                   9,570,253
    Accrued expenses                                                    309,487
    Accrued interest                                                    659,414
    Investor deposit                                                    377,215
    Accounts payable to related parties                                  26,732
                                                                   ------------
Total current liabilities                                            16,002,397

Long Term Liabilities
    Deferred officers' compensation                                   3,115,842
    Shareholder loans                                                 1,324,293
    Notes payable less current portion                                  355,915
                                                                   ------------
Total liabilities                                                    20,798,447
                                                                   ------------
Commitments and contingencies
Stockholders' deficit
    Series A preferred stock; 200,000 shares authorized,
    none Issued and outstanding; liquidation preference
    $1,000,000 Common stock, $.001 par value;
    200,000,000 shares authorized; 487,764 shares,
    issued and outstanding                                                  488
    Additional paid-in capital                                       35,697,205
    Treasury stock                                                     (200,000)
    Accumulated deficit                                             (55,124,504)
                                                                   ------------
                                                                    (19,626,811)
                                                                   ------------
Total liabilities and shareholders' deficit                        $  1,171,636
                                                                   ============

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                             Three Months                     Nine Months
                                          Ended December 31,               Ended December 31,
                                    -----------------------------     -----------------------------
                                        2004             2003             2004             2003
                                    ------------     ------------     ------------     ------------
Revenue                             $    116,231     $    115,364     $    380,247     $    359,540
Costs of revenue                              --               --               --           25,552
                                    ------------     ------------     ------------     ------------
Gross margin                             116,231          115,364          380,247          333,988
Expenses
    General and administrative           222,667          419,552          798,345        1,300,336
    Stock option expense                      --               --               --            3,880
    Loss on debt renegotiation                --               --               --          297,221
                                    ------------     ------------     ------------     ------------
    Total Expense                        222,667          419,552          798,345        1,601,437
                                    ------------     ------------     ------------     ------------


Loss from operations                    (106,436)        (304,188)        (418,098)      (1,267,449)
Other income (expense)
    Interest income                           --               64               --            2,831
    Interest expense                    (178,217)        (158,176)        (525,521)        (500,658)
                                    ------------     ------------     ------------     ------------
Loss before minority interest           (284,653)        (462,300)        (943,619)      (1,765,276)

Minority interest in losses of
    consolidated subsidiaries                 --           24,475               --           74,164
                                    ------------     ------------     ------------     ------------
Net loss                            $   (284,653)    $   (437,825)    $   (943,619)    $ (1,691,112)
                                    ============     ============     ============     ============

Basic and diluted loss per share    $      (0.58)    $      (0.92)    $      (1.93)    $      (3.55)

Weighted average common                  487,764          476,135          487,764          476,135

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Nine Months
                                                              Ended December 31,
                                                       -----------------------------
                                                           2004             2003
                                                       ------------     ------------
Cash flows from operating activities:
Net loss                                               $   (943,619)    $ (1,691,112)
Adjustments to reconcile net loss to net cash used
in operating activities:

Depreciation, amortization and depletion                    118,043          418,470
Common stock for services and interest expense                7,200               --
Stock option expense                                             --            3,880
Loss attributed to minority interest                             --          (74,164)
Loss on debt renegotiation                                       --          297,221
Changes in assets and liabilities
   Accounts payable and accrued expenses                    377,887           73,972
   Accrued interest                                         264,648          206,418
   Deferred officers' compensation                          180,000          297,215
   Accounts receivable                                       29,838          (18,261)
   Other current assets                                          --          (56,969)
   Unearned revenue                                              --           84,820
                                                       ------------     ------------
Net cash provided by (used in) operating activities          33,997         (458,510)
                                                       ------------     ------------
Cash flow from investing activities:

   Capital expenditures                                     (85,902)        (259,676)
                                                       ------------     ------------
Net cash used in investing activities                       (85,902)        (259,676)
                                                       ------------     ------------
Cash flows from financing activities:
   Proceeds from shareholder loans, net                     119,100          133,000
   Proceeds from notes payable                                   --          429,500
   Release of escrow on note payable                             --           90,000
   Repayments on notes payable                              (67,153)         (59,482)
                                                       ------------     ------------
Net cash provided by financing activities                    51,947          593,018
                                                       ------------     ------------
Net increase in cash                                             42         (125,168)
Cash at beginning of period                                  11,754          347,682
                                                       ------------     ------------
Cash at end of period                                  $     11,796     $    222,514
                                                       ============     ============

Non-cash activities:
   Reduction of accounts payable for interest in
   mineral properties                                  $         --     $    142,251

   Reduction in mineral properties for relief of
   accounts payable                                              --          439,472

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


NOTE 2 - SHAREHOLDER LOANS

In the nine months ended December 31, 2004, a shareholder loaned ESSI $126,100. As of December 31, 2004, $7,000 has been repaid, leaving a balance due of $119,100. The loans are due on demand, bear 10 percent annual interest and have no collateral.


NOTE 3 - NOTES PAYABLE

In December 2004, ESSI was granted an extension from January 15, 2004 to April 15, 2005 on a note payable. On January 15, 2005, the balance and accrued interest of approximately $1,025,000 will be due.


NOTE 4 - COMMON STOCK FOR SERVICES AND INTEREST EXPENSE

In August 2004, ESSI issued 2,000 shares to directors for prior services valued at $7,200.


NOTE 5 - EQUITY

On December 23, 2004, ESSI reduced its outstanding common shares with a 1 for 400 reverse stock split. All references to common stock in the financial statements reflect the reverse split.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

The company has completed a re-incorporation in the last quarter. This development in the company's history was a result of successfully surviving a tumultuous stage of growth as an emerging technology business. The new trading symbol is "ESSE".

Historically ESSI's core business has been focused on collecting and processing hyperspectral data for custom jobs and various types of clients. Most of these have been smaller jobs where the client is still experimenting with the use of hyperspectral data and ESSI's role is that of a demonstrator and mentor. However, the commercial side of providing image collection and corresponding processing services to a wide range of hyperspectral customers has followed a longer development curve than most industry advisors predicted.

At the same time the technology was very appealing to scientific and government institutions and major industry leaders in mineral exploration. Besides attracting the US Government to its technology capabilities in those years, the company was completing a commercial contract in the mineral industry with one of the world's largest mining companies, Noranda Minerals of Canada. It was at this juncture of tremendous growth and new market stabilization that the company realized would be difficult to succeed long-term without a financial and organizational re-structuring from a resource and capital standpoint.

The company had discovered that opportunity existed in using its hyperspectral technology to discover properties for mineral and hydrocarbon exploitation. It was a natural growth step for ESSI to create a strategy of developing subsidiary companies in key natural resource markets wherein exploration discoveries could be maximized by associated "in-house" exploitation practices. The company decided to actively pursue these avenues in the various natural resource industries. This strategy would require a total restructuring and re-incorporation of the company to move forward in this direction.

As events in recent years bear out, it has been the resurgence in the mineral and oil & gas industries that has attracted tremendous new exploration investment capital and as a result, new exploration technologies. This has given ESSI the ability to seek new joint venture and partnership opportunities in these industries. The re-incorporation has provided the company with new financial avenues in order to accomplish these goals.

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

The higher oil prices in 2004, along with higher demand for basic minerals, has spurred new interest in the Company's holdings and exploration technology improvements. The company was able to attract interest from individuals representing new exploration technologies that, integrated with hyperspectral remote sensing, would truly present a competitive advantage. As the Company continues with its post re-incorporation, announcements will be forthcoming.

The Company recognized revenue of $380,247 in the nine months ended December 31, 2004 compared with $359,540 in nine months ended December 31, 2003. Included in the nine months ended December 31, 2004 is $174,622 in revenue from Oil and Gas Properties compared to $239,176 in revenue during the nine months ended December 31, 2003.

The Company recognized cost of revenue of $0 in the nine months ended December 31, 2004 compared with $0 in the nine months ended December 31, 2003.

General and administrative expenses for the nine months ended December 31, 2004 were $798,343 compared with $1,300,336 in the nine months ended December 31, 2003.

Interest expense for the three months ended December 31, 2004 and 2003 was $178,217 and $158,176, respectively.

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

Net cash provided by operating activities was $33,997 for the nine months ended December 31, 2004. Net cash used in operating activities was $458,510 for the nine months ended December 31, 2003, resulting primarily from a net loss of $1,691,112 net of certain non-cash expenses.

The Company is experiencing working capital deficiencies because of operating losses and capital expenditures. The Company and its subsidiaries have operated with funds received from the sale of common stock, the issuance of notes and operating revenue. The ability of the Company to continue as a going concern is dependent upon continued debt or equity financings until or unless the Company is able to generate cash flows to sustain ongoing operations. The Company plans to increase the number of revenue producing services through the use of additional hyperspectral instruments and thereby continue as a going concern. ESSI has also engaged the services of financial consultants, Kings Pointe Capital, to assist in this regard.

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

Each subsidiary will focus on a specific sector of commercial remote sensing and have a management team with relevant skills and expertise. The Company will provide a license for each subsidiary, provide use of the Company's hyperspectral instruments, processing support, and marketing and management support to each subsidiary. This strategy creates a ready market for the Company, as well as positioning the Company to receive a royalty from any resource development that occurs as a result of the subsidiaries' use of the Company's instruments and technology. Additional capital will be raised for each subsidiary by means of private placements or public offerings.

The Company's long-term strategic plan is to create partnerships, strategic alliances, mergers or acquisitions in the above directions as the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing collections and services

As the Company begins its re-incorporation as a Nevada registered entity, the new Board of Directors members recognize the need to support this strategy wholeheartly and thus have continued to create an environment for:

     (1) strategic partners and joint venture participants to support the subsidiary companies

     (2)  attracting new management talent to these organizations

     (3)  supportive refinancing issues.

     (4) Developing and continuing an industry leadership position with second generation instrumentation and hyper-data processing research and testing.

To achieve this viable business model, the Board of Directors supported the filing of a 14-C document with the Securities and Exchange Commission to define the re-incorporation from the state of Utah to the state of Nevada.

Integral to the re-incorporation was a new stock structure in which a reverse stock split was implemented of 1 "new" share for 400 "old" shares. The Board expects to introduce specific mergers and/or acquisitions to the subsidiary companies to add value to the Company's stock as proposed in the Company's re-energized business strategy.

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




                                                     EARTH SEARCH SCIENCES, INC.



Date: February 14, 2005                              /s/  Larry F Vance
                                                     ---------------------------
                                                     Chief Executive Officer