Form 10-K
period 2005-03-31
EARTH SEARCH SCIENCES INC
filed 2005-07-14
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended March 31, 2005 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934
       For the transition period from __________ to _________

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

     Aggregate market value of Common Stock held by non-affiliates of the Registrant at March 31, 2005: $817,848. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at March 31, 2005: 74,165,341

Documents incorporated by reference.

This Form 10-K consists of 39 pages.

                                   TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

     Item 1 -     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 2 -     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
     Item 3 -     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .   8
     Item 4 -     Submission of Matters to a Vote of Security Holders. . . . . . .   9

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

     Item 5 -     Market for the Registrant's Common Stock Equity and
                    Related Shareholder Matters. . . . . . . . . . . . . . . . . .  10
     Item 6 -     Selected Financial Data. . . . . . . . . . . . . . . . . . . . .  13
     Item 7 -     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations. . . . . . . . . . . . . . . . . . .  14
     Item 7A -    Quantitative and Qualitative Disclosures About Market Risk . . .  21
     Item 8 -     Financial Statements and Supplementary Data. . . . . . . . . . .  22
     Item 9 -     Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure . . . . . . . . . . . .  22

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

     Item 10 -    Directors and Executive Officers of the Registrant . . . . . . .  23
     Item 11 -    Executive Compensation . . . . . . . . . . . . . . . . . . . . .  24
     Item 12 -    Security Ownership of Certain Beneficial Owners and
                    Management . . . . . . . . . . . . . . . . . . . . . . . . . .  26
     Item 13 -    Certain Relationships and Related Transactions . . . . . . . . .  27

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

     Item 14 -    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

                                     PART I

ITEM 1.  BUSINESS

Organization
------------

     Earth Search Sciences, Inc. (the Company) was incorporated in 1984 under the laws of the state of Utah.

Corporate Focus
---------------

     Initially the Company was formed to engage in the mining industry. As interests developed in exploration the Company began to look at the new types of technology being used for that purpose. In 1991, the Company was invited to participate in the Visiting Investigator Program (VIP) sponsored by the National Aeronautics and Space Administration (NASA). In the VIP program, the Company sought to compare the benefits of using the NASA operated Airborne Visible and Infra-Red Imaging Spectrometer (AVIRIS), along with other less advanced instruments, in locating geologic areas of interest in mineral exploration. The results proved that remote sensing technology had a place in mineral exploration and that a smaller, less expensive instrument than the NASA AVIRIS could be gainfully applied in the mining industry. To achieve this goal, the Company undertook the development of a miniaturized hyperspectral remote sensing instrument, named Probe 1, which was designed to be used with cost effective and easily available aircraft.

     Hyperspectral remote sensing instruments measure reflected, visible, and infrared sunlight from the earth's surface over a spectral range seven times broader than the human eye can see. This collected data can then be digitally analyzed using personal computers. The digitally analyzed imagery can provide information useful to a wide range of industries such as, but not limited to, natural resource development (including oil and mineral exploration, fisheries and forestry), land use development, environmental remediation and monitoring, agriculture (including vegetation stress analysis), disaster assessment, marine sciences and military sciences.

     Since 1997 the Company and the Probe 1 have served many customers from the private sector, government and the military. This service has become known for its accuracy, reliability, and cost effectiveness and with the addition of geo-rectification capabilities and automated original processing steps continues to be one of the most accurate and cost effective instruments in the airborne remote sensing industry.

     The Company's mission is to continue to use the science of remote sensing in a variety of exploration, monitoring and exploitation industries around the globe. The science of remote sensing includes acquiring, processing and interpreting imagery of the earth captured from instruments deployed on aircraft or satellites. The advantages of airborne and satellite remote sensing over other methods of gathering visual information are that data can be collected better, faster and cheaper over larger areas including sites inaccessible from the ground. By collecting data at different times, changes can be detected that may be due to significant natural or man-made processes. Detection of such changes can assist in environmental/land use management

     With the recent resurgence of the mining industry and the emphasis for new sources of supply for oil & gas, there is a greater interest in using exploration tools that are faster and more accurate. With its hyperspectral technology the Company is taking an aggressive role in establishing itself as an active participant in the discovery of new natural resources by creating wholly owned subsidiary companies in key industries, initially mining and oil & gas. These companies will seek joint ventures with partners who can provide technologies, human and capital resources to synergize with the Company's assets in order to build active exploration and development programs.

     This strategy will produce two valuable results for ESSI shareholders:

1. Create more demand for ESSI's hyperspectral remote sensing services, hence more revenue generation, and
2. Create equity positions with fast growth potential in multiple key industries from new discoveries of rare natural resources.

     Evidence of the interest in this successful strategy is seen in the completion of the Company's first joint venture in the mining industry (with subsidiary company Geo Probe, Inc.). Another is underway in the oil & gas industry (with subsidiary company Petro Probe, Inc). Others that are in early stage discussions focus on technology research and development centers, and advanced modular, hyperspectral instrumentation utilizing nano technology.

Current Business Plan
---------------------

     On June 1, 1997, the Company took delivery of the first Probe 1 instrument. In August of 1999, the Company took delivery of its second Probe 1 instrument. Since June 1, 1997, the Company has collected and currently owns a substantial archive of Probe 1 hyperspectral imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Chile, Peru, Mexico, California, Nevada, Arizona, Idaho, Montana, Wyoming, Texas, Louisiana, Florida and Utah. At the present time, the value of this data archive has not been independently appraised and its value is not reflected in the Company's financial statements, although recent announcements from Noranda Mining and Exploration Inc., a customer, indicate that their Probe 1 data from Chile and Peru has revealed new potential major mineral deposits. See the Earth Search website at http://www.esseob.com/images/peshko.pdf for more information. The Company is
---------------------------------------
designing programs to market the data in the archive based on this success. The first is included in the joint venture with Advanced Exploration Inc. through a subsidiary company, Geo Probe, Inc.

     The Company believes cost effective hyperspectral remote sensing and imagery processing has tremendous potential in various global applications and markets. The ASPRS/NASA Ten-Year Industry Forecast published in 2003 validates this position. The Company is ensuring its maximum exposure to this market by continuing the business model that establishes subsidiary companies to focus on hyperspectral remote sensing applications in key industries. Each subsidiary will focus on a specific sector of commercial remote sensing and have a management team with relevant skills and expertise. The Company will provide each one, the Company's hyperspectral technology intellectual property, processing support, marketing and management assistance. With the establishment and growth of the subsidiaries this strategy will begin to create a larger market for the Company, as well situate the Company to receive royalties from any resource development that occurs as a result of the use of the Company's instruments and technology.

     The Company's long-term strategic plan is to continue to create partnerships, strategic alliances, mergers or acquisitions as the most expeditious and cost-effective way to consolidate commercial hyperspectral remote sensing collections and services. In the technology sector the Company will complete the development of additional miniaturized remote sensing instruments and test the integration of other advanced technology exploration instruments;

     The Company's near-term plans are to continue pursuing:

     1. contracts that produce revenues from the application of remote sensing;
     2. the development of promising mineral, oil and gas properties in which the Company has an equity interest, identifying such properties by utilizing its existing imagery database or acquiring such data; and
     3.   the marketing of ESSI archived raw data

     The negative events of 2001, including the stock market decline and September 11, 2001, left the Company in a tenuous highly leveraged position. Recognizing that the economy and the general business climate was in a stage of change, the Company made every effort to reduce overhead as quickly as possible, even though that may have been detrimental to longer-term expansion plans in some cases. Although cash flow was conserved the Company entered 2002 in an undercapitalized state and sought assistance from a variety of sources including some who indicated they could bring in necessary new investment into the Company. None of the individual sources proved successful, however most recommended a reorganization of the company in order to encourage migration of capital into the company. The reorganization would also include bringing in experienced directors and outsiders to fill the roles of senior management. In 2004, the Board of Directors acted on the recommendation of investor sources and its own research and began to implement these actions. A formal re-structuring of the company commenced in mid 2005 with filings to the SEC and was concluded in October, 2005.

Subsidiary  Companies
---------------------

Formation  of  Petro  Probe,  Inc.
----------------------------------

     The Company formed Petro Probe, Inc. to identify and develop potential hydrocarbon properties by utilizing Probe 1 surface imagery integrated with other sub-surface exploration techniques. Petro Probe, Inc.'s strategy entails capturing data over areas of interest that the Company may later take an equity interest in, as well as the sale of hyperspectral imagery and processing services to oil and gas properties owned by third party customers. A primary objective in evaluating a potential hydrocarbon resource project is to provide geologic mapping of outcrop lithology and surface structure. The Probe 1 instrument is an excellent tool to obtain this mapping. Probe 1 imagery can identify subtle features due to topographic offset, vegetation change and/or soil alteration that play a major role in forming hydrocarbon traps. Hyperspectral imagery can also aid in petroleum exploration by detecting surface indicators of potential petroleum reserves such as micro seepage.

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

     Petro Probe, Inc.'s working interests in its seven (7) oil and gas projects offer them the right to participate in drilling additional wells on the project lease acreage. Petro Probe Inc. will determine whether or not to participate in additional drilling efforts on a case by case basis. Besides the West Scott field project, Petro Probe has interests in the Green River Basin, Paradox Basin, and the Australian Basin.

     Because of the national need for new hydrocarbon discoveries, Petro Probe, Inc. is actively seeking petroleum based companies to either joint venture with, or merge with, and is in excellent position to move forward in this direction. A merger is under discussion with a private company holding a license for new Oil Shale recovery technology. The company, General Petroleum International, Inc., offers access to huge oil shale deposits in the USA and around the world.

Formation  of  Geo  Probe,  Inc.
--------------------------------

     The Company formed Geo Probe, Inc. to pursue geologically tailored hyperspectral imaging services to mineral exploration companies and develop new markets in geological applications. The same indicators that can be used to find mineral deposits can also be used to monitor the environmental impact of active and past-producing mines, mills, smelters, refineries and pipelines. Mineral deposits are part of larger geological systems that typically have mineralogical characteristics that are mappable using Probe 1 imagery. In vegetated areas, the subtle effects that bedrock geology has on plants can be measured to identify hidden minerals. The Company's mapping agreement with Noranda in 1998-2000 provided the ability to develop and prove new approaches to mineral exploration. The experience gained from this application still remains a rare and valuable intellectual property today, evidenced by the discovery of 145 mineral targets in Chile by Noranda. Therefore, Geo Probe's business focus will be to use the Company's remote sensing instruments to globally survey any areas that have promise for the location of minerals either for its own use, or for third party customers, and to sell hyperspectral collection and processing services in the geological hazards and environmental geology sectors.

     As in the hydrocarbon industry sector there is a build-up of new demand for mineral exploration beginning to occur and Geo Probe recently concluded a joint venture with partners, Advanced Exploration Inc. and Geological Business Solutions Inc, two Canadian companies launching new exploration and mine development businesses. The companies in the joint venture employ former key Noranda Minerals hyperspectral exploration staff.

Formation  of  Eco  Probe,  Inc.
--------------------------------

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

     ESSI and Eco Probe, Inc. have performed important hyperspectral surveys and research in aquatic and vegetation-related projects. The environmental markets are vast, however the Company's current lack of resources dictates continued priority be assigned to mineral and hydrocarbon exploration.

Formation  of  Terranet,  Inc.
------------------------------

     The Company formed Terranet, Inc. to act as a imagery product distribution conduit and perform as the Company's e-commerce content provider through a unique internet imagery distribution system. Imagery collected today and yesterday could be sold repeatedly to multiple end users. In addition to selling the Company's own imagery, Terranet, Inc. would pursue the resale of imagery obtained from third parties. Terranet completed the design and testing of a database and internet centered marketing system and is anticipating opportunities for joint venture partners in the near future. The system's unique design features are protected by copyright owned by the Company.

Fiscal  2005  Significant  Projects  -  Update
----------------------------------------------

     In  fiscal  2004,  the  Company  completed  airborne  hyperspectral surveys
primarily  for  local, state and federal governmental agencies.   These projects
produced  the  majority  of  the  Company's  2004  airborne  revenue.

     To date, terrabyte quantities of imagery have been collected by the Company. Selected portions of these data tapes are being processed and the imagery is being examined for the presence of mineral properties. The Company is currently working to outsource the processing and interpretation of its archived data in order to quickly expand its commercial offering.

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

Business  Segment  Information
------------------------------

     Included in the attached financial statements is business segment information and financial information about geographic areas for the Company.

Employees
---------

     As  of  March  31,  2005  the  Company  had  4  full-time  employees.

Available  Information
----------------------

     The Securities and Exchange Commission maintains an internet site at http://www.sec.gov that contains reports and financial information filed by the
------------------
Company.  The  Company  maintains an internet site at http://www.earthsearch.com
                                                      --------------------------
that  contains information about the Company's business, markets and technology.

Seasonal  Nature  of  Business
------------------------------

     The Company experiences the highest demand for its collection services April through October in the Northern Hemisphere and October through April in the Southern Hemisphere.

Customers  and  Geographic  Areas  of  Business
-----------------------------------------------

     In fiscal 2005, the Company operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. In fiscal 2004 and 2003, the Company's sensors were operated in the United States and abroad. Contracts to operate the sensors in the United States as an ecological, mining, agricultural, hydrocarbon, and target identification contributed approximately $220,625, $258,843 and $384,212, to revenue in 2005, 2004, and 2003, respectively.

ITEM  2.  PROPERTIES

     The Company headquarters consist of approximately 1,500 square feet of office space in Kalispell, Montana. All other office obligations have been cancelled.

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

PART  II
--------

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

            Quarter Ended         High      Low
          ------------------      ----      ----
          June 30, 2003            .08       .08
          September 30, 2003       .05       .05
          December 31, 2003        .04       .03
          March 31, 2004           .01       .01

          June 30, 2004            .01       .01
          September 30, 2004       .01       .01
          December 31, 2004        .01       .01
          March 31, 2005           .03      .025

     (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2005 was approximately 1,204. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

                          RECENT SALES OF UNREGISTERED SECURITIES (1)

            AMOUNT    PRICE     TOTAL                          AMOUNT    PRICE     TOTAL
              OF       PER      CASH                             OF       PER      CASH
          SECURITIES  SHARE   PROCEEDS                       SECURITIES  SHARE   PROCEEDS
  DATE       SOLD      ($)       ($)               DATE         SOLD      ($)       ($)
--------  ----------  ------  ---------       -------------  ----------  ------  ---------

  1/3/02   2,564,103    0.10             (1)         3/8/02     200,000    0.08             (2)
 5/20/02     200,000                     (4)        5/30/02   3,574,273                     (1)
  6/7/02   8,332,329                     (2)        6/19/03     377,220                     (1)
  7/8/02     300,000                     (2)         7/8/02     500,000                     (1)
 10/1/02     547,960                     (1)       11/12/02   1,098,350                     (1)
11/13/02     500,000                     (5)       12/11/02     500,000                     (5)
 2/24/03   1,000,000                     (1)        3/26/03     100,000                     (1)
  9/1/04     800,000                     (3)
 1/10/05                                      Reverse Split
 1/21/05   3,000,000                     (1)        1/27/05     100,000                     (2)
  2/3/05     100,000                     (1)        2/10/05     285,323                     (2)
 2/11/05      27,500                     (1)        2/11/05     473,000                     (2)
 2/17/05     119,895                     (1)         3/7/05     359,154                     (1)
  3/7/05  59,048,200                     (5)        3/28/05     161,888                     (2)

          (1) Consideration paid for the shares was employee and/or consulting services.
          (2)  Shares issued for debt consideration.
          (3)  Consideration paid for Directorship.
          (4)  Shares issued as commissions for stock sales.
          (5)  Shares issued in exchange for Series A preferred stock.

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

                                                                                           (c)
                                                                                   Number of securities
                                                                                 remaining available for
                                        (a)                       (b)             future issuance under
                            Number of securities to be      Weighted-average       equity compensation
                              issued upon exercise of      exercise price of         plans (excluding
                               outstanding options,       outstanding options,   securities reflected in
                                warrants and rights       warrants and rights           column (a)
--------------------------  ---------------------------  ----------------------  ------------------------
Equity compensation plans
approved by security
holders (1)                              -                         -                        -

Equity compensation plans
not approved by security
holders (2)                         21,837,500                   $1.07                      -

Total                               21,837,500                   $1.07                      -

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

                                                   As of or for the fiscal year ended
                                    2005           2004           2003           2002           2001
                                ------------------------------------------------------------------------
Operating revenue               $    415,941   $    516,490   $    786,208   $  5,044,498   $ 2,678,986
Net loss                        $  4,798,899     (3,860,529)    (5,354,184)   (16,797,081)   (6,636,480)
Net loss per common share       $      (0.87)         (0.02)         (0.03)         (0.11)        (0.05)
Total assets                    $  1,082,513      1,233,573      4,091,566      7,096,591    19,710,126
Long-term obligations              2,200,711      4,286,233      4,700,365      4,687,895     5,253,135
Stockholders' (deficit) equity   (16,916,948)   (18,690,393)   (14,879,965)   (11,310,331)    2,346,846
Cash dividends declared                    -              -              -              -             -

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Financial comparisons will be made between the fiscal years ended March 31, 2005 and 2004.

Results  of  Operations
-----------------------

     The Company recognized revenue of $415,702 in 2005 compared with $516,490 in 2004. In 2005, costs of services provided was $237,156 compared with $670,009 in 2004.

     Provision for loss on impairment of fixed assets was $0 in 2005 compared with $2,469,672 in 2004. General and administrative costs were $4,357,053 in 2005 compared with $1,162.706 in 2004.

     Interest income in 2005 was $0 compared to $2,848 in 2004. In 2005 the Company recognized interest expense of $659,180 compared to 686,092 in 2004. The decrease in interest expense over the prior year is a result of the Company's conversion of convertible notes to equity in the fourth quarter of 2005.

     In 2005, the Company recorded minority interest in losses of consolidated subsidiaries of $0 compared to $279,891 in 2004. ESSI Probe 1 LC minority interest loss for a full year of operations was $0, $115,671 in 2005 and 2004.

     The Company recognized a net loss of $4,798,899 in fiscal 2005 compared with a net loss of $4,188,650 in 2004. The loss on a per share basis was $0.87 and $8.62 in fiscal 2005 and 2004.

Liquidity  and  Capital  Resources
----------------------------------

     Net cash used in operating activities was $8,928 in 2005. Net cash used in operating activities was $575,331 in 2004, resulting primarily from payments for salaries and services and changes in current assets and liabilities.

     Capital expenditures for March 31, 2004 were primarily for purchases of working interests in hydrocarbon properties.

     At March 31, 2005 and 2004, the Company had cash of $9,175 and $11,753 and a working deficit of $17,472,528 and $15,440,818, respectively.

     The Company does not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

     Under the original agreement with the ONR, STDC needed to raise private industry funds of approximately $125,000,000 in order to complete, launch and operate the hyperspectral imaging satellite and instrument. Subsequent to March 31, 2002, STDC received notification from the ONR that it would not be giving STDC an extension to its current agreement. The success of STDC and payment of approximately $8,216,424 of STDC accounts payable due subcontractors and vendors on the NEMO program, is dependent on the Company and ONR negotiating plans for going forward and additional funds being identified either commercially or under governmental programs to complete and launch the NEMO satellite and sensor. The Company is examining its positions and will be making a decision to proceed with recovery.

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

Significant  Accounting  Policies
---------------------------------

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

Future  Operations
------------------

     The Company concluded a re-organization of its stock structure to ensure it could continue operations and provide for the ability to continue its business model and business strategy. New capital investment in the

Company is being sought. In order to achieve maximum results, the Board of Directors also approved Board and Senior Management changes. These are being pursued in 2005.

     The Company will continue to operate in the mineral and hydrocarbon resource exploration areas where the Company will operate its remote sensing instruments for its own use and secure equity interests in promising properties identified from the remote sensing imagery.

     Research & Development of next generation hyperspectral instrumentation is continuing. The Company is pursuing the approval of nano-technology patents for hyperspectral remote sensing instrumentation and processing in order to secure its market position for the next decade of industry developments.

     The Board of Directors will continue to seek outside directors to ensure that its commitment to corporate governance improvements is implemented.

Additional  Risk  Factors  That  Could  Affect  Liquidity, Operating Results And
--------------------------------------------------------------------------------
Market  Price  Of  Stock
------------------------

Risks Related to Our Industry
-----------------------------

     Competitive pressures may adversely affect our operating revenues. The Company has numerous competitors in the remote sensing services (airborne hyperspectral services) and natural resource development industries. Competition in the remote sensing industry comes from several primary sources, including HyMap, CASI and GER, whose hyperspectral instruments operate within the USA and Ekwan, a new entry from Canada. Our principal competitors in the natural resource development industry include traditional exploration companies using a variety of other technologies. Some of our competitors in both remote sensing and natural resource development have substantially greater financial and other resources than the Company. Competitive pressures in either industry may materially adversely affect our operating revenues and in turn, our business and financial condition.

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

Risks  Related  to  Our  Business
---------------------------------

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 10, 2003, the Board of Directors of the Company dismissed the Company's accountants, Grant Thornton, LLP. Grant Thornton LLP served as the Company's auditor beginning with the fiscal year ended March 31, 2001. The Board of Directors has appointed Malone & Bailey, PLLC as the Company's auditor for the year ended March 31, 2003. They remain as the Company's current auditors. Malone & Bailey's office is located at 5444 Westheimer, Suite 2080 Houston, TX 77056.

     During the fiscal year ended March 31, 2005, and through June 10, 2005, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2005 to the present.

      NAME      AGE                POSITION
--------------  ---  -------------------------------------
Larry F. Vance  70   Chairman and Chief Executive Officer

Tami J Story    42   Director Secretary/Treasurer/Director

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

ITEM  11.  EXECUTIVE  COMPENSATION

Table below summarizes information on Executives and Directors compensation

                                                    SUMMARY COMPENSATION TABLE

                                                                                             Long-Term Compensation
                                       Annual Compensation                      Awards               Payouts
                          --------------------------------------------------------------------------------------------------------
                                                                                             Securities
                                                                        Restricted           underlying
                                                         Other Annual      Stock     Stock    options/                 All other
Name and                  Fiscal                         Compensation    Award(s)    Option     SARS      LTIP pay   Compensation
Principal Position         Year   Salary ($)  Bonus ($)       ($)           ($)      Grants      (#)      outs ($)        ($)
----------------------------------------------------------------------------------------------------------------------------------
Larry Vance/Chairman (1)    2005     160,000          -              -            -       -            -          -              -
                            2004     160,000          -              -            -       -            -          -              -
                            2003     160,000          -              -            -       -            -          -              -
Tami J. Story/Secretary     2005      80,000          -              -            -       -            -          -              -
and Treasurer (1)           2004      80,000          -              -            -       -            -          -              -
                            2003      80,000          -              -            -       -            -          -              -

(1)  Salary was deferred unless cash flow allowed payment.

                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                          OPTION/SAR VALUES

                                               Number of securities     Value of Unexercised In-the
                                              underlying unexercised          Money Options at
                                                options at FY-End                FY-End ($)
                   Shares
                 Acquired on     Value
Name              Exercise    Realized ($)  Exercisable/Unexercisable    Exercisable/Unexercisable
---------------  -----------  ------------  --------------------------  ----------------------------
Larry Vance                -             -      4,500,000/3,000,000(1)                           0/0
John Peel                  -             -      4,500,000/3,000,000(1)                           0/0
Rory J. Stevens            -             -        375,000/1,500,000(1)                           0/0
Tami Story                 -             -        750,000/3,000,000(1)                           0/0

(1) Exercise prices range from $0.21 - $2.50 per share.

Employment  Contracts
---------------------

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

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
           MANAGEMENT

     The following table sets forth certain information regarding ownership of the Company's Common Stock as of March 31, 2005 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

                                Amount and nature
Name and address of beneficial    of beneficial     Percent of
owner                             ownership (1)        class
------------------------------  ------------------  -----------

Larry Vance                         54,660,644 (2)         74%
P.O. Box 763
Lakeside, MT  59922

Tami Story                          12,069,714             16%
P.O. Box 763
Lakeside, MT  59901

All directors and officers          66,730,358             90%

___________________________
(1) All shares are held directly with sole voting and investment power unless otherwise indicated.
(2) Includes 4,439 shares held by Universal Search Technology, a private company owned by Mr. Vance.

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

     10.9     Sales Contract between Litton Systems, Inc., Amecom Division (Litton Amecom) and Space
              Technology Development Corp. (STDC). Date 29 October 1998, Contract Number: STDC
              98-NEMO-0009 (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

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

     16.1     Consent of Independent accountants re Registration Statement on Form No. S-1 (No. 333
              66100). (Incorporated by reference to Exhibit 16.1 to the Registrant's form 10-K for fiscal year ended March 31, 2004).

     16.2     Statement under oath of Principal Executive Officer and Principal Financial Officer
              regarding facts and circumstances relating to exchange act filings. Incorporated by reference to Exhibit 16.2 to the Registrant's form 10-K for fiscal year ended March 31, 2004

     16.3     Letter re change in certifying accountant (Incorporated by reference to Exhibit 16.3 to the
              Registrant's form 8-K filed on May 25, 2001).

     16.4     Letter re change in certifying accountant (Incorporated by reference to Exhibit 16.3 to the
              Registrant's form 8-K filed on June 10, 2003).

     21.1.1   List of Subsidiaries (Incorporated by reference to Exhibit 21.1.1 to the Registrant's Form 10
              K for fiscal year ended March 31, 2000)

     (b)      The Registrant filed the Following Reports on Form 8-K during the quarter ended March 31,
              2005:

                   Date of Report                    Item Reported
                   --------------                    -------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EARTH SEARCH SCIENCES, INC.


                                        By /s/ Larry F. Vance
                                        Larry F. Vance
                                        Chairman
                                        Date:  ___________

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                       Title

/s/ Larry F Vance          Chairman and Director
Larry F. Vance
Date: ____________


/s/ Tami Story             Corporate Secretary and Treasurer and Director
Tami J. Story
Date: ___________

                           EARTH SEARCH SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005

ASSETS
Current Assets
  Cash                                       $      9,175
  Accounts receivable, net of $0 allowance
    for doubtful accounts                          64,905
  Loan costs, net of $6,514
    accumulated amortization                       36,912
                                             -------------
Total Current Assets                              110,992
                                             -------------
Oil and gas properties, using successful
efforts accounting
  Proved properties                               255,422
  Unproved properties                             416,573
  Less accumulated depletion                     (213,242)

Property and equipment, net of $624,137
    accumulated depreciation                      512,768
                                             -------------
TOTAL ASSETS                                 $  1,082,513
                                             =============
  LIABILITIES
Current Liabilities
  Notes payable                              $  1,051,056
  Capital lease obligation                      3,805,754
  Accrued officers' compensation                  667,986
  Accounts payable                              9,554,805
  Accrued expenses                                 77,978
  Due to related parties                          691,942
  Investor deposit                                377,215
  Shareholder loans                             1,356,784
                                             -------------
Total Current Liabilities                      17,583,520
                                             -------------
Long Term Liabilities
  Notes payable less current portion              415,941
                                             -------------
Total Liabilities                              17,999,461
                                             -------------

Commitments and contingencies                           -

  STOCKHOLDERS' DEFICIT
Series A preferred stock; 200,000 shares
  authorized, none issued and outstanding;
  liquidation preference $1,000,000                     -
Common stock, $.001 par value; 200,000,000
  shares authorized; 72,762,836 shares
  issued and outstanding                           72,762
Additional paid in capital                     42,518,196
Treasury stock                                   (200,000)
Accumulated deficit                           (59,307,906)
                                             -------------
Total Stockholders' Deficit                   (16,916,948)
                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $  1,082,513
                                             =============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2005 and 2004


                                                  (Restated)
                                       2005          2004
                                   ------------  ------------
Revenue                            $   415,702   $   516,490
Cost of revenue                        237,156       670,008
                                   ------------  ------------
Gross margin (loss)                    178,546      (153,518)
                                   ------------  ------------
Expenses
  General & administrative           4,357,053     1,162,706
  Impairment                                 -     2,469,072
                                   ------------  ------------
  Total Expenses                     4,357,053     3,631,778
                                   ------------  ------------

Loss from operations                (4,178,507)   (3,785,296)
Other income (expenses)
  Debt forgiveness                      38,788             -
  Interest income                            -         2,848
  Interest expense                    (659,180)     (686,092)
                                   ------------  ------------
Loss before minority interest       (4,798,899)   (4,468,540)
Minority interest in losses of
  consolidated subsidiaries                  -       279,890
                                   ------------  ------------
Net loss                           $(4,798,899)  $(4,188,650)
                                   ============  ============

Basic and diluted loss per share   $     (0.87)  $     (8.62)
Weighted average common
  shares outstanding                 5,545,079       485,764

                See accompanying summary of accounting policies
                       and notes to financial statements.

                            EARTH SEARCH SCIENCES, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                        Years Ended March 31, 2005 and 2004


                                           Preferred Stock          Common Stock
                                         Shares       Amount      Shares    Amount
                                       -----------  ----------  ----------  -------
Balance at March 31, 2003                       -   $       -      476,135  $   476

Issuance of common stock for
  services rendered                             -           -        9,629       10

Stock option expense                            -           -            -        -

Net loss                                        -           -            -        -
                                       -----------  ----------  ----------  -------
Balance at March 31, 2004 (restated)            -           -      485,764      486

Issuance of common stock for debt
  to related parties                                                39,216       39

Issuance of common stock for debt               -           -       80,313       80

Issuance of common stock for
  services rendered                     2,604,907       2,605

Issuance of common stock for
  accrued compensation                          -           -      214,922      215

Issuance of preferred stock for
  accrued compensation                  2,761,928       2,762            -        -

Issuance of common stock for
  loan and interest conversion                              -        4,191        4

Conversion of preferred stock to
  common stock                         (2,761,928)     (2,762)  69,048,200   69,048

Issuance of common stock for accrued
  legal settlement                              -           -      285,323      285

Related party release of debt                   -           -            -        -

Net loss                                        -           -            -        -
                                       -----------  ----------  ----------  -------
Balance at March 31, 2005                       -   $       -   72,762,836  $72,762
                                       ===========  ==========  ==========  =======

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                 EARTH SEARCH SCIENCES, INC.
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                             Years Ended March 31, 2005 and 2004


                                        Additional
                                         Paid-in      Accumulated    Treasury
                                         Capital        Deficit       Stock         Total
                                       ------------  -------------  ----------  -------------
Balances at March 31, 2003             $35,639,916   $(50,320,357)  $(200,000)  $(14,879,965)

Issuance of common stock for
  services rendered                         46,212              -           -         46,222

Stock option expense                         3,880              -           -          3,880

Net loss                                         -     (4,188,650)          -     (4,188,650)
                                       ------------  -------------  ----------  -------------
Balance at March 31, 2004 (restated)    35,690,008    (54,509,007)   (200,000)   (19,018,513)

Issuance of common stock for debt
  to related parties                        19,961              -           -         20,000

Issuance of common stock for debt           64,927              -           -         65,007

Issuance of common stock for
  services rendered                      3,648,756              -           -      3,651,361

Issuance of common stock for
  accrued compensation                     140,225              -           -        140,440

Issuance of preferred stock for
  accrued compensation                   1,032,961              -           -      1,035,723

Issuance of common stock for
  loan and interest conversion               2,301              -           -          2,305

Conversion of preferred stock to
  common stock                             (66,286)             -           -              -

Issuance of common stock for accrued
  legal settlement                         327,836              -           -        328,121

Related party release of debt            1,657,507                                 1,657,507

Net loss                                         -     (4,798,899)          -     (4,798,899)
                                       ------------  -------------  ----------  -------------
Balance at March 31, 2005               42,518,196    (59,307,906)   (200,000)   (16,916,948)
                                       ============  =============  ==========  =============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                 EARTH SEARCH SCIENCES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years Ended March 31, 2005 and 2004


                                                                             (restated)
                                                                  2005          2004
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(4,798,899)  $(4,188,650)
Adjustments to reconcile net loss to
  cash used in operating activities:
Employee stock option vesting expense                                   -         3,879
Common stock issued for services
  and interest expense                                          3,653,666        46,222
Common stock issued for legal settlement                          328,121             -
Loss attributed to minority interest                                    -      (279,890)
Depreciation, amortization and depletion                          151,038       369,324
Asset impairment                                                        -     2,469,072
Forgiveness of debt                                                38,788
Changes in assets and liabilities:
  Accounts receivable                                              44,337        59,941
  Other current assets                                             39,007       (39,797)
  Accounts payable and accrued expenses                            16,485       420,824
  Accrued interest                                                181,857       164,906
  Accrued officers compensation                                   336,672       398,837
                                                              ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                              (8,928)     (575,331)
                                                              ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (85,902)     (336,474)
                                                              ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                             (85,902)     (336,474)
                                                              ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans, net                              171,591       562,500
Proceeds from liquidation of escrow                                     -        90,000
Repayments on notes payable                                       (79,339)      (76,624)
                                                              ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          92,252       575,876
                                                              ------------  ------------
NET CHANGE IN CASH                                                 (2,578)     (335,929)
CASH AT BEGINNING OF PERIOD                                        11,753       347,682
                                                              ------------  ------------
CASH AT END OF PERIOD                                         $     9,175   $    11,753
                                                              ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash flow information:
  Interest paid                                               $         -   $   199,827
  Taxes paid                                                  $         -   $         -

Non-cash financing and investing activities:
  Common Stock issued for accounts payable                         65,007             -
  Preferred stock issued for accrued payroll                       41,219             -
  Preferred stock issued for deferred officer's compensation      994,504             -
  Common stock issued for accrued payroll                         140,440             -
  Contribution to capital from related party
    release of debt                                             1,657,507             -
  Shares issued for payment of related party loans                 20,000             -

                See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

ESSI has four wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc. ("STDC"). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. The 50% owned subsidiary ESSI Probe 1 LC was formed as a joint venture to own and operate hyperspectral instruments.

All subsidiaries excepting Petro Probe became inactive during fiscal 2003.

The majority-owned Petro Probe, Inc. was formed to identify and develop hydrocarbon properties by utilizing ESSI's hyperspectral instruments, hydrocarbon geologists, and imagery processors. At March 31, 2005, Petro Probe, Inc. holds interests in seven oil and gas projects.

In fiscal 2005 and 2004, ESSI operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $192,000 and $258,000 to revenue in fiscal 2005 and 2004 respectively.

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

Based on the agreements for the working interests in oil and gas properties, ESSI will proportionately share in future revenues as well as future operating and drilling costs. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. In fiscal 2005 and 2004, $0 and $439,472 of prior year costs were impaired because profitable production had not yet been obtained in the properties.

Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

REVENUE RECOGNITION
ESSI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically happens when services are rendered under contracts for airborne hyperspectral services and imaging processing services.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance for doubtful accounts as of March 31, 2005.

DEPRECIATION AND AMORTIZATION
ESSI recognizes depreciation on its property and equipment using the straight-line method over estimated useful lives ranging from five years for computers and software, vehicles and equipment to ten years for the two hyperspectral sensors.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ESSI evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In fiscal 2004, ESSI incurred asset impairments of $137,000, unsuccessful oil and gas properties write-offs of $439,472, and abandoned construction in progress of $1,958,000 on the Probe, LC.

INCOME TAXES
ESSI recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. ESSI provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

There were no stock options or warrants granted during 2005 and 2004.

RECENTLY-ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not currently expected to have a material impact on the financial statements of the Company during the calendar year 2006.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ESSI incurred recurring net losses of $4,798,899 and $4,188,650 for fiscal 2005 and 2004, respectively and has an accumulated deficit of $59,307,906 and a working capital deficit of $17,472,528 as of March 31, 2005. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                            March 31,
                                     Life      2005
                                     ----  ------------
          Aircraft                     10  $   925,795
          Equipment                     5      211,111
                                           ------------
                                             1,136,906

     Less: accumulated depreciation           (624,137)
                                           ------------
                                           $   512,768
                                           ============

Depreciation expense totaled $112,658 and $339,116 in fiscal 2005 and 2004, respectively.

NOTE 4 - OIL AND GAS INTERESTS

In fiscal 2005, ESSI paid $101,849 for drilling on two existing properties and sold a portion of its interests to others on those two properties for $15,947.

ESSI recognized approximately $223,000 and $265,000 in revenue from the producing property in fiscal 2005 and 2004 respectively. Depletion was $38,025 and $30,208 in fiscal 2005 and 2004 respectively.

In fiscal 2004 ESSI wrote-off $ 439,472 of previously capitalized costs on properties that were determined to be uneconomical wells.

Supplemental information (unaudited)

                                            Successful
Capitalized costs relating to oil and gas    Efforts
producing activities at March 31, 2005     ------------
  Proved oil and gas properties            $   255,422
  Unproved oil and gas properties              416,573
  Less accumulated depletion                  (213,242)
                                           ------------
Net capitalized costs                      $   458,753
                                           ============

Costs incurred in oil and gas producing
  activities for the years ended
  March 31, 2005 and 2004                     2005        2004
                                            ---------  ----------
Property acquisition costs
  Proved                                    $      -   $   5,803
  Unproved                                    85,902     330,671

Results of operations for oil and gas
  producing activities for the years ended
  March 31, 2005 and 2004
  Oil and gas sales                         $223,405   $ 265,050
  Development Costs                                -      (7,403)
  Depletion                                  (38,025)    (30,208)
  Impairment                                       -    (439,472)
                                            ---------  ----------

Results of operations for oil and gas
producing activities (excluding corporate
overhead and financing costs)               $185,380   $(212,033)
                                            =========  ==========

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

                                          2005                  2004
                                     Oil         Gas        Oil        Gas
                                    (Bbls)      (Mcf)     (Bbls)      (Mcf)
                                   --------  -----------  -------  -----------
Proved developed and undeveloped
Reserves
  Beginning of year                 13,356    5,271,000   18,283    9,700,000
  Revisions of previous estimates  (13,343)  (5,181,709)       -   (2,655,220)
  Production                           (13)     (42,291)  (4,927)  (1,773,780)
                                   --------  -----------  -------  -----------
End of Year                              -       47,000   13,356    5,271,000
                                   ========  ===========  =======  ===========
Proved developed reserves
  Beginning of year                 13,356    5,271,000   18,283    9,700,000
  End of year                            -       47,000   13,356    5,271,000

Standardized measure of                 2005       2004
  discounted future net cash flows   ----------  ---------
  at March 31, 2005 and 2004
  Future cash inflows                $ 421,663   $547,905
  Future production costs              (13,414)   (23,097)
  Future development costs             (27,824)   (23,346)
  10% annual discount for estimated
    timing of cash flows              (177,787)   (79,799)
                                     ----------  ---------
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves          $ 202,638   $421,663
                                     ==========  =========

The following reconciles the change in the standardized measure of discounted future net cash flows for fiscal
2005 and 2004

                                             2005        2004
                                          ----------  ----------
Beginning of the year                     $ 421,663   $ 856,845
Sales of oil and gas, net of production
  Costs                                    (223,405)   (257,647)
Net changes in prices and production
  Costs                                       9,683      30,022
Development costs incurred during the
  year which were previously estimated            -       7,403
Revisions of previous quantity estimates     (9,761)   (161,697)
Net change in future estimated
  development costs                           4,458     (53,263)
                                          ----------  ----------
End of year                               $ 202,638   $ 421,663
                                          ==========  ==========

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following:                              2005
                                                                  ------------
  Installment note payable with a balloon due October 15, 2005, secured by airplane, the hyperspectral sensor, and the
    producing oil and gas property, with interest at 15%,
    due in monthly installments of $18,042                        $ 1,022,975
Installment note payable secured by producing oil and gas
    property, with interest at 15%, due in monthly
    installments of $6,929                                            399,421
  Unsecured convertible promissory notes,
    due on demand, with interest at 12.5%                              41,568
  Other                                                                 3,033
  Less:  current portion                                           (1,051,056)
                                                                  ------------
                                                                  $   415,941
                                                                  ============

Additionally, ESSI has an outstanding balance of approximately $3,805,000 in unpaid principal and interest to an individual. As of March 31, 2005, a mutual release of the debt had been signed. See Note 14 for details.

NOTE 7 - SHAREHOLDER LOANS

ESSI has financed its operations in part by funds received from advances by shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2005, interest accrued on such advances aggregated $673,898.

NOTE 8 - ACCRUED OFFICERS' COMPENSATION

Accrued compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, Chief Executive Officer, Chief Financial Officer and Secretary). ESSI recorded officer compensation, accrued payroll taxes and accrued interest of $336,850 and $400,116 during fiscal 2005 and 2004, and included these amounts in general and administrative expenses. ESSI is accruing interest on the accrued compensation balances at a rate of 8.5%, compounded quarterly. ESSI is making full salary payments to these officers as cash flow allows.

On June 8, 2004, ESSI issued 2,652,011 shares of preferred stock for payment of $994,504 deferred compensation. Additionally, 109,917 shares of preferred stock were issued for payment of $41,219 in accrued compenstation to other employees.

On March 7, 2005, two officers signed releases of deferred compensation and accrued interest totaling $1,657,507. This transaction was considered a contribution to capital.

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

                             Business Segment Information for Fiscal Year 2005


                                      Airborne
                                    Hyperspectral     Satellite     Oil and Gas     Other
                                      Services       Development    Properties    Industries    Combined
                                   ---------------  -------------  -------------  ----------  ------------
Revenue                            $      192,297   $          -   $    223,406            -  $   415,702
                                   ===============  =============  =============  ==========  ============
Operating Income (Loss)            $   (4,332,594)  $    (24,183)  $    178,271            -  $(4,178,506)
                                   ===============  =============  =============  ==========  ============

Debt forgiveness                           38,788              -              -            -       38,788
Interest expense                         (659,181)             -              -            -     (659,181)
Loss from continuing
  operations before income taxes
  and minority interest                (4,952,987)       (24,183)       178,271            -   (4,789,899)

Total Assets at 3/31/05            $      580,690   $        762   $    501,061            -  $ 1,082,513
                                   ===============  =============  =============  ==========  ============
Depreciation and amortization
   for the period ended 3/31/05    $      112,658   $          -   $     38,025            -  $   150,683
                                   ===============  =============  =============  ==========  ============
Capital expenditures for the
  period ended 3/31/05             $            -   $          -   $     85,902            -  $    85,902
                                   ===============  =============  =============  ==========  ============


                             Business Segment Information for Fiscal Year 2004

                                      Airborne
                                    Hyperspectral     Satellite     Oil and Gas     Other
                                      Services       Development    Properties    Industries    Combined
                                   ---------------  -------------  -------------  ----------  ------------
Revenue                            $      258,843   $          -   $    257,647            -  $   516,490
                                   ===============  =============  =============  ==========  ============
Operating Income (Loss)            $   (3,644,435)  $     (1,676)  $   (138,703)           -  $(3,785,296)
                                   ===============  =============  =============  ==========  ============

Interest income                             2,556            292              -            -        2,848
Interest expense                         (686,080)           (12)             -            -     (686,092)
Loss from continuing
  operations before income taxes
  and minority interest                         -              -              -            -   (4,468,540)

Total Assets at 3/31/04            $      735,067   $     24,946   $    473,560            -  $ 1,233,573
                                   ===============  =============  =============  ==========  ============
Depreciation and amortization
   for the period ended 3/31/04    $      339,116   $          -   $     30,208            -  $   369,324
                                   ===============  =============  =============  ==========  ============
Capital expenditures for the
  period ended 3/31/04             $            -   $          -   $    336,474            -  $   336,474
                                   ===============  =============  =============  ==========  ============

NOTE 10 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2005 and 2004 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                March 31,
                                                  2005
                                              -------------
     Operating loss carryforwards             $ 16,946,461
     Other deferred tax assets                   1,158,986
                                              -------------
     Deferred tax assets                        18,105,447
     Deferred tax assets valuation allowance   (18,105,447)
                                              -------------
                                              $          -
                                              =============

The deferred tax asset has been fully reserved because ESSI is unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

Net operating loss carry forwards may be used to offset taxable income, if any, in future years through their expiration in 2005 through 2025. The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the Company's ownership as defined by section 382 of the Internal Revenue Code, which may occur in the future. Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.

NOTE 11 - OFFICER AND DIRECTOR STOCK OPTIONS

In August 1997, the Board of Directors granted performance based options to ESSI's Chairman, President and Chief Executive Officer to each purchase 12,500 shares of ESSI's stock at exercise prices ranging from $200 per share to $1,000 per share and to ESSI's Secretary to purchase 2,500 shares of ESSI's stock at an exercise price of $200 per share. All of these performance based stock options are exercisable for a period of 24 months from the date of vesting. The options will be deemed vested for each individual if that individual is employed by ESSI on the first date on which the closing market price of ESSI's common stock equals or exceeds the price per share performance targets for 30 consecutive days. The specific vesting criteria for these options are described below:

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

During fiscal 2001, the Board of Directors approved performance based bonuses in the form of options to ESSI's officers. The specific vesting criteria for these options are described below:

10% of options shall be considered vested and bonused as paid in full shares for past services to ESSI; 15% of all options shall become vested and paid in full when ESSI is successful in obtaining a commitment from a strategic partner, financial institution, reputable investment banker or other source in raising capital sufficient to fund the NEMO program (shut down in 2002 - see Note 5); 20% vested and paid in full when successful in raising gross capital of at least $6,000,000; 20% vested and paid in full when successful in raising gross capital of at least $30,000,000; 20% vested and paid in full when successful in raising gross capital of at least $100,000,000; and 15% vested and paid in full in the event the NEMO program is successfully funded.

There were no warrants issued in fiscal 2005 and 2004.

The following table summarizes the employee stock option transactions described above.

                         Shares
                          under    Weighted-average
                         option     exercise price
                         -------  ------------------
Balance, March 31,2003   57,845   $             428
  Options granted            --                  --
  Options cancelled      (2,313)               (228)
  Options exercised          --                  --
                         -------  ------------------
Balance, March 31, 2004  55,532                 436
  Options granted            --                  --
  Options cancelled        (939)                (84)
  Options exercised          --                  --
                         -------  ------------------
Balance, March 31, 2005  54,593   $             442
                         =======  ==================

Options outstanding and exercisable as of March 31, 2005:

                  - - Outstanding - -   Exercisable
                   Number    Remaining    Number
Exercise Price   of Shares     life      of Shares
---------------  ----------  ---------  -----------
$   20                  625     1 year          625
    28                  375    2 years          375
    56                  906    .5 year          906
    56                  312     1 year          312
    60                  875    .5 year          875
    84               12,500     1 year       12,500
    140                 875    .5 year          875
    200               8,750    2 years        8,750
    400               6,875    2 years        6,875
    600               7,500    2 years        7,500
    800               7,500    2 years        7,500
    1,000             7,500    2 years        7,500

                 ----------             -----------
                     54,593                  54,593
                 ==========             ===========

NOTE 12 - STOCK ISSUANCES

PREFERRED STOCK
On June 8, 2004, ESSI issued 2,761,928 shares of preferred stock for payment of $1,035,723 deferred compensation. Each share of preferred stock was convertible into 25 shares of common stock and maintained voting rights on a fully diluted basis.

During the fourth quarter, all shares of preferred stock were converted into 69,048,200 shares of common stock.

COMMON STOCK
On June 2, 2004, ESSI authorized a 400:1 reverse split. The split did not effect the par value of the common stock, and reduced the number of shares outstanding to 476,135.

During the fourth quarter of fiscal 2005, ESSI issued:

     - 2,609,098 shares of stock valued at $3,650,667 to various individuals for services rendered.

     - 80,313 shares of stock valued at $65,007 to various individuals for accounts payable.

     - 39,216 shares of stock valued at $20,000 to a majority shareholder for partial payment of shareholder loans.

     - 214,922 shares of stock valued at $140,440 to employees for accrued salaries.

     - 285,323 shares of stock valued at $328,121 for an accrued legal settlement. See note 13 for details.

During the fourth quarter of fiscal 2005, two major shareholders signed releases of debt related to their accrued compensation through March 31, 2004. The releases were for $1,657,507. The transaction has been recorded as a contribution to capital. Additionally, two employees signed releases of accrued compensation totaling $38,788. This has been recorded as debt forgiveness income.

NOTE 13 - RESTATEMENT

ESSI agreed to a legal settlement in July 2003. The settlement required ESSI to issue a number of shares equal to an agreed upon amount of $328,121. ESSI did not previously account for the settlement, therefore, the fiscal 2004 year's accounts payable, general and administrative expense were understated and retained earnings were overstated by $328,121. All amounts have been adjusted as if the transaction was accounted for in July 2003.

During the fourth quarter of fiscal 2005, ESSI issued 285,323 shares to settle the payable.

NOTE 14 - COMMITMENT AND CONTINGENCIES

OPERATING RENT
Future minimum rental payments as of March 31, 2005:

          2005          $     76,800
          2006                25,600
                        ------------
                        $    102,400
                        ============

Rental expense for office space included in operations for fiscal 2005 and 2004 is $76,800. In fiscal 2001, the Company entered into a lease for its office in Kalispell, Montana. The lease is with two officers of ESSI and is for a term of 5 years with minimum monthly payments of $6,400.

LITIGATION
ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter, both parties signed a mutual release in which ESSI will return the Probe and ESSI will be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005, and in the event the probe is not returned to the other party, the release is null and void.

NOTE 15 - SUBSEQUENT EVENTS

During April 2005, ESSI issued 513,710 shares of common stock valued at $174,992 to various parties for services.

During June 2005, ESSI issued 200,000 shares of common stock and 100,000 warrants to purchase common stock for $55,774 in debt. The shares were valued at $42,000. The warrants had a fair value of $17,182, are exercisable at the holder's option at any time for one year. 50,000 shares are exercisable at $0.50 and 50,000 are exercisable at $0.25.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Earth Search Sciences, Inc.
   Kalispell, Montana

We have audited the accompanying consolidated balance sheet of Earth Search Sciences, Inc. as of March 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Earth Search's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences, Inc., as of March 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Earth Search will continue as a going concern. These factors, among others, as discussed in note 2 to the financial statements, raise substantial doubt about Earth Search's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the financial statements, errors resulting in an understatement of accounts payable and expenses were discovered by management in 2005. Accordingly, adjustments have been made as of March 31, 2004, to correct the error.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 18, 2005