Form 10-K/A
period 2005-03-31
EARTH SEARCH SCIENCES INC
filed 2005-08-12
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For  the  fiscal  year  ended  March  31,  2005  or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934
          For  the  transition  period  from  __________  to  _________

                         Commission file number 0-19566

                           EARTH SEARCH SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

              Utah                                       87-0437723
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

1729 Montana Highway 35, Kalispell, Montana                59901
(Address of principal executive offices                  (Zip Code)

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

Number of shares of Common Stock outstanding at March 31, 2005: 72,762,836

Documents incorporated by reference.

This Form 10-K consists of 41 pages, which includes exhibits.

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

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 5 -    Market for the Registrant's Common Stock Equity and
              Related Shareholder Matters. . . . . . . . . . . . . . . . . . .10
Item 6 -    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .13
Item 7 -    Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . . . .14
Item 7A-    Quantitative and Qualitative Disclosures About Market Risk . . . .21
Item 8 -    Financial Statements and Supplementary Data. . . . . . . . . . . .22
Item 9 -    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure . . . . . . . . . . . . .22

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

Item 10 -   Directors and Executive Officers of the Registrant . . . . . . . .23
Item 11 -   Executive Compensation . . . . . . . . . . . . . . . . . . . . . .24
Item 12 -   Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . . . . .26
Item 13 -   Certain Relationships and Related Transactions . . . . . . . . . .27

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

Item 14 -   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31

                                     PART I

ITEM 1. BUSINESS

Organization
-------------

     Earth Search Sciences, Inc. (the Company) was incorporated in 1984 under the laws of the state of Utah.

Corporate Focus
----------------

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

Customers  and  Geographic  Areas  of  Business
-----------------------------------------------

     In fiscal 2005, the Company operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. In fiscal 2004, the Company's sensors were operated in the United States and abroad. Contracts to operate the sensors in the United States as an ecological, mining, agricultural, hydrocarbon, and target identification contributed $220,625 and $258,843 to revenue in 2005 and 2004 respectively.

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

     In October of 2002, Terranet, Inc. a subsidiary company, received notice of a judgment issued by the Supreme Court of British Columbia in regards to monies owed resulting from a contract with plaintiff Cal Data Ltd., of Vancouver, B.C. The plaintiff alleged that seventy-five thousand dollars was overdue from invoices for services dating from January of 2002 to October, 2002. Terranet, Inc. has no assets or operations and has not accrued any liability associated with this demand in its financial statements.

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

                       Quarter Ended              High       Low
                       -------------              ----       ----
                    June 30, 2003                  .08        .08
                    September 30, 2003             .05        .05
                    December 31, 2003              .04        .03
                    March 31, 2004                 .01        .01

                    June 30, 2004                 .017       .015
                    September 30, 2004            .007       .006
                    December 31, 2004             .006       .004
                    March 31, 2005                 .40        .30

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

                                                                                           (c)
                                                                                   Number of securities
                                                                                 remaining available for
                                        (a)                       (b)             future issuance under
                            Number of securities to be      Weighted-average       equity compensation
                              issued upon exercise of      exercise price of         plans (excluding
                               outstanding options,       outstanding options,   securities reflected in
Plan category                   warrants and rights       warrants and rights           column (a)
--------------------------  ---------------------------  ----------------------  ------------------------
Equity compensation plans
approved by security
holders (1)                                           -                       -                         -

Equity compensation plans
not approved by security
holders (2)                                  21,837,500  $                 1.07                         -

Total                                        21,837,500  $                 1.07                         -

     (1) The Company's stock options and warrants have not been approved by security holders
     (2) Excludes options for 4,000,000 shares issued as part of the acquisition of STDC

Securities authorized for private placement issuance under subsidiary companies
-------------------------------------------------------------------------------

The subsidiary companies of Terranet, Inc. Petro Probe, Inc. and Eco Probe, Inc have issued shares of common stock to private placement investors, all of which were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities. Eco Probe and Terranet currently have no assets or operations

ITEM 6. SELECTED FINANCIAL DATA

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

                                                  As of or for the fiscal year ended
                                    2005           2004           2003           2002           2001
                                ------------------------------------------------------------------------
Operating revenue               $    415,702   $    516,490   $    786,208   $  5,044,498   $ 2,678,986
Net loss                        $  5,185,527     (4,188,650)    (5,354,184)   (16,797,081)   (6,636,480)
Net loss per common share       $      (0.94)         (8,62)         (0.03)         (0.11)        (0.05)
Total assets                    $    665,940      1,233,573      4,091,566      7,096,591    19,710,126
Long-term obligations           $    376,373      4,286,233      4,700,365      4,687,895     5,253,135
Stockholders' (deficit) equity  $(17,303,576)   (18,690,393)   (14,879,965)   (11,310,331)    2,346,846
Cash dividends declared                    -              -              -              -             -

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

     Loss on impairment of fixed assets was $386,628 in 2005 compared with $2,469,072 in 2004. General and administrative costs were $4,357,053 in 2005 compared with $1,162,706 in 2004.

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

     The Company recognized a net loss of $5,185,527 in fiscal 2005 compared with a net loss of $4,188,650 in 2004. The loss on a per share basis was $0.94 and $8.62 in fiscal 2005 and 2004.

Liquidity  and  Capital  Resources
----------------------------------

     Net cash used in operating activities was $38,872 in 2005. Net cash used in operating activities was $575,331 in 2004, resulting primarily from payments for salaries and services and changes in current assets and liabilities.

     Capital expenditures for March 31, 2004 were primarily for purchases of working capital interests in hydrocarbon properties.

     At March 31, 2005 and 2004, the Company had cash of $9,175 and $11,753 and a working deficit of $17,482,151 and $15,440,818, respectively.

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

Critical  Accounting  Policies
------------------------------


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM  9A.  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    PART III
                                    --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2005 to the present.

          NAME       AGE                POSITION
          ----       ---                --------
     Larry F. Vance   70  Chairman and Chief Executive Officer

     Tami J Story     42  Director Secretary/Treasurer/Director

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

ITEM 11. EXECUTIVE COMPENSATION

Table below summarizes information on Executives and Directors compensation

                                                 SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                   Annual Compensation                     Awards              Payouts
                          --------------------------------------------------------------------------------------------------
                                                                   Restricted           Securities
                                                    Other Annual      Stock     Stock   Underlying     LTIP      All other
Name and Principal        Fiscal   Salary   Bonus   Compensation    Award(s)    Option   options/    payouts   Compensation
Position                   Year     ($)      ($)         ($)           ($)      Grants   SARS (#)      ($)          ($)
----------------------------------------------------------------------------------------------------------------------------
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

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                            OPTION/SAR VALUES


                                              Number of securities          Value of Unexercised In-the
                                             underlying unexercised               Money Options at
                                                options at FY-End                    FY-End ($)
                   Shares
                 Acquired on     Value
Name              Exercise    Realized ($)  Exercisable/Unexercisable        Exercisable/Unexercisable
---------------  -----------  ------------  -------------------------       ----------------------------
Larry Vance                -             -        4,500,000/3,000,000  (1)                           0/0
John Peel                  -             -        4,500,000/3,000,000  (1)                           0/0
Rory J. Stevens            -             -          375,000/1,500,000  (1)                           0/0
Tami Story                 -             -          750,000/3,000,000  (1)                           0/0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of the Company's Common Stock as of March 31, 2005 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

                                     Amount and nature
     Name and address of beneficial    of beneficial     Percent of
                 owner                  ownership (1)       class
     ------------------------------  ------------------  -----------
     Larry Vance                         54,660,644 (2)         74 %
     P.O. Box 763
     Lakeside, MT  59922

     Tami Story                             12,069,714           16%
     P.O. Box 763
     Lakeside, MT  59901

     All directors and officers             66,730,358           90%

___________________________
(1) All shares are held directly with sole voting and investment power unless otherwise indicated.
(2) Includes 4,439 shares held by Universal Search Technology, a private company owned by Mr. Vance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Malone & Bailey, PC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended March 31, 2004 and March 31, 2005. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

     Malone & Bailey, PC was paid aggregate fees of approximately $37.500.00 for the fiscal years ended March 31, 2004 and 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSBduring these fiscal years.

Audit-Related Fees

     Malone & Bailey, PLLC was not paid any additional fees for the fiscal year ended March 31, 2004 and March 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

     Malone & Bailey, PLLC was not paid any aggregate fees for the fiscal years ended March 31, 2004 and March 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

     Malone & Bailey, PLLC was paid no other fees for professional services during the fiscal years ended March 31, 2004 and March 31, 2005.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

  21.1.1 List of Subsidiaries (Incorporated by reference to Exhibit 21.1.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000)

  (b) The Registrant filed the Following Reports on Form 8-K during the quarter ended March 31, 2005:

               Date of Report              Item Reported
               --------------              -------------
               May 27, 2005                     5
               January 12, 2005                 8.01

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EARTH SEARCH SCIENCES, INC.



                                       By /s/ Larry F. Vance
                                       Larry F. Vance
                                       Chairman
                                       Date:  August 8, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title
/s/ Larry F Vance     Chairman and Director
Larry F. Vance
Date: August 8, 2005


/s/ Tami Story        Corporate Secretary and Treasurer and Director
Tami J. Story
Date: August 8, 2005

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

As discussed in Note 13 to the financial statements, errors resulting in an overstatement of assets, understatement of accounts payable and expenses were discovered by management in 2005. Accordingly, adjustments have been made as of March 31, 2004 and March 31, 2005 to correct the error.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 18, 2005

                           EARTH SEARCH SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005


    ASSETS
Current Assets
    Cash                                      $      9,175
    Accounts receivable, net of $0 allowance
      for doubtful accounts                         64,905
    Loan costs, net of $6,514
      accumulated amortization                      36,912
                                               ------------
Total Current Assets                               110,992
                                               ------------
Oil and gas properties, using successful
efforts accounting
    Proved properties                              255,422
    Unproved properties                            416,573
    Less accumulated depletion                    (213,242)

Property and equipment, net of $624,137
      accumulated depreciation                     512,768
                                              -------------
TOTAL ASSETS                                  $  1,082,513
                                              =============
    LIABILITIES
Current Liabilities
    Notes payable                             $  1,051,056
    Capital lease obligation                     3,805,754
    Accrued officers' compensation                 667,986
    Accounts payable                             9,554,805
    Accrued expenses                                77,978
    Due to related parties                         691,942
    Investor deposit                               377,215
    Shareholder loans                            1,356,784
                                              -------------
Total Current Liabilities                       17,583,520
                                              -------------
Long Term Liabilities
    Notes payable less current portion             415,941
                                              -------------
Total Liabilities                               17,999,461
                                              -------------

Commitments and contingencies                            -

    STOCKHOLDERS' DEFICIT
Series A preferred stock; 200,000 shares
  authorized, none issued and outstanding;
  liquidation preference $1,000,000                      -
Common stock, $.001 par value; 200,000,000
  shares authorized; 72,762,836 shares
  issued and outstanding                            72,762
Additional paid in capital                      42,518,196
Treasury stock                                    (200,000
Accumulated deficit                            (59,307,906)
                                              -------------
Total Stockholders' Deficit                    (16,916,948
                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $  1,082,513
                                              =============

      See accompanying summary of accounting policies and notes to financial statements

                           EARTH SEARCH SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2005 and 2004


                                                    (Restated)
                                        2005           2004
                                   --------------  ------------
Revenue                            $     415,702   $   516,490
Cost of revenue                         (237,156)     (670,008)
                                   --------------  ------------
Gross margin                             178,546      (153,518)
                                   --------------  ------------
Expenses
  General & administrative             4,357,053     1,162,706
  Impairment                                   -     2,469,072
                                   --------------  ------------
  Total Expenses                       4,357,053     3,631,778
                                   --------------  ------------
Loss from operations                  (4,178,507)   (3,785,296)
Other income (expenses)
  Debt forgiveness                        38,788             -
  Interest income                              -         2,848
  Interest expense                      (659,180)     (686,092)
                                   --------------  ------------
Loss before minority interest         (4,798,899)   (4,468,540)
Minority interest in losses of
  consolidated subsidiaries                    -       279,890
                                   --------------  ------------
Net loss                           $  (4,798,899)  $(4,188,650)
                                   ==============  ============
Basic and diluted loss per share   $       (0.87)  $     (8.62)
Weighted average common
  shares outstanding                   5,545,079       485,764

        See accompanying summary of accounting policies and notes to financial statements

                                   EARTH SEARCH SCIENCES, INC.
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                               Years Ended March 31, 2005 and 2004


                                                Preferred Stock                Common Stock
                                            Shares           Amount         Shares       Amount
                                       ----------------  ---------------  ----------  -----------
Balance at March 31, 2003                            -   $            -      476,135  $       476

Issuance of common stock for
    services rendered                                -                -        9,629           10

Stock option expense                                 -                -            -            -

Net loss                                             -                -            -            -
                                       ----------------  ---------------  ----------  -----------
Balance at March 31, 2004 (restated)                 -                -      485,764          486

Issuance of common stock for debt
    to related parties                                                        39,216           39

Issuance of common stock for debt                    -                -       80,313           80

Issuance of common stock for
    services rendered                                                      2,604,907        2,605

Issuance of common stock for
    accrued compensation                             -                -      214,922          215

Issuance of preferred stock for
    accrued compensation                     2,761,928           2,762             -            -

Issuance of common stock for
    loan and interest conversion                     -                -        4,191            4

Conversion of preferred stock to
    common stock                            (2,761,928)         (2,762)   69,048,200       69,048

Issuance of common stock for accrued
    legal settlement                                 -                -      285,323          285

Related party release of debt                        -                -            -            -

Net loss                                             -                -            -            -
                                       ----------------  ---------------  ----------  -----------
Balance at March 31, 2005                            -   $            -   72,762,836  $    72,762
                                       ================  ===============  ==========  ===========

                          See accompanying summary of accounting policies
                               and notes to financial statements

                                    EARTH SEARCH SCIENCES, INC.
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                Years Ended March 31, 2005 and 2004


                                         Additional
                                          Paid-in       Accumulated      Treasury
                                          Capital         Deficit         Stock           Total
                                       --------------  -------------  --------------  -------------
Balances at March 31, 2003             $  35,639,916   $(50,320,357)  $    (200,000)  $(14,879,965)

Issuance of common stock for
    services rendered                         46,212              -               -         46,222

Stock option expense                           3,880              -               -          3,880

Net loss                                           -     (4,188,650)              -     (4,188,650)
                                       --------------  -------------  --------------  -------------
Balance at March 31, 2004 (restated)      35,690,008    (54,509,007)       (200,000)   (19,018,513)

Issuance of common stock for debt
    to related parties                        19,961              -               -         20,000

Issuance of common stock for debt             64,927              -               -         65,007

Issuance of common stock for
    services rendered                      3,648,756              -               -      3,651,361

Issuance of common stock for
    accrued compensation                     140,225              -               -       140,440-

Issuance of preferred stock for
    accrued compensation                   1,032,961              -               -      1,035,723

Issuance of common stock for
    loan and interest conversion               2,301              -               -          2,305

Conversion of preferred stock to
    common stock                             (66,286)             -               -              -

Issuance of common stock for accrued
    legal settlement                         327,836              -               -        328,121

Related party release of debt              1,657,507              -               -      1,657,507

Net loss                                           -     (4,798,899)              -     (4,798,899)
                                       --------------  -------------  --------------  -------------
Balance at March 31, 2005                 42,518,196    (59,307,906)       (200,000)   (16,916,948)
                                       ==============  =============  ==============  =============

                             See accompanying summary of accounting policies
                                   and notes to financial statements

                                EARTH SEARCH SCIENCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended March 31, 2005 and 2004


                                                                 (restated)
                                                                    2005           2004
                                                               -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (4,798,899)  $(4,188,650)
Adjustments to reconcile net loss to
   cash used in operating activities:
Employee stock option vesting expense                                     -         3,879
Common stock issued for services
   and interest expense                                           3,653,666        46,222
Common stock issued for legal settlement                            328,121             -
Loss attributed to minority interest                                      -      (279,890)
Depreciation, amortization and depletion                            151,038       369,324
Asset impairment                                                          -     2,469,072
Forgiveness of debt                                                  38,788
Changes in assets and liabilities:
   Accounts receivable                                               44,337        59,941
   Other current assets                                              39,007       (39,797)
   Accounts payable and accrued expenses                             16,485       420,824
   Accrued interest                                                 181,857       164,906
   Accrued officers compensation                                    336,672       398,837
                                                               -------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                (8,928)     (575,331)
                                                               -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                (85,902)     (336,474)
                                                               -------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                               (85,902)     (336,474)
                                                               -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans, net                                171,591       562,500
Proceeds from liquidation of escrow-                                      -        90,000
Repayments on notes payable                                         (79,339       (76,624)
                                                               -------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            92,252       575,876
                                                               -------------  ------------
NET CHANGE IN CASH                                                   (2,578)     (335,929)
CASH AT BEGINNING OF PERIOD                                          11,753       347,682
                                                               -------------  ------------
CASH AT END OF PERIOD                                          $      9,175   $    11,753
                                                               =============  ============

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash flow information:
   Interest paid                                               $          -   $   199,827
   Taxes paid-                                                            -             -

Non-cash financing and investing activities:
   Common Stock issued for accounts payable                          65,007             -
   Preferred stock issued for accrued payroll                        41,219             -
   Preferred stock issued for deferred officer's compensation       994,504             -
   Common stock issued for accrued payroll                          140,440             -
   Contribution to capital from related party
     release of debt                                              1,657,507             -
   Shares issued for payment of related party loans                  20,000             -

                         See accompanying summary of accounting policies
                               and notes to financial statements

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

In fiscal 2005 and 2004, ESSI operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $192,297 and $258,000 to revenue in fiscal 2005 and 2004 respectively.

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

RECENTLY-ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not currently expected to have a material impact on the financial statements of the Company during the calendar year 2006.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ESSI incurred recurring net losses of$4,798,899 and $4,188,650 for fiscal 2005 and 2004, respectively, has an accumulated deficit of $59,307,906 and a working capital deficit of $17,472,528 of March 31, 2005. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consist  of  the  following:

                                                        March 31,
                                                Life      2005
                                              -------  ----------
        Aircraft                                   10  $ 925,795
        Equipment                                   5    211,111
                                                       ----------
                                                       1,136,906

     Less: accumulated depreciation                     (624,137)
                                                       ----------
                                                       $ 512,768
                                                       ==========


     Depreciation expense totaled $112,658 and $339,116 in fiscal 2005 and 2004, respectively.

NOTE  4  -  OIL  AND  GAS  INTERESTS

     In fiscal 2005, ESSI paid $101,849 for drilling on two existing properties and sold a portion of its interests to others on those two properties for $15,947.

     ESSI recognized approximately $223,000 and $257,000 in revenue from the producing property in fiscal 2005 and 2004 respectively. Depletion was $38,025 and $30,208 in fiscal 2005 and 2004 respectively.

     In fiscal 2004 ESSI wrote-off $ 439,472 of previously capitalized costs on properties that were determined to be uneconomical wells.

     Supplemental information (unaudited)

                                                    Successful
     Capitalized costs relating to oil and gas       Efforts
     producing activities at March 31, 2005        -----------
       Proved oil and gas properties               $  255,422
       Unproved oil and gas properties                416,573
       Less accumulated depletion                    (213,242)
                                                   -----------
     Net capitalized costs                         $  458,753
                                                   ===========

     Costs incurred in oil and gas producing
     activities for the years ended                  2005         2004
     March 31, 2005 and 2004                     ----------   -----------
     Property acquisition costs
       Proved                                    $        -   $    5,803
       Unproved                                      85,902      330,671

     Results of operations for oil and gas
     producing activities for the years ended
     March 31, 2005 and 2004
       Oil and gas sales                         $  223,405   $  265,050
       Development Costs                                  -       (7,403)
       Depletion                                    (38,025)     (30,208)
       Impairment                                         -     (439,472)
                                                 ----------   -----------
     Results of operations for oil and gas
     producing activities (excluding corporate
     overhead and financing costs)               $  185,380   $ (212,033)
                                                 ==========   ===========

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

                                                        2005                       2004
                                                  Oil           Gas          Oil          Gas
                                                 (Bbls)        (Mcf)        (Bbls)       (Mcf)
                                               ----------  ------------  -----------  -----------
     Proved developed and undeveloped
     Reserves
       Beginning of year                          13,356     5,271,000       18,283    9,700,000
       Revisions of previous estimates           (13,343)   (5,181,709)           -   (2,655,220)
       Production                                    (13)      (42,291)      (4,927)  (1,773,780)
                                               ----------  ------------  -----------  -----------
     End of Year                                       -        47,000       13,356    5,271,000
                                               ==========  ============  ===========  ===========
     Proved developed reserves
       Beginning of year                          13,356     5,271,000       18,283    9,700,000
       End of year                                     -        47,000       13,356    5,271,000

     Standardized measure of                                   2005                      2004
     discounted future net cash flows                      ------------               -----------
     at March 31, 2005 and 2004
       Future cash inflows                                 $   421,663                $  547,905
       Future production costs                                 (13,414)                  (23,097)
       Future development costs                                (27,824)                  (23,346)
       10% annual discount for estimated
         timing of cash flows                                 (177,787)                  (79,799)
                                                           ------------               -----------
     Standardized measure of discounted
     future net cash flows relating to
     proved oil and gas reserves                           $   202,638                $  421,663
                                                           ============               ===========

     The following reconciles the change in the standardized measure of discounted future net cash flows for fiscal 2005 and 2004

                                                     2005         2004
                                                 -----------  -----------
     Beginning of the year                       $  421,663   $  856,845
     Sales of oil and gas, net of production
       Costs                                       (223,405)    (257,647)
     Net changes in prices and production
       Costs                                          9,683       30,022
     Development costs incurred during the
       year which were previously estimated-              -        7,403
     Revisions of previous quantity estimates        (9,761)    (161,697)
     Net change in future estimated
       development costs                              4,458      (53,263)
                                                 -----------  -----------
     End of year                                 $  202,638   $  421,663
                                                 ===========  ===========

NOTE  5  -  NAVAL  EARTHMAP  OBSERVER  (NEMO)  PROJECT

In May 2002, ESSI received notification from the ONR indicating that the performance period for the agreement governing the NEMO project had ended. The related unpaid receivable of $814,895 as of March 31, 2003 has been fully reserved and no payments have been received since that date.

Included in accounts payable as of March 31, 2005 is $8,216,424 in unpaid accounts payable to NEMO subcontractors and vendors.

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
                                                    ============

Additionally, ESSI has an outstanding balance of approximately $3,805,000 in unpaid principle and interest to an individual. As of March 31, 2005, a mutual release of the debt had been signed. See Note 14 for details.

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

                                           Business  Segment  Information  for  Fiscal  Year  2005

                                     Airborne
                                   Hyperspectral      Satellite      Oil and Gas     Other
                                     Services        Development      Properties   Industries     Combined
                                   ---------------  --------------  -------------  -----------  -------------
Revenue                            $      192,297   $           -   $     223,406  $         -  $     415,702
                                   ===============  ==============  =============  ===========  ==============
Operating Income (Loss)            $   (4,332,594)  $     (24,183)  $     178,271  $         -  $  (4,178,506)
                                   ===============  ==============  =============  ===========  ==============

Debt forgiveness                           38,788               -               -            -         38,788
Interest expense                        (659,1801)              -               -            -       (659,181)
Loss from continuing
  operations before income taxes
  and minority interest                (4,952,987)        (24,183)        178,271            -     (4,798,899)

Total Assets at 3/31/05            $      580,690   $         762   $     501,061            -  $   1,082,513
                                   ===============  ==============  =============  ===========  ==============
Depreciation and amortization
   for the period ended 3/31/05    $      112,658   $           -   $      38,025            -  $     150,683
                                   ===============  ==============  =============  ===========  ==============
Capital expenditures for the
  period ended 3/31/05             $            -   $           -   $      85,902            -  $      85,902
                                   ===============  ==============  =============  ===========  ==============

                                            Business  Segment  Information  for  Fiscal  Year  2004

                                      Airborne
                                    Hyperspectral     Satellite     Oil and Gas      Other
                                      Services       Development     Properties    Industries      Combined
                                   ---------------  --------------  -------------  ------------  ------------
Revenue                            $      258,843   $           -   $    257,647              -  $   516,490
                                   ===============  ==============  =============  ============  ============
Operating Income (Loss)            $   (3,644,917)  $      (1,676)  $   (138,703)             -  $(3,785,296)
                                   ===============  ==============  =============  ============  ============

Interest income                             2,556             292              -              -        2,848
Interest expense                         (686,080)            (12)             -              -     (686,092)
Loss from continuing
  operations before income taxes
  and minority interest                         -               -              -              -   (4,468,540)

Total Assets at 3/31/04            $      735,067   $      24,946   $    473,560              -  $ 1,233,573
                                   ===============  ==============  =============  ============  ============
Depreciation and amortization
   for the period ended 3/31/04    $      339,116   $           -   $     30,208              -  $   369,324
                                   ===============  ==============  =============  ============  ============
Capital expenditures for the
  period ended 3/31/04             $            -   $           -   $    336,474              -  $   336,474
                                   ===============  ==============  =============  ============  ============

NOTE  10  -  INCOME  TAXES

ESSI recorded no provision for income taxes in fiscal 2005 and 2004 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                        March 31,
                                                   2005           2004
                                              --------------  -------------
     Operating loss carryforwards             $  16,946,461   $ 15,364,448
     Other deferred tax assets                    1,158,986      1,158,986
                                              --------------  -------------
     Deferred tax assets                         18,105,447     16,523,434
     Deferred tax assets valuation allowance    (18,105,447)   (16,523,434)
                                              --------------  -------------
                                              $           -   $           -
                                              ==============  =============

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

                                Shares
                                under        Weighted-average
                                option        exercise price
                              ------------  ------------------
     Balance, March 31,2003        57,845   $             428
     Options granted                   --                  --
     Options cancelled             (2,313)               (228)
     Options exercised                 --                  --
                              ------------  ------------------
     Balance, March 31, 2004       55,532                 436
     Options granted                   --                  --
     Options cancelled               (939)                (84)
     Options exercised                 --                  --
                              ------------  ------------------
     Balance, March 31, 2005       54,593   $             442
                              ============  ==================

Options  outstanding  and  exercisable  as  of  March  31,  2005:

                      - - Outstanding - -      Exercisable
                     Number       Remaining       Number
Exercise Price      of Shares        life       of Shares
---------------  --------------  ------------  -----------
   $  20                    625        1 year          625
      28                    375       2 years          375
      56                    906       .5 year          906
      56                    312        1 year          312
      60                    875       .5 year          875
      84                 12,500        1 year       12,500
      140                   875       .5 year          875
      200                 8,750       2 years        8,750
      400                 6,875       2 years        6,875
      600                 7,500       2 years        7,500
      800                 7,500       2 years        7,500
      1,000               7,500       2 years        7,500

                 --------------                -----------
                         54,593                     54,593
                 ==============                ===========

NOTE  12  -  STOCK  ISSUANCES

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

During the fourth quarter of fiscal 2005, two majority shareholders signed releases of debt related to their accrued compensation through

March 31, 2004.The releases were for $1,657,507. The transaction has been recorded as a contribution to capital. Additionally, two employees signed releases of accrued compensation totaling $38,788. This has been recorded as debt forgiveness income.

NOTE 13 - RESTATEMENT

ESSI agreed to a legal settlement in July 2003. The settlement required ESSI to issue a number of shares equal to an agreed upon amount of $328,121. ESSI did not previously account for the settlement, therefore, the fiscal 2004 year's accounts payable, general and administrative expense and retained earnings was understated by $328,121. All amounts have been adjusted as if the transaction was accounted for in July 2003.

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

LITIGATION In November 2000, a lawsuit was filed against ESSI by a vendor. The vendor alleged that ESSI did not issue them 500,000 shares of ESSI's common stock, which it is owed pursuant to a written agreement between the vendor and ESSI in which the vendor agreed to perform certain services for ESSI in return for cash and ESSI's common stock. The relief sought by the vendor in the lawsuit includes significant compensatory and punitive damages; however, ESSI believes that it will be able to settle the lawsuit for less than the relief sought. ESSI has recorded a contingency loss accrual of $185,000. It is management's opinion that the loss accrual is their best estimate of the potential liability and associated legal costs of the dispute. ESSI filed counterclaims in May 2002 and there has been no activity since that date.

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

During June 2005, ESSI issued 200,000 shares of common stock and 100,000 warrants to purchase common stock for $55,774 in debt. The shares were valued at $42,000. The warrants had a fair value of $17,182, are exercisable at the holder's option at any time for one year. 50,000 are exercisable at $0.50 and 50,000 are exercisable at $0.25.