Form 10QSB
period 2005-06-30
EARTH SEARCH SCIENCES INC
filed 2005-08-22
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended:  JUNE 30, 2005
                           Commission File No. 0-19566

                           EARTH SEARCH SCIENCES, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

              UTAH                                         87-0437723
(State or other Jurisdiction of                         (IRS Employer ID)
Incorporation or Organization)


                    306 STONER LOOP ROAD, LAKESIDE, MT 59922
                    ----------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

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

The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2005, covered by this report: 74,673,648 shares. The
                                                    ----------
registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2005

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                    PAGE
                                                              ----

         Consolidated Balance Sheets as of June 30, 2005       3

         Consolidated Statements of Operations for the Three
           Months Ended June 30, 2005 and 2004 (unaudited).    4

         Consolidated Statements of Cash Flows for the Three
           Months Ended June 30, 2005 and 2004 (unaudited).    5

         Selected Notes to Consolidated Financial Statements   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS       7-9


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

Earth Search Sciences, Inc.
Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                                  June 30, 2005
                                                                   (unaudited)
                                                                 ---------------
Assets
Current assets:
  Cash                                                           $       25,107
  Accounts receivable, net of $0 allowance for doubtful accounts         74,350
  Loan costs, net of $25,618 accumulated amortization                   234,027
                                                                 ---------------
Total current assets                                                    333,484

Oil and gas properties using successful efforts accounting

  Proved properties                                                     255,422

  Less accumulated depletion                                           (218,416)

Property and equipment, net $650,369 accumulated depreciation           486,537
                                                                 ---------------
TOTAL ASSETS                                                     $      857,027
                                                                 ===============

Liabilities
Current liabilities:
  Current portion of notes payable                               $    1,036,045
  Capital lease obligation                                            3,855,480
  Accrued officers' compensation                                        741,368
  Account payable                                                     9,225,397
  Accrued expenses                                                      105,160
  Due to related parties                                              1,057,567
  Investor deposit                                                      377,715
  Shareholder loans                                                   1,471,353
                                                                 ---------------
Total current liabilities                                            17,870,085

Long Term Liabilities
  Notes payable less current portion                                    369,369
                                                                 ---------------
Total liabilities                                                    18,239,454
                                                                 ---------------

Commitments and contingencies                                                 -
Stockholders' Deficit
  Series A preferred stock; 200,000 shares authorized,
    issued and outstanding; liquidation preference $1,000,000                 -
  Common stock, $.001 par value; 200,000,000 shares
    authorized; 74,673,648 shares, issued and outstanding                74,673
  Additional paid-in capital                                         43,174,345
  Treasury stock                                                       (200,000)
  Accumulated deficit                                               (60,431,445)
                                                                 ---------------
  Total Stockholders' Deficit                                       (17,382,427)
                                                                 ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $      857,027
                                                                 ===============

Earth Search Sciences, Inc.
Consolidated Statements of Operations (unaudited)
----------------------------------------------------------------------------------------


                                                                 For the Three Months
                                                                    Ended June 30,
                                                             ---------------------------
                                                                 2005          2004
                                                             ------------  -------------
Revenue                                                      $    73,881   $     61,765

Expenses

  General and administrative                                    (603,799)      (253,502)
                                                             ------------  -------------
Loss from operations                                            (529,918)      (191,737)

Other income (expense)
  Interest expense                                              (206,992)      (179,450)
                                                             ------------  -------------

Net loss                                                     $  (736,910)  $   (371,187)
                                                             ============  =============

Basic and diluted loss per share                             $     (0.01)  $      (0.76)

Weighted average common shares outstanding                    73,803,388        485,764

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)
---------------------------------------------------------------------------------------------------


                                                                              For the Three Months
                                                                                  Ended June 30,
                                                                                2005        2004
                                                                             ----------  ----------
Cash flows from operating activities:
Net loss                                                                     $(736,910)  $(371,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services                                                             362,198           -
Warrants for services                                                           17,182           -
Depreciation, amortization and depletion                                        50,471      29,586
Changes in assets and liabilities
  Accounts receivable                                                           (9,447)     51,912
  Other current assets                                                             500      11,086
  Accounts payable and accrued expenses                                         47,831     110,450
  Accounts payable to related parties                                           45,512
  Accrued interest                                                              49,726      85,748
  Deferred officers' compensation                                               73,382      60,000

Net cash used in operating activities                                          (99,555)    (22,405)
                                                                             ----------  ----------
Cash flow from investing activities:
  Capital expenditures                                                               -           -
                                                                             ----------  ----------
Net cash used in investing activities                                                -           -
                                                                             ----------  ----------

Cash flows from financing activities:
  Repayments on notes payable                                                  (22,013)    (20,295)
  Proceeds from sale of stock                                                   62,500           -
  Proceeds from shareholder loans, net                                          75,000      49,000
                                                                             ----------  ----------
Net cash provided by financing activities                                      115,487      28,705
                                                                             ----------  ----------

Net increase in cash                                                            15,932       6,300
Cash at beginning of period                                                      9,175      11,753
                                                                             ----------  ----------
Cash at end of period                                                        $  25,107   $  18,053
                                                                             ==========  ==========

Supplemental Disclosures:

  Income taxes paid                                                          $       -   $       -
  Interest paid                                                                      -           -


Equity issued for loan extension                                               215,826           -

                           EARTH SEARCH SCIENCES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - EQUITY

During the quarter ended June 30, 2005:

     - Earth Search issued 507,312 shares valued at $129,159 to various individuals for consulting services.

     - 800,000 shares were issued to current and past directors as a bonus for past services. The shares were valued at $208,000.

     - 250,000 shares were issued to a consultant for $62,500 cash and $25,000 for services.

     - 353,500 shares valued at $123,725 were issued to a debtor for a six month loan extension to December 15, 2005. In addition to the shares issued, the debtor received 350,000 warrants valued at $92,494. The warrants are immediately exercisable at $0.50 at the holder's option for one year from the grant date, April 5, 2005. Other variables used in determining the value of the warrants were volatility of 209% and a discount rate of 2%.

     - 100,000 warrants valued at $17,182 were issued to consultants for services. 50,000 warrants are exercisable at $0.50 and 50,000 are exercisable at $0.25. The warrants are immediately exercisable at the holder's option for one year from the grant date, June 22, 2005. Other variables used in determining the value of the warrants were volatility of 209%, and a discount rate of 2%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS
-----------------------

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

At this point, ESSI has also succeeded in generating revenue from its involvement in oil and gas exploration and exploitation. Currently earning approximately $300,000 to $400,000 per year in revenue, the company's wholly owned (98%) subsidiary, Petro Probe is continuing to be active in seeking new oil and gas development opportunities.new drilling programs and acquisition of properties and is expected to make a major contribution to the company's business plan.

The higher oil prices in 2005, along with higher demand for basic minerals, has spurred new interest in the Company's holdings and exploration technology improvements.

The Company recognized revenue of $73,881 in the first quarter of 2006 compared with $61,765 in the first quarter of 2005. Included in the first quarter of 2006 is $38,581 in revenue from Oil and Gas Properties compared to $61,765 in revenue in the first quarter of 2005.

Except for fractional ownership and several wells on oil and gas producing properties, ESSI has no other active operations at this time.

The Company recognized cost of revenue of $0 in the first quarter of 2006 and 2005.

General and administrative expenses for the first quarter of 2006 were $603,799 compared with $253,501 in the first quarter of 2005.

Interest expense for the three months ended June 30, 2005 and 2004 was $206,992 and $179,450, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Net  cash  used  in  operating activities was $99,555 for the three months ended
June 30, 2005 resulting primarily from a net loss of $736,910 net of certain non-cash expenses. Net cash used in operating activities was $22,405 for the three months ended June 30, 2004, resulting primarily from a net loss of $371,187 net of certain non-cash expenses.

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

FUTURE  OPERATIONS
------------------

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

     (1) contracts that produce revenues from the application of remote sensing;
     (2) the development of additional miniaturized remote sensing instruments and newer generation airborne instruments to replace the PROBE-1 model.
     (3) the integration of other advanced technology exploration instruments with the PROBE-1 to offer clients a "one-stop" convenience;
     (4) the development of promising mineral, oil and gas properties identified by utilization of the company's existing imagery database.
     (5) The acquisition of licenses or options to new technologies for minerals or oil and gas production that can assist the company to become a resource developer and producer as a exploration vehicle.

The company will continue to develop a market for its securities under the new trading symbol ESSE.

LITIGATION

The company entered into a civil law suit in the United States District Court for the Eastern District of Virginia as a plaintiff along with its subsidiary company, Space Technology Development Corporation. The company charged that The Boeing Company caused the plaintiffs substantial damages as a direct result of their breach of the covenant of good faith and fair dealing.

                                     PART II

OTHER  INFORMATION  REQUIRED
----------------------------

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

                                        EARTH SEARCH SCIENCES, INC.



Date:  August 22, 2005                  /s/  Larry F Vance
                                        -----------------------------
                                        Chief Executive Officer