Form 10-K/A
period 2005-03-31
EARTH SEARCH SCIENCES INC
filed 2005-10-05
CIK 752634

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


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 18, 2005

                           EARTH SEARCH SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005


                                               (Restated)
                                              -------------
    ASSETS
Current Assets
    Cash                                      $      9,175
    Accounts receivable, net of $0 allowance
      for doubtful accounts                         64,905
    Loan costs, net of $6,514
      accumulated amortization                      36,912
                                              -------------

Total Current Assets                               110,992
                                              -------------

Oil and gas properties, using successful
efforts accounting
    Proved properties                              255,422
    Less accumulated depletion                    (213,242)
Property and equipment, net of $624,137
      accumulated depreciation                     512,768
                                              -------------

TOTAL ASSETS                                  $    665,940
                                              =============
    LIABILITIES
Current Liabilities
    Notes payable                             $  1,051,054
    Capital lease obligation                     3,805,754
    Accrued officers' compensation                 667,986
    Accounts payable                             9,204,749
    Accrued expenses                                77,978
    Due to related parties                       1,012,055
    Investor deposit                               377,215
    Shareholder loans                            1,396,352
                                              -------------

Total Current Liabilities                       17,593,143

Long Term Liabilities
    Notes payable less current portion             376,373

Total Liabilities                               17,969,516
                                              -------------


Commitments and contingencies                            -

    STOCKHOLDERS' DEFICIT
Series A preferred stock; 200,000 shares
  authorized, none issued and outstanding;
  liquidation preference $1,000,000                      -
Common stock, $.001 par value; 200,000,000
  shares authorized; 72,762,836 shares
  issued and outstanding                            72,762
Additional paid in capital                      42,518,196
Treasury stock                                    (200,000)
Accumulated deficit                            (59,694,534)
                                              -------------

Total Stockholders' Deficit                    (17,303,576)
                                              -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $    665,940
                                              =============

      See accompanying summary of accounting policies and notes to financial statements

                           EARTH SEARCH SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2005 and 2004

                                    (Restated)    (Restated)
                                       2005          2004
                                   ------------  ------------
Revenue                            $   415,702   $   516,490
Cost of revenue                       (237,156)     (670,008
                                   ------------  ------------
Gross margin                           178,546      (153,518
                                   ------------  ------------

Expenses
General & administrative             4,357,053     1,162,706
Impairment                             386,628     2,469,072
                                   ------------  ------------

Total Expenses                       4,473,681     3,631,778
                                   ------------  ------------

Loss from operations                (4,565,135)   (3,785,296)
Other income (expenses)
Debt forgiveness                        38,788             -
Interest income                              -         2,848
Interest expense                      (659,180)     (686,092)
                                   ------------  ------------
Loss before minority interest       (5,185,527)   (4,468,540)
Minority interest in losses of
consolidated subsidiaries                    -       279,890
                                   ------------  ------------
Net loss                           $(5,185,527)  $(4,188,650)
                                   ============  ============

Basic and diluted loss per share   $     (0.93)  $     (8.62)
Weighted average common
shares outstanding                   5,545,079       485,764

        See accompanying summary of accounting policies and notes to financial statements

                                   EARTH SEARCH SCIENCES, INC.
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                               Years Ended March 31, 2005 and 2004


                                                Preferred Stock                Common Stock
                                            Shares           Amount         Shares       Amount
                                       ----------------  ---------------  ----------  -----------
Balance at March 31, 2003                            -   $            -      476,135  $       476

Issuance of common stock for
    services rendered                                -                -        9,629           10

Stock option expense                                 -                -            -            -

Net loss                                             -                -            -            -
                                       ----------------  ---------------  ----------  -----------
Balance at March 31, 2004 (restated)                 -                -      485,764          486

Issuance of common stock for debt
    to related parties                                                        39,216           39

Issuance of common stock for debt                    -                -       80,313           80

Issuance of common stock for
    services rendered                                                      2,604,907        2,605

Issuance of common stock for
    accrued compensation                             -                -      214,922          215

Issuance of preferred stock for
    accrued compensation                     2,761,928           2,762             -            -

Issuance of common stock for
    loan and interest conversion                     -                -        4,191            4

Conversion of preferred stock to
    common stock                            (2,761,928)         (2,762)   69,048,200       69,048

Issuance of common stock for accrued
    legal settlement                                 -                -      285,323          285

Related party release of debt                        -                -            -            -

Net loss                                             -                -            -            -
                                       ----------------  ---------------  ----------  -----------
Balance at March 31, 2005 (restated)                 -   $            -   72,762,836  $    72,762
                                       ================  ===============  ==========  ===========

                          See accompanying summary of accounting policies
                               and notes to financial statements

                                    EARTH SEARCH SCIENCES, INC.
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                Years Ended March 31, 2005 and 2004


                                         Additional
                                          Paid-in       Accumulated      Treasury
                                          Capital         Deficit         Stock           Total
                                       --------------  -------------  --------------  -------------
Balances at March 31, 2003             $  35,639,916   $(50,320,357)  $    (200,000)  $(14,879,965)

Issuance of common stock for
    services rendered                         46,212              -               -         46,222

Stock option expense                           3,880              -               -          3,880

Net loss                                           -     (4,188,650)              -     (4,188,650)
                                       --------------  -------------  --------------  -------------
Balance at March 31, 2004 (restated)      35,690,008    (54,509,007)       (200,000)   (19,018,513)

Issuance of common stock for debt
    to related parties                        19,961              -               -         20,000

Issuance of common stock for debt             64,927              -               -         65,007

Issuance of common stock for
    services rendered                      3,648,756              -               -      3,651,361

Issuance of common stock for
    accrued compensation                     140,225              -               -       140,440-

Issuance of preferred stock for
    accrued compensation                   1,032,961              -               -      1,035,723

Issuance of common stock for
    loan and interest conversion               2,301              -               -          2,305

Conversion of preferred stock to
    common stock                             (66,286)             -               -              -

Issuance of common stock for accrued
    legal settlement                         327,836              -               -        328,121

Related party release of debt              1,657,507              -               -      1,657,507

Net loss                                           -     (5,185,527)              -     (5,185,527)
                                       --------------  -------------  --------------  -------------
Balance at March 31, 2005 (restated)      42,518,196    (59,694,534)       (200,000)   (17,303,576)
                                       ==============  =============  ==============  =============

                             See accompanying summary of accounting policies
                                   and notes to financial statements

                                EARTH SEARCH SCIENCES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended March 31, 2005 and 2004


                                                                 (restated)    (restated)
                                                                    2005          2004
                                                               -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (5,185,527)  $(4,188,650)
Adjustments to reconcile net loss to
   cash used in operating activities:
Employee stock option vesting expense                                     -         3,879
Common stock issued for services
   and interest expense                                           3,653,666        46,222
Common stock issued for legal settlement                            328,121             -
Loss attributed to minority interest                                      -      (279,890)
Depreciation, amortization and depletion                            151,038       369,324
Asset impairment                                                    386,628     2,469,072
Forgiveness of debt                                                  38,788
Changes in assets and liabilities:
   Accounts receivable                                               44,337        59,941
   Other current assets                                              39,007       (39,797)
   Accounts payable and accrued expenses                             13,459       420,824
   Accrued interest                                                 181,857       164,906
   Accrued officers compensation                                    336,672       398,837
                                                               -------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                               (38,872)     (575,331)
                                                               -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                (55,958)     (336,474)
                                                               -------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                               (55,958)     (336,474)
                                                               -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans, net                                171,591       562,500
Proceeds from liquidation of escrow-                                      -        90,000
Repayments on notes payable                                         (79,339       (76,624)
                                                               -------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            92,252       575,876
                                                               -------------  ------------
NET CHANGE IN CASH                                                   (2,578)     (335,929)
CASH AT BEGINNING OF PERIOD                                          11,753       347,682
                                                               -------------  ------------
CASH AT END OF PERIOD                                          $      9,175   $    11,753
                                                               =============  ============

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash flow information:
   Interest paid                                               $          -   $   199,827
   Taxes paid-                                                            -             -

Non-cash financing and investing activities:
   Common Stock issued for accounts payable                          65,007             -
   Preferred stock issued for accrued payroll                        41,219             -
   Preferred stock issued for deferred officer's compensation       994,504             -
   Common stock issued for accrued payroll                          140,440             -
   Contribution to capital from related party
     release of debt                                              1,657,507             -
   Shares issued for payment of related party loans                  20,000             -

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


IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ESSI evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In fiscal 2004, ESSI incurred asset impairments of $137,000 and abandoned construction in progress of $1,958,000 on the Probe, LC. In fiscal 2005 and 2004, ESSI incurred unsuccessful oil and gas properties write-offs of $386,628 and $439,472 respectively.


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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ESSI incurred recurring net losses of $5,185,527 and $4,188,650 for fiscal 2005 and 2004, respectively, has an accumulated deficit of $59,694,534 and a working capital deficit of $17,482,151 of March 31, 2005. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

     In fiscal 2005 and 2004 ESSI wrote-off $386,628 and $439,472 of previously capitalized costs on properties that were determined to be uneconomical wells.


     Supplemental information (unaudited)

                                                    Successful
     Capitalized costs relating to oil and gas       Efforts
     producing activities at March 31, 2005        -----------
       Proved oil and gas properties               $  255,422
       Less accumulated depletion                    (213,242)
                                                   -----------
     Net capitalized costs                         $   42,180
                                                   ===========

     Costs incurred in oil and gas producing
     activities for the years ended                  2005         2004
     March 31, 2005 and 2004                     ----------   -----------
     Property acquisition costs
       Proved                                    $        -   $    5,803
       Unproved                                      55,958      330,671

     Results of operations for oil and gas
     producing activities for the years ended
     March 31, 2005 and 2004
       Oil and gas sales                         $  223,405   $  265,050
       Development Costs                                  -       (7,403)
       Depletion                                    (38,025)     (30,208)
       Impairment                                  (386,628)    (439,472)
                                                 ----------   -----------
     Results of operations for oil and gas
     producing activities (excluding corporate
     overhead and financing costs)               $ (201,248)  $ (212,033)
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

NOTE 7 - SHAREHOLDER LOANS

ESSI has financed its operations in part by funds received from advances by shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2005, interest accrued on such advances aggregated $686,934.

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

On June 8, 2004, ESSI issued 2,652,011 shares of preferred stock for payment of $994,504 deferred compensation. Additionally, 109,917 shares of preferred stock were issued for payment of $41,219 in accrued compensation to other employees.

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


                                           Business  Segment  Information  for  Fiscal  Year  2005

                                     Airborne
                                   Hyperspectral      Satellite      Oil and Gas     Other
                                     Services        Development      Properties   Industries     Combined
                                   ---------------  --------------  -------------  -----------  -------------
Revenue                            $      192,297   $           -   $     223,406  $         -  $     415,702
                                   ===============  ==============  =============  ===========  ==============
Operating Income (Loss)            $   (4,331,129)  $     (24,183)  $     208,357  $   (1,465)  $  (4,545,134)
                                   ===============  ==============  =============  ===========  ==============

Debt forgiveness                           38,788               -               -            -         38,788
Interest expense                         (659,181)              -               -            -       (659,181)
Loss from continuing
  operations before income taxes
  and minority interest                (4,951,522)        (24,183)        208,357      (1,465)     (5,185,527)

Total Assets at 3/31/05            $      578,082   $         762   $      84,488       2,608   $     665,940
                                   ===============  ==============  =============  ===========  ==============
Depreciation and amortization
   for the period ended 3/31/05    $      112,658   $           -   $      38,025            -  $     150,683
                                   ===============  ==============  =============  ===========  ==============
Capital expenditures for the
  period ended 3/31/05             $            -   $           -   $      55,958            -  $      55,958
                                   ===============  ==============  =============  ===========  ==============

                                            Business  Segment  Information  for  Fiscal  Year  2004

                                      Airborne
                                    Hyperspectral     Satellite     Oil and Gas      Other
                                      Services       Development     Properties    Industries      Combined
                                   ---------------  --------------  -------------  ------------  ------------
Revenue                            $      258,843   $           -   $    257,647              -  $   516,490
                                   ===============  ==============  =============  ============  ============
Operating Income (Loss)            $   (3,644,917)  $      (1,676)  $   (138,703)             -  $(3,785,296)
                                   ===============  ==============  =============  ============  ============

Interest income                             2,556             292              -              -        2,848
Interest expense                         (686,080)            (12)             -              -     (686,092)
Loss from continuing
  operations before income taxes
  and minority interest                         -               -              -              -   (4,468,540)

Total Assets at 3/31/04            $      735,067   $      24,946   $    473,560              -  $ 1,233,573
                                   ===============  ==============  =============  ============  ============
Depreciation and amortization
   for the period ended 3/31/04    $      339,116   $           -   $     30,208              -  $   369,324
                                   ===============  ==============  =============  ============  ============
Capital expenditures for the
  period ended 3/31/04             $            -   $           -   $    336,474              -  $   336,474
                                   ===============  ==============  =============  ============  ============

NOTE  10  -  INCOME  TAXES

ESSI recorded no provision for income taxes in fiscal 2005 and 2004 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:


                                                        March 31,
                                                   2005           2004
                                              --------------  -------------
     Operating loss carryforwards             $  17,333,089   $ 15,364,448
     Other deferred tax assets                            -      1,158,986
                                              --------------  -------------
     Deferred tax assets                         17,333,089     16,523,434
     Deferred tax assets valuation allowance    (17,333,089)   (16,523,434)
                                              --------------  -------------
                                              $           -   $           -
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

NOTE 13 - RESTATEMENT

The following summarizes the restatement of the balance sheet and income statement for the related errors due primarily to the write-off of unproved well costs and reclassifications of payables to related parties.

                               CONSOLIDATED BALANCE SHEET
                                     March 31, 2005

                                               Previously
                                                 Stated        Change      (Restated)
                                              -------------  -----------  -------------
    ASSETS
Current Assets
    Cash                                      $      9,175            -   $      9,175
    Accounts receivable, net of $0 allowance
      for doubtful accounts                         64,905            -         64,905
    Loan costs, net of $6,514
      accumulated amortization                      36,912            -         36,912
                                              -------------  -----------  -------------

Total Current Assets                               110,992            -        110,992
                                              -------------  -----------  -------------

Oil and gas properties, using successful
efforts accounting
    Proved properties                              255,411            -        255,422
    Unproved properties                            416,573     (416,573)             -
    Less accumulated depletion                    (213,242)           -       (213,242)
Property and equipment, net of $624,137
      accumulated depreciation                     512,768            -        512,768
                                              -------------  -----------  -------------

TOTAL ASSETS                                  $  1,082,513     (416,573)  $    665,940
                                              =============  ===========  =============

    LIABILITIES
Current Liabilities
    Notes payable                             $  1,051,056           (2)  $  1,051,054
    Capital lease obligation                     3,805,754                   3,805,754
    Accrued officers' compensation                 667,986                     667,986
    Accounts payable                             9,554,805     (350,056)     9,204,749
    Accrued expenses                                77,978                      77,978
    Due to related parties                         691,942      320,113      1,012,055
    Investor deposit                               377,215                     377,215
    Shareholder loans                            1,356,784       39,568      1,396,352
                                              -------------  -----------  -------------

Total Current Liabilities                       17,583,520        9,623     17,593,143
                                              -------------  -----------  -------------

Long Term Liabilities
    Notes payable less current portion             415,941      (39,568)       376,373
                                              -------------  -----------  -------------

Total Liabilities                               17,999,461      (39,568)    17,969,516
                                              -------------  -----------  -------------


Commitments and contingencies                            -            -              -

    STOCKHOLDERS' DEFICIT
Series A preferred stock; 200,000 shares
  authorized, none issued and outstanding;
  liquidation preference $1,000,000
Common stock, $.001 par value; 200,000,000
  shares authorized; 72,762,836 shares
  issued and outstanding                            72,762                      72,762
Additional paid in capital                      42,518,196                  42,518,196
Treasury stock                                    (200,000)                   (200,000)
Accumulated deficit                            (59,307,906)    (386,628)   (59,694,534)
                                              -------------  -----------  -------------

Total Stockholders' Deficit                    (16,916,948)    (386,628)   (17,303,576)
                                              -------------  -----------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $  1,082,513     (416,573)  $    665,940
                                              =============  ===========  =============

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2005 and 2004

                                    Previously                 (Restated)
                                      Stated        Change        2005
                                   ------------  -----------  ------------

Revenue                            $   415,702                $   415,702
Cost of revenue                       (237,156)                  (237,156)
                                   ------------  -----------  ------------

Gross margin                           178,546                   (178,546)
                                   ------------  -----------  ------------

Expenses
    General & administrative         4,357,053                  4,357,053
    Impairment                               -      386,628       386,628
                                   ------------  -----------  ------------

    Total Expenses                   4,357,053      386,628     4,473,681
                                   ------------  -----------  ------------

Loss from operations                (4,178,507)    (386,628)   (4,565,135)
Other income (expenses)
    Debt forgiveness                    38,788                     38,788
    Interest income                                                     -
    Interest expense                  (659,180)                  (659,180)
                                   ------------  -----------  ------------

Net loss                           $ 4,795,899)    (386,628)  $(5,185,527)
                                   ============  ===========  ============

Basic and diluted loss per share   $     (0.87)               $     (0.93)
Weighted average common
    shares outstanding               5,545,079                  5,545,079

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