Form 10QSB
period 2005-09-30
EARTH SEARCH SCIENCES INC
filed 2005-11-21
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

             For the quarterly period ended:     SEPTEMBER 30, 2005
                           Commission File No. 0-19566

                           EARTH SEARCH SCIENCES, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

              UTAH                                         87-0437723
(State  or  other  Jurisdiction  of                    (IRS  Employer  ID)
  Incorporation or Organization)


                    306 STONER LOOP ROAD, LAKESIDE, MT  59922
                    -----------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

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

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2005, covered by this report: 75,320,273 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2005

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE
                                                                           ----
         Consolidated Balance Sheet as of September 30, 2005 (unaudited).     3

         Consolidated Statements of Operations for the Three and Six
           Months Ended September 30, 2005 and 2004 (unaudited).              4

         Consolidated Statements of Cash Flows for the Three and Six
           Months Ended September 30, 2005 and 2004 (unaudited).              5

         Selected Notes to Consolidated Financial Statements (unaudited).   6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8-10


                                   PART II
                                   -------

                           OTHER INFORMATION REQUIRED
                           --------------------------

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

Earth Search Sciences, Inc.
Consolidated Balance Sheet
===========================================================================================================

Assets                                                                                  September 30, 2005
Current assets:                                                                            (unaudited)
                                                                                       --------------------
    Cash                                                                               $            25,748
    Accounts receivable, net of  $0 allowance for doubtful accounts                                146,904
    Loan costs, net of $62,740 accumulated amortization                                            196,905
                                                                                       --------------------
Total current assets                                                                               369,557

Oil and gas properties using successful efforts accounting

    Proved properties                                                                              255,423
    Less accumulated depletion, depreciation and impairment                                       (224,863)
                                                                                       --------------------
    Net oil and gas properties                                                                      30,560
    Property and equipment, net of $676,436 accumulated depreciation and amortization              460,470
                                                                                       --------------------
TOTAL ASSETS                                                                           $           860,587
                                                                                       ====================

Liabilities
Current liabilities:
    Current portion of notes payable                                                   $         1,040,069
    Capital lease obligation                                                                     3,913,663
    Accured officers' compensation                                                                 787,986
    Account payable                                                                              9,256,436
    Accrued expenses                                                                               129,921
    Due to related parties                                                                       1,120,585
    Investor deposit                                                                               377,715
    Shareholder loans                                                                            1,476,353
                                                                                       --------------------
Total current liabilities                                                                       18,102,728

Long Term Liabilities
    Notes payable less current portion                                                             360,113
                                                                                       --------------------
Total liabilities                                                                               18,462,841
                                                                                       --------------------

Commitments and contingencies                                                                            -
Stockholders' deficit
    Series A preferred stock; 200,000 shares authorized, none
      issued and outstanding; liquidation preference $1,000,000                                          -
    Common stock, $.001 par value; 200,000,000 shares
      authorized; 75,320,273 shares, issued and outstanding                                         75,319
    Additional paid-in capital                                                                  43,232,537
    Treasury stock                                                                                (200,000)
    Accumulated deficit                                                                        (60,710,110)
                                                                                       --------------------
Total stockholders' deficit                                                                    (17,602,254)
                                                                                       --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $           860,587
                                                                                       ====================

Earth Search Sciences, Inc.
Consolidated Statements of Operations (unaudited)
=======================================================================================

                                          Three Months              Six Months
                                       Ended September 30,       Ended September 30,
                                   -------------------------  -------------------------
                                       2005         2004          2005         2004
                                   ------------  -----------  ------------  -----------
Revenue                            $   197,785   $  202,252   $   271,667   $  264,016

Expenses
    General and administrative        (395,150)    (322,177)     (998,949)    (575,678)
                                   ------------  -----------  ------------  -----------

Loss from operations                  (197,365)    (119,925)     (727,282)    (311,662)

Other income (expense)
  Interest expense                     (81,299)    (167,855)     (288,291)    (347,305)
                                   ------------  -----------  ------------  -----------

Net loss                           $  (278,664)  $ (287,780)  $(1,015,573)  $ (658,967)
                                   ============  ===========  ============  ===========

Basic and diluted loss per share   $     (0.00)  $    (0.59)  $     (0.01)  $    (1.36)

Weighted average common
shares outstanding                  74,788,690      486,395    74,317,270      486,081

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)
========================================================================================================================

                                                                                                 For the Six Months
                                                                                                 Ended September 30,
                                                                                            ----------------------------
                                                                                                2005           2004
                                                                                            -------------  -------------
Cash flows from operating activities:
Net loss                                                                                    $ (1,015,573)  $   (658,967)
Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Stock for services                                                                               420,997          7,200
Warrants for services                                                                             17,182              -
Depreciation, amortization and depletion                                                         120,146         83,370
Changes in assets and liabilities
    Accounts receivable                                                                          (82,002)       (16,102)
    Other current assets                                                                             500              -
    Accounts payable and accrued expenses                                                        103,631        301,355
    Accounts payable to related parties                                                          108,530              -
    Accrued interest                                                                             107,909        172,865
    Deferred officers' compensation                                                              120,000        120,000
                                                                                            -------------  -------------
Net cash provided by/(used in) operating activities                                              (98,680)         9,721
                                                                                            -------------  -------------
Cash flow from investing activities:
    Capital expenditures                                                                               -        (85,902)
                                                                                            -------------  -------------
Net cash used in investing activities                                                                  -        (85,902)
                                                                                            -------------  -------------
Cash flows from financing activities:
  Repayments on notes payable                                                                    (27,248)       (46,195)
  Proceeds from sale of stock                                                                     62,500              -
  Proceeds from shareholder loans, net                                                            80,001        121,100
                                                                                            -------------  -------------
Net cash provided by financing activities                                                        115,253         74,905
                                                                                            -------------  -------------
Net increase in cash                                                                              16,573         (1,276)
Cash at beginning of period                                                                        9,175         11,754
                                                                                            -------------  -------------
Cash at end of period                                                                       $     25,748   $     10,478
                                                                                            =============  =============

Supplemental Disclosures:
  Income taxes paid                                                                         $          -   $          -
  Interest paid                                                                                        -              -

Equity issued for loan extension                                                                 216,219              -

                           EARTH SEARCH SCIENCES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - SHAREHOLDER LOANS

In the six months ended September 30, 2005, a shareholder loaned ESSI $80,001. The loans are due on demand, bear 10 percent annual interest and have no collateral.

NOTE 3 - EQUITY

During the six months ended September 30, 2005:

Earth Search issued 1,153,937 shares valued at $187,997 to various individuals for consulting services.

800,000 shares were issued to current and past directors as a bonus for past services. The shares were valued at $208,000.

250,000 shares were issued to a consultant for $62,500 cash and $25,000 for services.

353,500 shares valued at $123,725 were issued to a debtor for a six-month loan extension to December 15, 2005. In addition to the shares issued, the debtor received 350,000 warrants valued at $92,494. The warrants are immediately exercisable at $0.50 at the holder's option for one year from the grant date, April 5, 2005. Other variables used in determining the value of the warrants were volatility of 209% and a discount rate of 2%.

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


Business  Segment  Information  for  the six month ended September 30, 2005


                                      Airborne
                                    Hyperspectral     Satellite    Oil and Gas      Other
                                      Services       Development    Properties    Industries     Combined
                                   ---------------  -------------  ------------  ------------  ------------
Revenue                            $      198,727   $          -   $     72,940  $         -   $   271,667
                                   ===============  =============  ============  ============  ============
Operating Income (Loss)            $     (780,122)  $       (310)  $     57,649  $    (4,499)  $  (727,282)
                                   ===============  =============  ============  ============  ============


Debt forgiveness                                -              -              -            -             -
Interest expense                         (288,291)             -              -            -      (288,291)
Loss from continuing
  operations before income taxes
  and minority interest                (1,068,413)          (310)        57,649       (4,499)   (1,015,573)

Total Assets at 9/30/05            $      786,352   $        452   $     70,298  $     3,485   $   860,587
                                   ===============  =============  ============  ============  ============

Depreciation and amortization
  for the period
  ended 9/30/05                    $      108,525   $          -   $     11,621  $         -   $   120,146
                                   ===============  =============  ============  ============  ============

Business  Segment  Information  for  the six months ended September 30, 2004

                                      Airborne
                                    Hyperspectral     Satellite    Oil and Gas      Other
                                      Services       Development    Properties    Industries    Combined
                                   ---------------  -------------  ------------  ------------  -----------
Revenue                            $      142,310   $          -   $    121,706  $         -   $  264,016
                                   ===============  =============  ============  ============  ===========
Operating Income (Loss)            $     (393,743)  $    (24,166)  $    107,712  $    (1,465)  $ (311,662)
                                   ===============  =============  ============  ============  ===========


Debt forgiveness                                -              -              -            -            -
Interest expense                         (347,305)             -              -            -     (347,305)
Loss from continuing
  operations before income taxes
  and minority interest                  (741,048)       (24,166)       107,712       (1,465)    (658,967)

Total Assets at 9/30/04            $      889,671   $        780   $     70,298  $   290,182   $1,250,931
                                   ===============  =============  ============  ============  ===========

Depreciation and amortization
  for the period
  ended 9/30/04                    $       70,616   $          -   $     12,754  $         -   $   83,370
                                   ===============  =============  ============  ============  ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS
-----------------------

ESSI's core business is collecting and processing airborne hyperspectral data for custom jobs and various types of clients. The technology and its application is explained in detail on the Company's website: http://www.earthsearch.com. The Company is a leader in this technology, both in the collection and processing of data and the development of the hyperspectral sensor. The market, which began in the late nineties, is still developing. However, customers are becoming more knowledgeable about the technology and its uses and demand is growing for a better, less expensive product. ESSI is actively involved in research and development and is persuing a third generation instrument design. The market, although narrow at this time, will broaden and grow rapidly once the new instrumentation is on stream. Cost and time of processing will both decrease substantially, attracting many new customers.

To date the key commercial customers have been in the exploration business, particularly in the minerals and hydrocarbons industries. The hyperspectral process is a proven success in these types of applications. The Company is building up a long term asset with the growth of its specialized data bank which holds data collected from promising potential discovery areas. The value of this asset is not reflected in the company accounts due to the difficulty of having it appraised, however there are approximately 200,000 sq. miles captured to date.

The company is now actively following a business model that sees opportunity in using the technology to develop mineral and hydrocarbon exploitation for itself and its partners. It was a natural growth step to create a strategy of developing subsidiary companies in key natural resource markets wherein exploration discoveries could be maximized by associated "in-house" exploitation practices. The company is actively pursuing this avenue in the mineral and oil and gas industries by the creation of Geo Probe, Inc. and Petro Probe, Inc. respectively.

To date ESSI has already succeeded in generating revenue from its involvement in oil and gas exploration and exploitation. Currently earning approximately $300,000 to $400,000 per year in revenue, the company's wholly owned (98%) subsidiary, Petro Probe is very active in new drilling programs and acquisition of properties and is expected to make a major contribution to the company's business plan. It is also establishing a new division of the company to build a prototype plant for the recovery of oil & gas from oil shale. This plant will complete testing a new technology the Company has acquired an unrestricted license for; the in situ gasification of oil shale. This technology could produce the same results for oil shale in the USA that retorting technology has produced for tar sands in Alberta. The potential is very large.

Geo Probe, Inc. has a joint venture in early stages with Geological Business Solutions, Inc. and Advanced Exploration Inc., two Canadian companies who are building a hyperspectral presence in world wide mineral markets. As a joint venture partner they have a mandate to participate in clients for custom hyperspectral services. This summer ESSI flew airborne missions over parts of Canada and Mexico that were a result of this.

The higher oil prices in 2005, along with higher demand for basic minerals, continues to attract new interest in the Company's holdings and exploration technology improvements. It is anticipated that 2006 will bring ESSI new opportunities and partners.

The Company recognized revenue of $197,785 in the second quarter of fiscal 2006 compared with $202,252 in the second quarter of fiscal 2005. Included in the second quarter of fiscal 2006 is $72,940 in revenue from Oil and Gas Properties compared to $121,706 in revenue in the second quarter of fiscal 2005.

The Company recognized cost of revenue of $0 in the second quarter of fiscal 2006 compared with $0 in the second quarter of fiscal 2005.

General and administrative expenses for the second quarter of fiscal 2006 were $395,150 compared with $322,177 in the second quarter of fiscal 2005.

Interest expense for the three months ended September 30, 2005 and 2005 was $81,299 and $167,855, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Net cash increased in the first quarter of fiscal 2004 due to proceeds from the sale of the Company's common stock under the equity line agreement, sales of subsidiary common stock, sale of portion of mineral properties less expenditures and operating losses.

Net cash used in operating activities was $98,680 for the six months ended September 30, 2005. Net cash provided by operating activities was $9,271 for the six months ended September 30, 2004, resulting primarily from a net loss of $1,015,573 net of certain non-cash expenses.

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

Each subsidiary will focus on a specific sector of commercial remote sensing and have a management team with relevant skills and expertise. The Company will provide an exclusivity license for each subsidiary, provide use of the Company's hyperspectral instruments, processing support, marketing and management support to each subsidiary. This strategy creates a ready market for the Company, as well as positioning the Company to receive a royalty from any resource development that occurs as a result of the subsidiaries' use of the Company's instruments and technology. Additional capital will be raised for each subsidiary by means of partners, and private placements.

The Company's long-term strategic plan is to build wealth by becoming an active player in wealth creating industries. Through a variety of strategic alliances, licenses and partnerships, ESSI feels it can move expeditiously and profitably to structure a flexible and dynamic organization.

As the company seeks to build a solid base of assets and cash flow around the mineral and hydrocarbon industries in a progressive, consistent manner, it will also deal with the history of projects still carried on its accounts that have been untimely or costly.

The largest of these, the Space Technology & Development Corporation, is carried as an inactive company with very valuable assets that are not reflected in the accounts. The company holds three satellite licenses from the Federal government while still representing the largest portion of ESSI's accounts payable. The Company is seeking settlement with The Boeing Corporation over an un-fulfilled contractual matter that is before the courts. Once this matter is concluded the Company will complete closure on STDC.

Another carry-over is Terranet, Inc. This company was formed to develop an internet based marketing system for hyperspectral data. It was anticipated at the time that the market for hyperspectral data would develop much faster. This did not happen. Terranet has completed the design, produced the software and tested the marketing system with good success. The company is waiting for the hyperspectral market to attain a size and maturity before launching its website and beginning the marketing of its own data bank and those of third party suppliers.

As the early hyperspectral market developmental curve excited many different users it caught the attention of individuals who wished to focus on environmental and agricultural issues. They approached ESSI to form another subsidiary company, Eco Probe, Inc. This company was formed to provide the environmental groups and consultants with a tool to monitor issues of base measurement criteria, pollution, toxicity and pesticity in substances, land development remediation, etc, as well as providing a analytical platform for large acreage precision farming, particularly in organically certified crops. Unfortunately the company was not able to attract enough capital at the time to carry on operations and is currently seeking new capital and management.

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

                                            EARTH SEARCH SCIENCES, INC.



Date: November 21, 2005                      /s/  Larry F Vance
                                            ---------------------------
                                            Chief Executive Officer