Form 10QSB/A
period 2005-09-30
EARTH SEARCH SCIENCES INC
filed 2005-11-22
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A


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

                                   FORM 10-QSB/A


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

ITEM 3.  CONTROLS  AND  PROCEDURES                                           10



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

                             CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 (the "Exchange Act")), our principle executive officer and principle financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of debt and equity. Specifically, our independent auditors identified deficiencies in our disclosure controls related to the issuance of equity instruments and debt. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Interim Report on Form 10-QSB. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

     (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no changes in our internal control over financial reporting other than those disclosed above.

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