Form 10QSB
period 2005-12-31
EARTH SEARCH SCIENCES INC
filed 2006-02-14
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:     DECEMBER 31, 2005
                           Commission File No. 0-19566

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2005, covered by this report: 76,668,528 shares. The registrant has only one class of common stock.

                           EARTH SEARCH SCIENCES, INC.

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 2005

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                              PAGE
                                                                        ----

         Consolidated Balance Sheet as of December 31, 2005              3

         Consolidated Statements of Operations for the Three and Nine
           Months Ended December 31, 2005 and 2004 (unaudited).          4

         Consolidated Statements of Cash Flows for the Three and Nine
           Months Ended December 31, 2005 and 2004 (unaudited).          5

         Selected Notes to Consolidated Financial Statements.            6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8-11

ITEM 4.  CONTROLS AND PROCEDURES                                         11

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

Earth Search Sciences, Inc.
Consolidated Balance Sheet
==========================================================================================================

Assets                                                                                  December 31, 2005
Current assets:                                                                            (unaudited)
                                                                                       -------------------
  Cash                                                                                 $           36,597
  Accounts receivable, net of  $0 allowance for doubtful accounts                                  83,718
  Loan costs, net of $62,740 accumulated amortization                                              33,655
                                                                                       -------------------
Total current assets                                                                              153,970

Oil and gas properties using successful efforts accounting
  Proved properties                                                                               255,423
  Less accumulated depletion, depreciation, and amortization                                     (228,105)
                                                                                       -------------------
  Net oil and gas properties                                                                       27,318

    Property and equipment, net of $702,302 accumulated depreciation and amortization             434,604
                                                                                       -------------------

TOTAL ASSETS                                                                           $          615,892
                                                                                       ===================

Liabilities
Current liabilities:
  Current portion of notes payable                                                     $        1,040,069
  Capital lease obligation                                                                      3,975,256
  Accured officers' compensation                                                                  847,986
  Account payable                                                                               9,211,121
  Accrued expenses                                                                                160,875
  Due to related parties                                                                        2,581,028
  Investor deposit                                                                                377,715
                                                                                       -------------------
Total current liabilities                                                                      18,194,050

Long Term Liabilities
  Notes payable less current portion                                                              356,681
                                                                                       -------------------
Total liabilities                                                                              18,550,731
                                                                                       -------------------

Commitments and contingencies                                                                           -
Stockholders' deficit
  Series A preferred stock; 200,000 shares authorized, none
    issued and outstanding; liquidation preference $1,000,000                                           -
  Common stock, $.001 par value; 300,000,000 shares
    authorized; 75,939,023 shares issued and outstanding                                           75,938
  Additional paid-in capital                                                                   43,294,347
  Treasury stock                                                                                 (200,000)
  Accumulated deficit                                                                         (61,105,124)
                                                                                       -------------------
Total stockholders' deficit                                                                   (17,934,839)
                                                                                       -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $          615,892
                                                                                       ===================

Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)
=======================================================================================

                                          Three Months              Nine Months
                                       Ended December 31,        Ended December 31,
                                   -------------------------  -------------------------
                                       2005         2004          2005         2004
                                   ------------  -----------  ------------  -----------
Revenue                            $   116,699   $  116,231   $   388,365   $  380,247

Expenses
  General and administrative          (362,766)    (222,667)   (1,361,714)    (798,345)
                                   ------------  -----------  ------------  -----------

Loss from operations                  (246,067)    (106,436)     (973,349)    (418,098)

Other income (expense)
  Interest expense                    (148,950)    (178,217)     (437,241)    (525,521)
                                   ------------  -----------  ------------  -----------

Net loss                           $  (395,017)  $ (284,653)  $(1,410,590)  $ (943,619)
                                   ============  ===========  ============  ===========


Basic and diluted loss per share   $     (0.01)  $    (0.58)  $     (0.02)  $    (1.93)

Weighted average common             75,696,817      487,764    74,724,184      487,764

Earth Search Sciences, Inc.
Consolidated Statement of Cash Flows (unaudited)
=============================================================================================

                                                                          Nine Months
                                                                       Ended December 31,
                                                                       2,005         2004
                                                                    ------------  ----------
Cash flows from operating activities:
Net loss                                                            $(1,410,590)  $(943,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion                                312,503     118,043
Common Stock for services                                               473,825       7,200
Common Stock for debt                                                     9,600
Warrants for services                                                    17,182           -
Changes in assets and liabilities
  Accounts payable and accrued expenses                                  89,274     377,887
  Accrued interest                                                      169,502     264,648
  Deferred officers' compensation                                       180,000     180,000
  Accounts receivable                                                   (18,815)     29,838
  Other current assets                                                      500           -
  Accounts payable to related parties                                   100,607           -
                                                                    ------------  ----------
Net cash provided by (used in) operating activities                     (76,412)     33,997
                                                                    ------------  ----------
Cash flow from investing activities:
  Capital expenditures                                                        -     (85,902)
                                                                    ------------  ----------
Net cash used in investing activities                                         -     (85,902)
                                                                    ------------  ----------
Cash flows from financing activities:
  Proceeds from shareholder loans, net                                   72,014     119,100
  Proceeds from sale of stock                                            62,500           -
  Repayments on notes payable                                           (30,680)    (67,153)
                                                                    ------------  ----------
Net cash provided by financing activities                               103,834      51,947
                                                                    ------------  ----------
Net increase in cash                                                     27,422          42
Cash at beginning of period                                               9,175      11,754
                                                                    ------------  ----------
Cash at end of period                                               $    36,597   $  11,796
                                                                    ============  ==========

Non-cash activities:
  Reduction of accounts payable for interest in mineral properties  $         -   $       -
  Reduction in mineral properties for relief of accounts payable              -           -

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

NOTE 2 - EQUITY

During the nine months ended December 31, 2005:

Earth Search issued 2,466,020 shares to various individuals for $473,825 for services and $62,500 cash.

106,667 shares were issued for $9,600 of debt.

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

NOTE  3  -  BUSINESS  SEGMENT  INFORMATION

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

Business Segment Information for the nine months ended December 31, 2005

                              Airborne
                            Hyperspectral     Satellite    Oil and Gas      Other
                              Services       Development    Properties    Industries     Combined
                           ---------------  -------------  ------------  ------------  ------------
Revenue                    $      260,177   $          -   $    128,188  $         -   $   388,365
                           ===============  =============  ============  ============  ============

Operating Income (Loss)    $   (1,075,801)  $       (311)  $    107,263  $    (4,500)  $  (973,349)
                           ===============  =============  ============  ============  ============

Interest expense                 (437,241)             -              -            -      (437,241)


Net Loss                       (1,513,042)          (311)       107,263       (4,500)   (1,410,590)

Total Assets at 12/31/05   $      535,092   $        452   $     76,863  $     3,485   $   615,892
                           ===============  =============  ============  ============  ============


Depreciation and
amortization for the
period ended 12/31/05      $      219,476   $          -   $     93,027  $         -   $   312,503
                           ===============  =============  ============  ============  ============

Business Segment Information for the nine months ended December 31, 2004

                              Airborne
                            Hyperspectral     Satellite    Oil and Gas      Other
                              Services       Development    Properties    Industries    Combined
                           ---------------  -------------  ------------  ------------  -----------
Revenue                    $      179,639   $          -   $    200,608  $         -   $  380,247
                           ===============  =============  ============  ============  ===========

Operating Income (Loss)    $     (515,981)  $    (24,166)  $    123,514  $    (1,465)  $ (418,098)
                           ===============  =============  ============  ============  ===========

Interest expense                 (525,521)             -              -            -     (525,521)


Net Loss                       (1,041,502)       (24,166)       123,514       (1,465)    (943,619)

Total Assets at 12/31/04   $      810,376   $        780   $     70,298  $   290,182   $1,171,636
                           ===============  =============  ============  ============  ===========

Depreciation and
amortization for the
period ended 12/31/04             105,058              -         12,985            -      118,043

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS
-----------------------

Historically ESSI's core business has been focused on collecting and processing hyperspectral data for custom jobs and various types of clients. The Company has been a leader in the development of this technology as a commercial tool for exploration and environmental purposes. It has also been a supplier of the service to numerous government agencies and institutions.

In seeking new markets the Company discovered that opportunity existed in using its hyperspectral technology to discover properties for mineral and hydrocarbon exploitation. It was a natural growth step for ESSI to create a strategy of developing subsidiary companies in key natural resource markets wherein exploration discoveries could be maximized by associated "in-house" exploitation practices. This meant either having, or arranging for, the resources to develop properties to a business stage. The company decided to actively pursue these avenues in the various natural resource industries. This strategy would require a total restructuring and re-incorporation of the company to move from being a service company to a developer of natural resources.

As events in recent years bear out, it has been the resurgence in the mineral and oil & gas industries that has attracted tremendous new exploration investment capital and as a result, new exploration technologies. This has given ESSI the ability to not only offer its own capabilities but seek new joint venture and partnership opportunities in these industries. The recent re-incorporation provided the company with new financial avenues and the company is now actively engaged in funding discussions and the development of new business.

As an example of the new strategy ESSI has been generating revenue from its involvement in oil and gas exploration and exploitation. Currently earning approximately $200,000 per year in revenue, the company's majority owned (98%) subsidiary, Petro Probe is active in the acquisition of new properties and is expected to make a major contribution to the company's business plan.

The higher demand and prices for oil and basic minerals, has spurred new interest in the Company's holdings and exploration technology. The company was able to attract interest from individuals and companies representing new exploration opportunities and these resulted in new clients for the Company's hyperspectral services during the 2005 season.

The Company recognized revenue of $388,365 in the nine months ended December 31, 2005 compared with $380,247 in nine months ended December 31, 2004. Included in the nine months ended December 31, 2005 is $128,187 in revenue from Oil and Gas Properties compared to $174,622 in revenue during the nine months ended December 31, 2004.

The Company recognized cost of revenue of $0 in the nine months ended December 31, 2005 compared with $0 in the nine months ended December 31, 2004.

General and administrative expenses for the nine months ended December 31, 2005 were $1,361,714 compared with $798,343 in the nine months ended December 31, 2004.

Interest expense for the three months ended December 31, 2005 and 2004 was $148,950 and $178,217, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Net cash provided by operating activities was $76,413 for the nine months ended December 31, 2005. Net cash used in operating activities was $33,997 for the nine months ended December 31, 2004, resulting primarily from a net loss of $1,410,590 net of certain non-cash expenses.

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

FUTURE  OPERATIONS
------------------

In the future, the Company intends to continue with its efforts to establish subsidiary companies that are capable of driving demand for hyperspectral services in a particular industry. This is in addition to attending to the core business segment of hyperspectral services to third parties in the mineral, hydrocarbon, forestry and environmental areas.

Each subsidiary will focus on a specific sector of commercial remote sensing and have a management team with relevant skills and expertise. The Company will provide a license for each subsidiary to use the Company's hyperspectral services. This strategy creates a ready market for the Company, as well as positioning the Company to receive a source of royalties.
This strategy will produce two valuable results for ESSI shareholders:

1. Creation of more demand for ESSI's hyperspectral remote sensing services, hence more revenue generation for the core business, and

2. Equity positions for ESSI shareholders with fast growth subsidiaries able to function as public companies on their own (registered spin-offs of a fully reporting company) with discoveries of valuable natural resources. This allows for good investor exit strategies and the distribution of stock dividends back to ESSI shareholders.

Evidence of the interest in this strategy is seen in the recent undertaking by Petro Probe, Inc., ESSI's subsidiary venture into the oil & gas industry. This project will see the building of a unique plant to process and recover oil and gas from oil shale. The system is based on a patented oil shale recovery technology licensed to the Company. Other subsidiary company developments in early stage discussions focus on minerals, environmental impact products, and third generation, hyperspectral instrumentation design and manufacturing utilizing NANO and MEMS technology.

In summary the current business model produces:

1. A newly capitalized public company created by re-incorporation and a fairness opinion; ESSI has completed a reorganization in which its capitalization has changed from 200 million authorized shares to 300 million and its state of registration from Utah to Nevada.

2. Emphasis on exploration and extraction of valuable natural resources by development of key subsidiary companies and their industry partners

3. Continued research and development of new generation hyperspectral instrumentation based on NANO and MEMS technology with a corresponding patent application (now patent pending). MEMS is an acronym for Micro Electro Mechanical Systems. MEMS is a platform technology that is used to create tiny devices, ranging in size from a few microns to a millimeter across. They are typically fabricated from silicon or glass wafers, but MEMS technology has grown far beyond its roots in the semiconductor industry. A typical device is an integrated micro system on a chip that can incorporate moving mechanical parts in addition to electrical, optical, fluidic, chemical and biomedical elements. The resulting products can respond to many types of input-chemical, light, pressure, vibration, and acceleration. Because these devices are smaller than conventional machines used for sensing, communication and actuation, it is possible to use them in places where mechanical devices could not be previously put, such as in hyperspectral instruments designed for dynamic, high speed and high temperature environments. An agreement has been signed with Intellisense Corporation for development of the new instrument.

THE STRATEGY

     - Continue to build a solid base around the core business of hyperspectral remote sensing using data archives, intellectual capital, and patent pending MEMS instrumentation designs.
     - Create new capitalization to allow for funding and acquisition strategies.
     - Build a more diversified company by the focus on the exploration and exploitation of natural resource products through partnering.
     - Seek opportunities to consolidate a leadership position within the fragmented hyperspectral remote sensing industry.

FUNDING OBJECTIVES

Earth Search Sciences is seeking total investment capital of $20 million. The invested capital will be utilized to fund operations and expire debt, upgrade data processing capacity with hardware and software, and complete the development of the MEMS-technology, platform-based hyperspectral imaging system. Approximately $10 million of the amount will be dedicated to the building of the complete oil shale recovery plant. This plant is targeted to be located on a rich former US Navy Oil Shale Petroleum Reserve.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

                                       EARTH SEARCH SCIENCES, INC.



Date:  February 14, 2006
                                       -------------------------------
                                       Chief Executive Officer