Form 10QSB/A
period 2005-12-31
EARTH SEARCH SCIENCES INC
filed 2006-03-01
CIK 752634

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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2005, covered by this report: 75,939,023 shares. The registrant has only one class of common stock.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, initially filed with the Securities and Exchange Commission on February 14, 2006 (the "Report"), is being filed to correct certain typographical errors that were originally filed with the Report. No other information contained in the Report is amended by this Amendment. Accordingly, this Amendment should be read in conjunction with the Report and our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

--------------------------------------------------------------------------------

                           EARTH SEARCH SCIENCES, INC.

                                  FORM 10-QSB/A

                         QUARTER ENDED DECEMBER 31, 2005

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE
                                                                          ----
        Consolidated Balance Sheet as of December 31, 2005 (unaudited)    3

        Consolidated Statements of Operations for the Three and Nine
          Months Ended December 31, 2005 and 2004 (unaudited).            4

        Consolidated Statements of Cash Flows for the Three and Nine
          Months Ended December 31, 2005 and 2004 (unaudited).            5

        Selected Notes to Consolidated Financial Statements.              6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     8-11

ITEM 3. CONTROLS AND PROCEDURES                                           11

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

Earth Search Sciences, Inc.
Consolidated Balance Sheet
========================================================================================================
Assets                                                                               December 31, 2005
Current assets:                                                                         (unaudited)
                                                                                     -------------------
  Cash                                                                               $           36,597
  Accounts receivable, net of  $0 allowance for doubtful accounts                                83,718
  Loan costs, net of $62,740 accumulated amortization                                            33,655
Total current assets                                                                            153,970
                                                                                     -------------------

Oil and gas properties using successful efforts accounting
  Proved properties                                                                             255,423
  Less accumulated depletion, depreciation, and amortization                                   (228,105)
                                                                                     -------------------
  Net oil and gas properties                                                                     27,318


  Property and equipment, net of $702,302 accumulated depreciation and amortization             434,604
                                                                                     -------------------

                                                                                     $          615,892
                                                                                     ===================
TOTAL ASSETS

Liabilities
Current liabilities:
  Current portion of notes payable                                                   $        1,040,069
  Capital lease obligation                                                                    3,975,256
  Accrued officers' compensation                                                                847,986
  Account payable                                                                             9,211,121
  Accrued expenses                                                                              160,875
  Due to related parties                                                                      2,581,028
  Investor deposit                                                                              377,715
                                                                                     -------------------
Total current liabilities                                                                    18,194,050

Long Term Liabilities
  Notes payable less current portion                                                            356,681
                                                                                     -------------------
Total liabilities                                                                            18,550,731
                                                                                     -------------------

Commitments and contingencies                                                                         -
Stockholders' deficit
  Series A preferred stock; 200,000 shares authorized, none
    issued and outstanding; liquidation preference $1,000,000                                         -
  Common stock, $.001 par value; 300,000,000 shares
    authorized; 75,939,023 shares issued and outstanding                                         75,939
  Additional paid-in capital                                                                 43,294,346
  Treasury stock                                                                               (200,000)
  Accumulated deficit                                                                       (61,105,124)
                                                                                     -------------------
Total stockholders' deficit                                                                 (17,934,839)
                                                                                     -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $          615,892
                                                                                     ===================

Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)
===========================================================================================

                                           Three Months                    Nine Months
                                         Ended December 31,             Ended December 31,
                                   --------------------------    --------------------------
                                       2005          2004            2005          2004
                                   ------------  ------------    ------------  ------------
Revenue                            $   116,699   $   116,231     $   388,365   $   380,247

Expenses
  General and administrative          (362,766)     (222,667)     (1,361,714)     (798,345)
                                   ------------  ------------    ------------  ------------

Loss from operations                  (246,067)     (106,436)       (973,349)     (418,098)

Other income (expense)
Interest expense                      (148,950)     (178,217)       (437,241)     (525,521)
                                   ------------  ------------    ------------  ------------

Net loss                           $  (395,017)  $  (284,653)    $(1,410,590)  $  (943,619)
                                   ============  ============    ============  ============


Basic and diluted loss per share   $     (0.01)  $     (0.58)    $     (0.02)  $     (1.93)

Weighted average common             75,696,817       487,764      74,724,184       487,764

Earth Search Sciences, Inc.
Consolidated Statement of Cash Flows (unaudited)
============================================================================================
                                                                           Nine Months
                                                                        Ended December 31,
                                                                        2005        2004
                                                                    ------------  ----------
Cash flows from operating activities:
Net loss                                                            $(1,410,590)  $(943,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion                                312,503     118,043
Common Stock for services                                               473,825       7,200
Common Stock for debt                                                     9,600           -
Warrants for services                                                    17,182           -
Changes in assets and liabilities
  Accounts payable and accrued expenses                                  89,274     377,887
  Accrued interest                                                      169,502     264,648
  Deferred officers' compensation                                       180,000     180,000
  Accounts receivable                                                   (18,815)     29,838
  Other current assets                                                      500           -
  Accounts payable to related parties                                   100,607           -
                                                                    ============  ==========
Net cash provided by (used in) operating activities                     (76,412)     33,997
                                                                    ------------  ----------
Cash flow from investing activities:
  Capital expenditures                                                        -     (85,902)
                                                                    ------------  ----------
Net cash used in investing activities                                         -     (85,902)
                                                                    ------------  ----------
Cash flows from financing activities:
  Proceeds from shareholder loans, net                                   72,014     119,100
  Proceeds from sale of stock                                            62,500           -
  Repayments on notes payable                                           (30,680)    (67,153)
                                                                    ------------  ----------
Net cash provided by financing activities                               103,834      51,947
                                                                    ------------  ----------
Net increase in cash                                                     27,422          42
Cash at beginning of period                                               9,175      11,754
                                                                    ------------  ----------
Cash at end of period                                               $    36,597   $  11,796
                                                                    ============  ==========

Non-cash activities:
  Reduction of accounts payable for interest in mineral properties  $         -   $       -
  Reduction in mineral properties for relief of accounts payable              -           -

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
                           ===============  =============  ============  ============  ============

Business Segment Information for the nine months ended December 31, 2004

                              Airborne
                            Hyperspectral      Satellite     Oil and Gas     Other
                              Services        Development    Properties    Industries    Combined
                           ---------------  -------------  ------------  ------------  -----------

Revenue                    $      179,639   $          -   $    200,608  $         -   $  380,247
                           ===============  =============  ============  ============  ===========

Operating Income (Loss)    $     (515,981)  $    (24,166)  $    123,514  $    (1,465)  $ (418,098)
                           ===============  =============  ============  ============  ===========

Interest expense                 (525,521)             -              -            -     (525,521)

Net loss                       (1,041,502)       (24,166)       123,514       (1,465)    (943,619)

Total Assets at 12/31/04   $      810,376   $        780   $     70,298  $   290,182   $1,171,636
                           ===============  =============  ============  ============  ===========

Depreciation and
amortization for the
period ended 12/31/04      $      105,058   $          -   $     12,985  $         -   $  118,043
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

The Company recognized revenue of $388,365 in the nine months ended December 31, 2005 compared with $380,247 in nine months ended December 31, 2004. Included in the nine months ended December 31, 2005 is $128,188 in revenue from Oil and Gas Properties compared to $200,608 in revenue during the nine months ended December 31, 2004.

The Company recognized cost of revenue of $0 in the nine months ended December 31, 2005 compared with $0 in the nine months ended December 31, 2004.

General and administrative expenses for the nine months ended December 31, 2005 were $1,361,714 compared with $798,345 in the nine months ended December 31, 2004.

Interest expense for the three months ended December 31, 2005 and 2004 was $148,950 and $178,217, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Net cash used in operating activities was $76,412 for the nine months ended December 31, 2005, resulting primarily from a net loss of $1,410,590 net of certain non-cash expenses.

Net cash provide by operating activities was $33,997 for the nine months ended December 31, 2004, resulting primarily from a net loss of $943,619 net of certain non-cash expenses.

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

FUNDING OBJECTIVES

Earth Search Sciences is seeking total investment capital of $20 million. The investment capital will be utilized to fund operations and expire debt, upgrade data processing capacity with hardware and software, and complete the development of the MEMS-technology, platform-based hyperspectral imaging system. Approximately $10 million of the amount will be dedicated to the building of the complete oil shale recovery plant. This plant is targeted to be located on a rich former US Navy Oil Shale Petroleum Reserve.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

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

              Exhibits
              Statement Under Oath of Principal Executive Officer and Principal
              Financial Officer Regarding Facts and Circumstances Relating to
              Exchange Act Filings

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        EARTH SEARCH SCIENCES, INC.


Date:  February 28, 2006
                                        -----------------------------------
                                        Chief Executive Officer