Form 10KSB
period 2006-03-31
EARTH SEARCH SCIENCES INC
filed 2006-07-17
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE TRANSACTION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-02555

                           EARTH SEARCH SCIENCES, INC,
                 (Name of Small Business Issuer in its charter)

                 Utah                                   870437723
--------------------------------------------------------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
           of incorporation)                       Identification No.)

306 Stoner Loop Road, #6, Lakeside, Montana               59922
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip code)
    Issuer's telephone number (406) 751-5200
    Securities registered under Section 12(b) of the Exchange Act: None


         Title of each class               Name of each exchange on which
                                                     Registered


         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                (Title of class)

                                (Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $399,742.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of March 31, 2006 of $0.20, the approximate aggregate market value of voting stock held by non-affiliates is $2,194,000.

As of March 31, 2006 77,697,642 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                                TABLE OF CONTENTS

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

  Item 1  -  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
  Item 2  -  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
  Item 3  -  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .   7
  Item 4  -  Submission of Matters to a Vote of Security Holders. . . . . . .   7

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

  Item 5  -  Market for the Registrant's Common Stock Equity and
              Related Shareholder Matters . . . . . . . . . . . . . . . . . .   8
  Item 6  -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . .  10
  Item 7  -  Financial Statements and Supplementary Data. . . . . . . . . . .  14
  Item 8  -  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure. . . . . . . . . . . . . .  15
  Item 8A -  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .  15
  Item 8B -  Other Information. . . . . . . . . . . . . . . . . . . . . . . .  15

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

  Item 9  -  Directors and Executive Officers of the Registrant . . . . . . .  16
  Item 10 -  Executive Compensation . . . . . . . . . . . . . . . . . . . . .  17
  Item 11 -  Security Ownership of Certain Beneficial Owners and
               Management . . . . . . . . . . . . . . . . . . . . . . . . . .  18
  Item 12 -  Certain Relationships and Related Transactions . . . . . . . . .  18
  Item 13 -  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
  Item 14 -  Principle Accountants Fee and Services . . . . . . . . . . . . .  21

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                     PART I

ITEM 1.  BUSINESS

Organization
------------

     Earth Search Sciences, Inc. (the Company) was incorporated in 1984 under the laws of the state of Utah.

Corporate Focus
---------------

     Initially the Company was formed to engage in the mining industry. As interests developed in exploration the Company began to look at the new types of technology being used for that purpose. In 1991, the Company was invited to participate in the Visiting Investigator Program (VIP) sponsored by the National Aeronautics and Space Administration (NASA). In the VIP program, the Company sought to compare the benefits of using the NASA operated Airborne Visible and Infra-Red Imaging Spectrometer (AVIRIS), along with other less advanced instruments, in locating geologic areas of interest in mineral exploration. The results proved that remote sensing technology had a place in mineral exploration and that a smaller, less expensive instrument than the NASA AVIRIS could be gainfully applied in the mineral exploration industry. To achieve this goal, the Company undertook the development of a miniaturized hyperspectral remote sensing instrument, named Probe 1, which was designed to be used with cost effective and easily available aircraft.

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

     With the recent resurgence of the mining industry and the emphasis for new sources of supply for oil and gas, there is a greater interest in using exploration tools that are faster and more accurate. With its hyperspectral technology the Company is taking an aggressive role in establishing itself as an active participant in the discovery of new natural resources by creating wholly owned subsidiary companies in key industries, initially mining and oil and gas. These companies will seek joint ventures with partners who can provide technologies, human and capital resources to synergize with the Company's assets in order to build active exploration and development programs.

     This strategy will produce two valuable results for ESSI shareholders:

1. Create more demand for ESSI's hyperspectral remote sensing services, hence more revenue generation, and

2. Create equity positions with fast growth potential in multiple key industries from new discoveries of rare natural resources.

     Evidence of the interest in this successful strategy is seen in the completion of the Company's first joint venture in the mining industry (with subsidiary company Geo Probe, Inc.). Another is underway in the oil and gas industry (with subsidiary company Petro Probe, Inc). Others that are in early stage discussions focus on technology research and development centers, and advanced modular, hyperspectral instrumentation utilizing nano technology.

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

     Petro Probe, Inc.'s working interests in its seven oil and gas projects which offer it the right to participate in drilling additional wells on the project lease acreage. Petro Probe Inc. will determine whether or not to participate in additional drilling efforts on a case by case basis. Besides the West Scott field project, Petro Probe has interests in the Green River Basin, Paradox Basin, and the Australian Basin.

     Because of the national need for new hydrocarbon discoveries, Petro Probe, Inc. is actively seeking petroleum based companies to either joint venture with, or merge with, and is in an excellent position to move forward in this direction. A merger is under discussion with a private company holding a license for new Oil Shale recovery technology. The company, General Petroleum International, Inc., offers access to huge oil shale deposits in the USA and around the world.

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

     As in the hydrocarbon industry sector there is a build-up of new demand for mineral exploration beginning to occur and Geo Probe recently concluded a joint venture with partners, Advanced Exploration Inc. and Geological Business Solutions Inc. two Canadian companies launching new exploration and mine development businesses. The companies in the joint venture employ former key Noranda Minerals hyperspectral exploration staff.

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

Employees
---------

     As  of  March  31,  2006  the  Company  had  4  full-time  employees.

Available  Information
----------------------

     The Securities and Exchange Commission maintains an internet site at http://www.sec.gov that contains reports and financial information filed by the
      ------------
Company.  The  Company  maintains an internet site at http://www.earthsearch.com
                                                      --------------------------
that  contains information about the Company's business, markets and technology.

Seasonal  Nature  of  Business
------------------------------

     The Company experiences the highest demand for its collection services April through October in the Northern Hemisphere and October through April in the Southern Hemisphere.

Customers  and  Geographic  Areas  of  Business
-----------------------------------------------

     In fiscal 2006, the Company operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. In fiscal 2005 and 2004, the Company's sensors were operated in the United States and abroad. Contracts to operate the sensors in the United States as an ecological, mining, agricultural, hydrocarbon, and target identification contributed approximately $302,901, $192,297 and $258,843, to revenue in fiscal 2006, 2005, and 2004, respectively.

ITEM 2.  PROPERTIES

     The Company headquarters consist of approximately 1,500 square feet of office space in Kalispell, Montana. All other office obligations have been cancelled.

     In addition, the Company owns working interests in seven oil and gas properties. (See Note 4 to the Notes to Consolidated Financial Statements).

ITEM 3.  LEGAL  PROCEEDINGS

     ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005; however, as of the end of fiscal 2006, ESSI has not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of March 31, 2006, management estimates the settlement obligation to be $2,820,099 which reflects a 5% late fee imputed each month on the outstanding balance due. As of March 31, 2006, management has recognized an accrual for the estimated obligation.

     In October of 2002, Terranet, Inc. a subsidiary company, received notice of a judgment issued by the Supreme Court of British Columbia in regards to monies owed resulting from a contract with plaintiff Cal Data Ltd., of Vancouver, B.C. The plaintiff alleged that seventy-five thousand dollars was overdue from invoices for services dating from January of 2002 to October, 2002. Management is examining its position and has accrued a $74.603 liability associated with this demand in its financial statements.

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

          Quarter Ended          High  Low
    ---------------------------  ----  ---
             June 30, 2004        .01  .01
             September 30, 2004   .01  .01
             December 31, 2004    .01  .01
             March 31, 2005       .40  .30

             June 30, 2005        .16  .12
             September 30, 2005   .07  .06
             December 31, 2005    .11  .10
             March 31, 2006       .20  .20

     (b) Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2006 was approximately 1,212. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

                           RECENT SALES OF UNREGISTERED SECURITIES (1)

            AMOUNT    PRICE     TOTAL                           AMOUNT    PRICE     TOTAL
              OF       PER      CASH                              OF       PER      CASH
          SECURITIES  SHARE   PROCEEDS                        SECURITIES  SHARE   PROCEEDS
DATE         SOLD      ($)       ($)               DATE          SOLD      ($)       ($)
--------  ----------  ------  ---------       --------------  ----------  ------  ---------

 4/6/05      353,500                     (2)          4/7/05      75,000                     (2)
 4/8/05       85,210                     (2)         4/29/05     250,000  $ 0.25  $  62,500
5/19/05      100,000                     (2)         5/25/05     800,000                     (3)
6/23/05       47,102                     (1)         7/22/05      75,000                     (1)
9/20/05      484,125                     (1)         9/27/05      87,500                     (1)
11/9/05      337,083                     (1)         12/7/05     281,667                     (1)
1/30/06    1,600,000                     (1)          3/3/06     130,048                     (1)
 3/6/06       28,571                     (1)

     (1) Consideration paid for the shares was employee and/or consulting services.
     (2)  Shares issued for debt consideration.
     (3)  Consideration paid for Directorship.

Securities authorized for issuance under Equity Compensation Plans
------------------------------------------------------------------

The following table sets forth certain information on the Company's Equity Compensation Plans. See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

Plan category                           (a)                       (b)                      (c)
                            Number of securities to be      Weighted-average       Number of securities
                              issued upon exercise of      exercise price of     remaining available for
                               outstanding options,       outstanding options,    future issuance under
                                warrants and rights       warrants and rights      equity compensation
                                                                                     plans (excluding
                                                                                 securities reflected in
                                                                                        column (a)
--------------------------  ---------------------------  ----------------------  ------------------------

Equity compensation plans
approved by security
holders (1)                                           -                       -                         -

Equity compensation plans
not approved by security
holders (2)                                      54,593  $                  442                         -

Total                                            54,593  $                  442                         -

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain selected financial data for each of the last five fiscal years with respect to the Company and is qualified in its entirety by reference to the Company's audited financial statements and notes thereto.

                                                 As of or for the fiscal year ended
                                                 ----------------------------------
                                    2006           2005           2004           2003           2002
                                -------------------------------------------------------------------------
Operating revenue               $    399,742   $    415,702   $    516,490   $    786,208   $  5,044,498
Net loss                           2,189,247      5,185,527     (3,860,529)    (5,354,184)   (16,797,081)
Net loss per common share              (0.00)         (0.94)         (0.02)         (0.03)         (0.11)
Total assets                         638,233        665,940      1,233,573      4,091,566      7,096,591
Long-term obligations                349,303        367,373      4,286,233      4,700,365      4,687,895
Stockholders' (deficit) equity   (18,510,242)   (17,303,576)   (18,690,393)   (14,879,965)   (11,310,331)
Cash dividends declared                    -              -              -              -              -

     Financial comparisons will be made between the fiscal years ended March 31, 2006 and 2005.

Results  of  Operations
-----------------------

     The Company recognized revenue of $399,742 in 2006 compared with $415,702 in 2005.

     Provision for loss on impairment of fixed assets was $27,318 and $386,628 in 2006 and 2005. General and administrative costs were $1,474,602 in 2006 compared with $4,443,170 in 2005.

     Interest income in 2006 was $0 compared to $0 in 2005. In 2006 the Company recognized interest expense of $2,297,210 compared to $659,180 in 2005.

     In 2006, the Company recorded minority interest in losses of consolidated subsidiaries of $0 compared to $0 in 2005. ESSI Probe 1 LC minority interest loss for a full year of operations was $0 in 2006 and 2005.

     The Company recognized a net loss of $2,189,247 in fiscal 2006 compared with a net lose of $5,185,527 in 2005. The loss on a per share basis was $0.00 and $0.93 in fiscal 2006 and 2005.

Liquidity  and  Capital  Resources
----------------------------------

     Net cash used in operating activities was $137,076 in 2006. Net cash used in operating activities was $38,872 in 2005, resulting primarily from payments for salaries and services and changes in current assets and liabilities.

     At March 31, 2006 and 2005, the Company had cash of $40,900 and $9,175 and a working deficit of $18,574,732 and $17,472,528, respectively.

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

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In fiscal 2002, based on such review, the Company established a provision for loss on the NEMO program of $13,010,364.

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

     Research and Development of next generation hyperspectral instrumentation is continuing. The Company is pursuing the approval of nano-technology patents for hyperspectral remote sensing instrumentation and processing in order to secure its market position for the next decade of industry developments.

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

Risks  Related  to  Our  Business
---------------------------------

     The Company may not realize our anticipated return on capital commitments made to expand our capabilities. The Company purchased an aircraft, additional satellite and an airborne hyperspectral instruments, as well as oil and gas property rights. The aircraft and airborne hyperspectral instruments were purchased to increase our capacity to conduct airborne surveys. If the Company does not experience continued demand for our remote sensing services, the Company may incur significant expense without generating corresponding revenues. The oil and gas property rights were acquired in order to exploit suspected natural resources located within certain properties. If these properties do not contain sufficient natural resources to warrant exploitation, the Company may incur significant expenses without generating corresponding revenues.

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

Outlook
-------

     This Report on Form 10-KSB, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other reports hereafter filed by the Company with the Securities and Exchange Commission may contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this Report on Form 10-KSB and such other reports filed with the Securities and Exchange Commission are forward-looking. In particular, statements regarding industry prospects, future OEM sales by the Company, the adequacy of existing manufacturing resources, the Company's continued expansion in foreign markets and the Company's future results of operations or financial position are forward-looking statements. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee any of the forward-looking statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from those the Company forecasts in forward-looking statements due to a variety of factors, including those set forth above under the heading "Additional Risk Factors that could Affect Operating Results and Market Price of Stock" and elsewhere in this Report. The Company does not intend to update any forward-looking statements due to new information, future events or otherwise.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The financial statements and supplementary data required by this Item are included on pages F-1 to F-21 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 10, 2003, the Board of Directors of the Company dismissed the Company's accountants, Grant Thornton, LLP. Grant Thornton LLP served as the Company's auditor beginning with the fiscal year ended March 31, 2001. The Board of Directors has appointed Malone & Bailey, PC as the Company's auditor for the year ended March 31, 2003. They remain as the Company's current auditors. Malone & Bailey's office is located at 2925 Briarpark, Suite 930 Houston, TX 77042.

     During the fiscal year ended March 31, 2006, and through July 5, 2006, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

ITEM 8A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period and in that some of the accounting entries relating to debt and equity instruments required adjustment upon review by our independent auditors. We intend to take measures to remedy this situation by engaging independent auditors to provide us with accounting advice and implementing internal procedures including the distribution of documents. These deficiencies have been reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

ITEM 8B.   OTHER INFORMATION

None.

                                    PART III
                                    --------

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2005 to the present.

          NAME       AGE                POSITION
-------------------  ---  -------------------------------------
     Larry F. Vance   71  Chairman and Chief Executive Officer

     Tami J Story     43  Director Secretary/Treasurer/Director

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

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2006 annual meeting of shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

     Based solely on a review of copies of reports received by the Company from persons required to file reports of ownership and changes on ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes that all of its executive officers and directors complied with applicable filing requirements for the fiscal year ended March 31, 2006.

ITEM  10.  EXECUTIVE  COMPENSATION

Table below summarizes information on Executives and Directors compensation

                                             SUMMARY COMPENSATION TABLE
                                                                                             Long-Term Compensation
                              Annual Compensation                             Awards                 Payouts
                          ---------------------------------------------------------------------------------------------
                                                                                            Securities
                                                      Other Annual    Restricted   Stock    underlying
Name and Principal        Fiscal   Salary    Bonus    Compensation      Stock      Option  options/SARS     LTIP pay-
Position                   Year     ($)       ($)          ($)       Award(s) ($)  Grants       (#)         outs ($)
-----------------------------------------------------------------------------------------------------------------------

Larry Vance/Chairman (1)    2006   160,000         -              -             -       -              -              -
                            2005   160,000         -              -             -       -              -              -
                            2004   160,000         -              -             -       -              -              -
Tami J. Story/Secretary     2006    80,000         -              -             -       -              -              -
and Treasurer (1)           2005    80,000         -              -             -       -              -              -
                            2004    80,000         -              -             -       -              -              -

                            All other
Name and Principal        Compensation
Position                       ($)
---------------------------------------

Larry Vance/Chairman (1)              -
                                      -
                                      -
Tami J. Story/Secretary               -
and Treasurer (1)                     -
                                      -

(1)  Salary was deferred unless cash flow allowed payment.


                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                      OPTION/SAR VALUES

                                              Number of securities          Value of Unexercised In-the
                                             underlying unexercised               Money Options at
                                                options at FY-End                    FY-End ($)
                   Shares
                 Acquired on     Value
Name              Exercise    Realized ($)  Exercisable/Unexercisable        Exercisable/Unexercisable
---------------  -----------  ------------  -------------------------  ---  ----------------------------

Larry Vance                -             -        4,500,000/3,000,000  (1)                           0/0
John Peel                  -             -        4,500,000/3,000,000  (1)                           0/0
Rory J. Stevens            -             -          375,000/1,500,000  (1)                           0/0
Tami Story                 -             -          750,000/3,000,000  (1)                           0/0

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

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information regarding ownership of the Company's Common Stock as of March 31, 2006 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

                                     Amount and nature
     Name and address of beneficial    of beneficial     Percent of
                 owner                 ownership (1)        class
-----------------------------------  ------------------  -----------

     Larry Vance                         54,660,644 (2)         74 %
     P.O. Box 763
     Lakeside, MT  59922
     Tami Story                             12,069,714           16%
     P.O. Box 763
     Lakeside, MT  59901

     All directors and officers             66,730,358           90%


___________________________
(1) All shares are held directly with sole voting and investment power unless otherwise indicated.
(2) Includes 4,439 shares held by Universal Search Technology, a private company owned by Mr. Vance.

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON FORM 8-K

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

   21.1.1 List of Subsidiaries (Incorporated by reference to Exhibit 21.1.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000)


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2006 and March 31, 2005 and fees billed for other services rendered by Malone & Bailey. during those periods.

                                                FISCAL 2005  FISCAL 2004
Audit Fees (1)                                  $    45,000  $    44,000
Audit Related Fees (2)                          $         0  $         0
Tax Fees (3)                                    $         0  $         0
All Other Fees (4)                              $         0  $         0
Total                                           $    45,000  $    44,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EARTH SEARCH SCIENCES, INC.


                                        By /s/ Larry F. Vance
                                        Larry F. Vance
                                        Chairman
                                        Date: July 14, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title

/s/ Larry F. Vance                Chairman and Director
Larry F. Vance
Date: July 14, 2006


/s/ Tami J. Story                 Corporate Secretary and Treasurer and Director
Tami J. Story
Date: July 14, 2006

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


To the Board of Directors
    Earth Search Sciences, Inc.
    Kalispell, Montana


We have audited the accompanying consolidated balance sheet of Earth Search Sciences, Inc. ("Earth Search") as of March 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Earth Search's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences Inc., as of March 31, 2006, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Earth Search will continue as a going concern. Earth Search incurred recurring net losses of$2,189,247 and $5,185,527 for fiscal 2006 and 2005, respectively and has an accumulated deficit of $61,883,781 ad a working capital deficit of $18,574,732 as of March 31, 2006. These factors, among others, as discussed in
Note 2 to the financial statements, raise substantial doubt about Earth Search's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

July 5, 2006

                           EARTH SEARCH SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006


ASSETS
Current assets:
  Cash                                                            $     40,900
  Accounts receivable                                                   16,971
  Loan costs, net of $62,740 accumulated amortization                  166,569
                                                                  -------------
Total current assets                                                   224,440

Property and equipment, net of $735,635 accumulated depreciation       413,793
                                                                  -------------
TOTAL ASSETS                                                      $    638,233
                                                                  =============

LIABILITIES
Current liabilities:
  Notes payable current portion                                   $    880,934
  Settlement obligation                                              2,820,099
  Accrued officers' compensation                                       907,983
  Accounts payable                                                  11,641,757
  Accrued expenses                                                     179,890
  Stockholder loans                                                  2,368,509
Total current liabilities                                           18,799,172

  Notes payable less current portion                                   349,303
                                                                  -------------
Total liabilities                                                   19,148,475
                                                                  -------------

Commitments and contingencies                                                -

STOCKHOLDERS' DEFICIT
  Series A preferred stock; 200,000 shares authorized, none
    issued and outstanding; liquidation preference $1,000,000                -
  Common stock, $.001 par value; 200,000,000 shares
    authorized; 77,697,642 shares, issued and outstanding               77,698
  Additional paid-in capital                                        43,495,841
  Treasury stock                                                      (200,000)
  Accumulated deficit                                              (61,883,781)
                                                                  -------------
Total stockholders' deficit                                        (18,510,242)
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    638,233
                                                                  =============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2006 and 2005


                                                 2006          2005
                                             ------------  ------------
Revenues                                     $   399,742   $   415,702

Expenses
  Bad debt                                        20,130             -
  General and administrative                   1,474,602     4,443,170
  Depreciation, amortization and depletion       339,646       151,039
  Impairment                                      27,318       386,628
                                             ------------  ------------
  Total Expenses                               1,861,696     4,980,837

                                             ------------  ------------
Loss from operations                          (1,461,954)   (4,565,135)

Other income (expense)
  Debt forgiveness                             1,569,917        38,788
  Interest expense                            (2,297,210)     (659,180)

                                             ------------  ------------
Net loss                                     $(2,189,247)  $(5,185,527)
                                             ============  ============

Basic and diluted loss per share             $     (0.03)  $     (0.94)

Weighted average common shares outstanding    76,280,791     5,545,079


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       Years Ended March 31, 2006 and 2005


                                          Preferred Stock         Common Stock
                                         Shares      Amount     Shares    Amount
                                       -----------  --------  ----------  -------
Balance at March 31, 2004 (restated)            -   $     -      485,764  $   486

Issuance of common stock for debt
  to related parties                                              39,216       39

Issuance of common stock for debt               -         -       80,313       80

Issuance of common stock for
  services rendered                                            2,604,907    2,605

Issuance of common stock for
  accrued compensation                          -         -      214,922      215

Issuance of preferred stock for
  accrued compensation                  2,761,928     2,762            -        -

Issuance of common stock for
  loan and interest conversion                            -        4,191        4

Conversion of preferred stock to
  common stock                         (2,761,928)   (2,762)  69,048,200   69,048

Issuance of common stock for accrued
  legal settlement                              -         -      285,323      285

Related party release of debt                   -         -            -        -

Net loss                                        -         -            -        -
                                       -----------  --------  ----------  -------

Balance at March 31, 2005                       -         -   72,762,836   72,762

Issuance of common stock for cash               -         -      250,000      250

Issuance of common stock for debt               -         -      106,667      107

Issuance of common stock for
  services rendered                             -         -    4,224,639    4,225

Issuance of common stock for
  loan extension                                -         -      353,500      354

Warrants for loan extension                     -         -            -        -

Warrants for services                           -         -            -        -

Net loss                                        -         -            -        -
                                       -----------  --------  ----------  -------
Balance at March 31, 2006                       -   $     -   77,697,642  $77,698
                                       ===========  ========  ==========  =======


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                 EARTH SEARCH SCIENCES, INC.
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                             Years Ended March 31, 2006 and 2005


                                        Additional
                                         Paid-in      Accumulated    Treasury
                                         Capital        Deficit       Stock         Total
                                       ------------  -------------  ----------  -------------
Balance at March 31, 2004 (restated)   $35,690,008   $(54,509,007)  $(200,000)  $(19,018,513)

Issuance of common stock for debt
  to related parties                        19,961              -           -         20,000

Issuance of common stock for debt           64,927              -           -         65,007

Issuance of common stock for
  services rendered                      3,648,756              -           -      3,651,361

Issuance of common stock for
  accrued compensation                     140,225              -           -        140,440

Issuance of preferred stock for
  accrued compensation                   1,032,961              -           -      1,035,723

Issuance of common stock for
  loan and interest conversion               2,301              -           -          2,305

Conversion of preferred stock to
  common stock                             (66,286)             -           -              -

Issuance of common stock for accrued
  legal settlement                         327,836              -           -        328,121

Related party release of debt            1,657,507                                 1,657,507

Net loss                                         -     (5,185,527)          -     (5,185,527)
                                       ------------  -------------  ----------  -------------
Balance at March 31, 2005               42,518,196    (59,694,524)   (200,000)   (17,303,576)

Issuance of common stock for cash           62,250              -           -         62,500

Issuance of common stock for debt            9,493              -           -          9,600

Issuance of common stock for
  services rendered                        672,854              -           -        677,079

Issuance of common stock for
  loan extension                           123,372              -           -        123,726

Warrants for loan extension                 92,494              -           -         92,494

Warrant for services                        17,182              -           -         17,182

Net loss                                         -     (2,189,247)          -     (2,189,247)
                                       ------------  -------------  ----------  -------------
Balance at March 31, 2006              $43,495,841   $(61,883,781)  $(200,000)  $(18,510,242)
                                       ============  =============  ==========  =============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               EARTH SEARCH SCIENCES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years Ended March 31, 2006 and 2005


                                                                  2006          2005
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(2,189,247)  $(5,185,527)
Adjustments to reconcile net loss to
  cash used in operating activities:
Common stock issued for services
  and interest expense                                            677,079     3,653,666
Warrants issued for services                                       17,182             -
Common stock issued for debt                                        9,600             -
Common stock issued for legal settlement                                -       328,121
Depreciation, amortization and depletion                          339,645       151,038
Asset impairment                                                   27,318       386,628
Forgiveness of debt                                            (1,569,917)       38,788
Bad debt                                                           20,130             -
Changes in assets and liabilities:
  Accounts receivable                                              27,802        44,337
  Other current assets                                                  -        39,007
  Accounts payable and accrued expenses                         2,198,386       (13,459)
  Accrued interest                                                 64,947       181,857
  Accrued officers compensation                                   240,000       336,672
                                                              ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                            (137,076)      (38,872)
                                                              ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                               (5,246)      (55,958)
                                                              ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                              (5,246)      (55,958)
                                                              ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net                              370,745       171,591
Proceeds for the sale of common stock                              62,500             -
Payment for loan extension                                        (62,000)            -
Repayments on notes payable                                      (197,200)      (79.339
                                                              ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         174,045        92,252
                                                              ------------  ------------

NET CHANGE IN CASH                                                 31,723        (2,578)
CASH AT BEGINNING OF PERIOD                                         9,175        11,753
                                                              ------------  ------------
CASH AT END OF PERIOD                                         $    40,900   $     9,175
                                                              ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash flow information:
  Interest paid                                               $         -   $         -
  Taxes paid                                                            -             -

Non-cash financing and investing activities:
  Common Stock issued for loan extension                          123,726             -
  Warrants for loan extension                                      92,494             -
  Common Stock issued for accounts payable                              -        65,007
  Preferred stock issued for accrued payroll                            -        41,219
  Preferred stock issued for deferred officer's compensation            -       994,504
  Common stock issued for accrued payroll                               -       140,440
  Contribution to capital from related party
    release of debt                                                     -     1,657,507
  Shares issued for payment of related party loans                      -        20,000


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           EARTH SEARCH SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Earth Search Sciences, Inc. ("ESSI") collects high value hyperspectral imagery of the Earth's surface utilizing their proprietary hyperspectral imaging sensor, principally in North America. This imagery is either sold to end users via contracts to collect the information or collected for ESSI's own exploration purposes. ESSI also performs a range of imagery processing services. Information collected by the sensor has applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and development, agricultural assessment and planning, including weed species identification, land use planning, forestry monitoring and planning, homeland security and target identification for defense surveillance.

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

The majority-owned Petro Probe, Inc. was formed to identify and develop hydrocarbon properties by utilizing ESSI's hyperspectral instruments, hydrocarbon geologists, and imagery processors. At March 31, 2006, Petro Probe, Inc. holds interests in seven oil and gas projects. As of March 31, 2006, all Oil & gas interests held by Petro Probe were fully impaired.

In fiscal 2006 and 2005, ESSI operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $302,901 and $192,000 to revenue in fiscal 2006 and 2005, respectively.

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

CASH AND CASH EQUIVALENTS
ESSI considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

ACCOUNTS RECEIVABLE
ESSI uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management's review of the current status of existing receivables and estimate as to their collectibility. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.

As of March 31, 2006, the amounts carried in accounts receivable were considered by management to be collectible in full. As a result, there was no allowance for doubtful accounts for the year ended March 31, 2006.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their carrying amounts in the financial statements.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation. ESSI recognizes depreciation on its property and equipment using the straight-line method over estimated useful lives ranging from five years for computers and software, vehicles and equipment to ten years for the two hyperspectral sensors.

Major repairs or replacements of property and equipment are capitalized. Maintenance repairs and minor replacements are charged to operations as incurred. Property and equipment retirements are removed from the records at their cost and related accumulated depreciation and any resulting gain or loss is included in operations.

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

Based on the agreements for the working interests in oil and gas properties, ESSI will proportionately share in future revenues as well as future operating and drilling costs. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance

Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

REVENUE RECOGNITION
ESSI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically happens when services are rendered under contracts for airborne hyperspectral services and imaging processing services.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ESSI evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In Fiscal 2006 and 2005 ESSI incurred unsuccessful oil and gas properties write-offs of $27,318 and $386,628 respectively. Due to the uneconomical nature of the well at March 31, 2006, it was not feasible to estimate future cash flows to be provided by ESSI's long-lived assets, therefore the assets were fully impaired. See note 4.

EARNINGS PER SHARE
Basic net loss per share is computed by dividing net loss to common stockholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the years ended March 31, 2006 and 2005, ESSI had no dilutive potential common shares.

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

On January 1, 2006, ESSI adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. ESSI adopted SFAS 123(R) using the modified prospective method which allows the application of SFAS 123(R) on a going-forward basis rather than restating prior periods and requires the application of the accounting standard as of January 1, 2006.

For the years ended March 31, 2006 and 2005, ESSI had no stock option issuances.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ESSI incurred recurring net losses of $2,189,247 and $5,185,527 for fiscal 2006 and 2005, respectively and has an accumulated deficit of $61,883,781 and a working capital deficit of $18,574,732 as of March 31, 2006. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                             March 31,
                                     Life       2006
                                     ----  --------------
           Aircraft                    10  $     925,795
           Equipment                    5        223,633
                                           --------------
                                               1,149,428

     Less: accumulated depreciation             (735,635)
                                           --------------
                                           $     413,793
                                           ==============

Depreciation expense totaled $104,223 and $112,658 in fiscal 2006 and 2005, respectively.

NOTE 4 - OIL AND GAS INTERESTS

In fiscal 2005, ESSI paid $101,849 for drilling on two existing properties and sold a portion of its interests to others on those two properties for $15,947.

ESSI recognized approximately $97,000 and $223,000 in revenue from the producing property in fiscal 2006 and 2005 respectively. Depletion was $14,863 and $38,025 in fiscal 2006 and 2005 respectively.

In fiscal 2006 and 2005 ESSI wrote-off $27,218 and $386,628 of previously capitalized costs on properties that were determined to be uneconomical wells. During fiscal 2006 all the wells of ESSI were deemed to provide uneconomical future cash flows, therefore each well was fully impaired.

Supplemental information (unaudited)
                                            Successful
                                              Efforts
                                            -----------
Capitalized costs relating to oil and gas
producing activities at March 31, 2006
  Proved oil and gas properties             $         -
  Unproved oil and gas properties                     -
  Less accumulated depletion                          -
                                            -----------
Net capitalized costs                       $         -
                                            -----------

Costs incurred in oil and gas producing
  activities for the years ended
  March 31, 2006 and 2005
                                               2006        2005
                                             ---------  ----------
Property acquisition costs
  Proved                                     $      -   $       -
  Unproved                                          -      55,958

Results of operations for oil and gas
  producing activities for the years ended
  March 31, 2006 and 2005
  Oil and gas sales                          $ 96,841   $ 223,405
  Development Costs                             4,807           -
  Depletion                                   (14,863)    (38,025)
  Impairment                                  (27,318)   (386,628)
                                             ---------  ----------
Results of operations for oil and gas
producing activities (excluding corporate
overhead and financing costs)                $ 59,467   $(201,248)
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

                                         2006                2005
                                    Oil      Gas       Oil         Gas
                                   (Bbls)   (Mcf)     (Bbls)      (Mcf)
                                   ------  --------  --------  -----------
Proved developed and undeveloped
Reserves
  Beginning of year                     -   47,000    13,356    5,271,000
  Revisions of previous estimates       -  (32,590)  (13,343)  (5,181,709)
  Production                            -  (14,410)      (13)     (42,291)
                                   ------  --------  --------  -----------
End of Year                             -        -         -       47,000
                                   ======  ========  ========  ===========
Proved developed reserves
  Beginning of year                     -   47,000    13,356    5,271,000
  End of year                           -        -         -       47,000

Standardized measure of                 2006          2005
  discounted future net cash flows   ----------    -----------
  at March 31, 2006 and 2005
  Future cash inflows                $         -  $    421,663
  Future production costs                      -       (13,414)
  Future development costs                     -       (27,824)
  10% annual discount for estimated
    timing of cash flows                       -      (117,787)
                                     -----------  -------------
Standardized measure of discounted
  future net cash flows relating to
  proved oil and gas reserves        $         -  $    202,638
                                     ===========  =============

The following reconciles the change in the standardized measure of discounted future net cash flows for fiscal 2006 and 2005

                                             2006        2005
                                          ----------  ----------
Beginning of the year                     $ 202,638   $ 421,663
Sales of oil and gas, net of production
  costs                                     (96,841)   (223,405)
Net changes in prices and production
  costs                                           -       9,683
Development costs incurred during the
  year which were previously estimated            -           -
Revisions of previous quantity estimates   (133,621)     (9,761)
Net change in future estimated
  development costs                          27,824      (4,458)
                                          ----------  ----------
End of year                               $       -   $ 202,638
                                          ==========  ==========

NOTE 5 - NOTES PAYABLE

Notes payable consists of the following:
                                                2006
                                             ----------
  Installment note payable with a balloon
    due September 15, 2006, secured by ESSI's
    assets, with
    interest at 15%, due in monthly
    installments of $18,042                  $ 850,616

Installment note payable secured by
producing oil and gas property, with
    interest at 15%, due in monthly
    installments of $6,929                     374,585
Other                                            5,036
  Less:  current portion                      (880,934)
                                             ----------
                                             $ 349,303
                                             ==========

NOTE 6 - STOCKHOLDER LOANS

ESSI has financed its operations in part by funds received from advances by shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2006, stockholder loans totaled $2,368,509 including interest accrued on such advances of $821,654.

NOTE 7 - ACCRUED OFFICERS' COMPENSATION

Accrued compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, Chief Executive Officer, Chief Financial Officer and Secretary). ESSI recorded officer compensation, accrued payroll taxes and accrued interest of $385,991 and $336,850 during fiscal 2006 and 2005, and included these amounts in general and administrative expenses. ESSI is accruing interest on the accrued compensation balances at a rate of 8.5%, compounded quarterly. ESSI is making full salary payments to these officers as cash flow allows.

On June 8, 2004, ESSI issued 2,652,011 shares of preferred stock for payment of $994,504 of deferred compensation. Additionally, 109,917 shares of preferred stock were issued for payment of $41,219 in accrued compensation to other employees. During the same year, the preferred stock was converted into 69,048,200 shares of common stock.

On March 7, 2005, two officers signed releases of deferred compensation and accrued interest totaling $1,657,507. This transaction was considered a contribution to capital.

NOTE 8 - BUSINESS SEGMENT INFORMATION

ESSI's major activities are broken down into an Airborne Hyperspectral Services business segment, a Satellite Development business segment, an Oil and Gas property business segment and an Other Industries business segment. The Airborne Hyperspectral Services segment and Satellite Development segment utilized remote sensing instruments to earn revenue from the sale of hyperspectral imagery. The current Satellite Development business segment revenue is from a cost reimbursement contract with the U.S. Navy for the construction of the NEMO project, which has been disbanded. Transactions between the business segments are loans, interest, and management fees based on an allocation of incurred costs for general and administrative expenses. As the consolidated group is operating at a net loss position, no income tax expense or benefit is provided.

                            Business Segment Information for Fiscal Year 2006

                                    Airborne
                                  Hyperspectral     Satellite    Oil and Gas      Other
                                    Services       Development    Properties    Industries     Combined
                                 ---------------  -------------  ------------  ------------  ------------
Revenues                         $      302,901   $          -   $     96,841  $         -   $   399,742
                                 ===============  =============  ============  ============  ============
Income (loss) from operations    $   (1,479,489)  $       (311)  $     22,346  $    (4,500)  $(1,461,954)
                                 ===============  =============  ============  ============  ============

Debt forgiveness                      1,569,917              -              -            -     1,569,917
Interest expense                     (1,894,009)             -              -            -    (2,189,247)
Net income (loss)                      (312,773)    (1,894,320)        22,346       (4,500)   (2,189,247)

Total assets at 3/31/06          $      631,277   $        452   $      3,019  $     3,485   $   638,233
                                 ===============  =============  ============  ============  ============
Depreciation, amortization
  and depletion
  for the period ended 3/31/06   $      324,783   $          -   $     14,863  $         -   $   339,646
                                 ===============  =============  ============  ============  ============
Capital expenditures for the
  period ended 3/31/06           $        5,246   $          -   $          -  $         -   $     5,246
                                 ===============  =============  ============  ============  ============


                                            Business Segment Information for Fiscal Year 2005

                                    Airborne
                                  Hyperspectral     Satellite    Oil and Gas      Other
                                    Services       Development    Properties    Industries     Combined
                                 ---------------  -------------  ------------  ------------  ------------
Revenues                         $      192,297   $          -   $    223,406  $         -   $   415,702
                                 ===============  =============  ============  ============  ============
Income (loss) from operations    $   (4,747,844)  $    (24,183)  $    208,357  $    (1,465)  $(4,565,135)
                                 ===============  =============  ============  ============  ============

Debt forgiveness                         38,788              -              -            -        38,788
Interest expense                       (659,180)             -              -            -      (659,180)
Net income (loss)                    (5,368,236)       (24,183)       208,357       (1,465)   (5,185,527)

Total Assets at 3/31/05          $      578,082   $        762   $     84,488        2,608   $   665,940
                                 ===============  =============  ============  ============  ============
Depreciation, amortization
  and depletion
  for the period ended 3/31/05   $      113,014   $          -   $     38,025            -   $   151,039
                                 ===============  =============  ============  ============  ============
Capital expenditures for the
  period ended 3/31/05           $            -   $          -   $     55,958            -   $    55,958
                                 ===============  =============  ============  ============  ============

NOTE 9 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2006 and 2005 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2006, deferred tax assets consisted of the following:

     Deferred tax assets
         Net operating losses        $   6,300,000
         Less:  valuation allowance     (6,300,000)
                                      ------------
     Net deferred tax asset          $           0

The cumulative net operating loss carry-forward is approximately $18,500,000 at March 31, 2006, and will expire in the years 2015 through 2026. The deferred tax asset has been fully reserved because ESSI is unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code, which may occur in the future. Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.

NOTE 10 - OFFICER AND DIRECTOR STOCK OPTIONS

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

For the years ended March 31, 2006 and 2005, there were no options issued.

The following table summarizes the employee stock option transactions described above.

                               Shares
                               under     Weighted-average
                               option     exercise price
                              --------  ------------------
     Balance, March 31,2003   $57,845   $             428
       Options granted             --                  --
       Options cancelled       (2,313)               (228)
       Options exercised           --                  --
                              --------  ------------------
     Balance, March 31, 2004   55,532                 436
       Options granted             --                  --
       Options cancelled         (939)                (84)
       Options exercised           --                  --
                              --------  ------------------
     Balance, March 31, 2005   54,593   $             442
       Options granted             --                  --
       Options cancelled           --                  --
      Options exercised           --                  --
                              --------  ------------------
     Balance, March 31, 2006  $54,593   $             442
                              ========  ==================

Options outstanding and exercisable as of March 31, 2006:

                       - - Outstanding - -    Exercisable
                        Number    Remaining     Number
     Exercise Price   of Shares      life      of Shares
     ---------------  ----------  ----------  -----------
           20                625      1 year          625
           28                375      1 year          375
           56                906     .5 year          906
           56                312      1 year          312
           60                875     .5 year          875
           84             12,500      1 year       12,500
          140                875     .5 year          875
          200              8,750     1 years        8,750
          400              6,875     1 years        6,875
          600              7,500     1 years        7,500
          800              7,500     1 years        7,500
        1,000              7,500     1 years        7,500

                      ----------              -----------
                          54,593                   54,593
                      ==========              ===========

NOTE 11 - STOCK ISSUANCES

PREFERRED STOCK
On June 8, 2004, ESSI issued 2,761,928 shares of preferred stock for payment of $1,035,723 deferred compensation. Each share of preferred stock was convertible into 25 shares of common stock and maintained voting rights on a fully diluted basis.

During the fourth quarter of fiscal 2005, all shares of preferred stock were converted into 69,048,200 shares of common stock.

COMMON STOCK
On June 2, 2004, ESSI authorized a 400:1 reverse split. The split did not affect the par value of the common stock, and reduced the number of shares outstanding to 476,135.

During fiscal 2005, ESSI issued:

     - 2,609,098 shares of stock valued at $3,653,666 to various individuals for services rendered.

     - 80,313 shares of stock valued at $65,007 to various individuals for debt.

     - 39,216 shares of stock valued at $20,000 to a majority shareholder for partial payment of stockholder loans.

     - 214,922 shares of stock valued at $140,440 to employees for accrued compensation.

     - 285,323 shares of stock valued at $328,121 for an accrued legal settlement. See note 13 for details.

During fiscal 2006, ESSI issued:

     -    250,000 shares of stock for $62,500 in cash.

     - 4,224,639 shares of stock valued at $677,079 to various individuals for services rendered.

     -    106,667 shares of stock valued at $9,600 for debt.

     - 353,500 shares of stock valued at $123,725 for a six-month loan extension to December 31, 2005.

     - 350,000 warrants valued at $92,494. The warrants are immediately exercisable at $0.50 at the holder's option for one year from the grant date, April 5, 2005. The warrants were valued using the Black Scholes model with volatility of 209% and a discount rate of 2%.

     - 100,000 warrants valued at $17,182. The warrants were issued to consultants for services. 50,000 warrants are exercisable at $0.50 and 50,000 are exercisable at $0.25. The warrants are immediately exercisable at the holder's option for one year from the grant date, June 22, 2005. The warrants were valued using the Black Scholes model with volatility of 209% and a discount rate of 2%.

NOTE 12 - LITIGATION

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005; however, as of the end of fiscal 2006, ESSI has not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of March 31, 2006, management estimates the settlement obligation to be $2,820,099 which reflects a 5% late fee imputed each month on the outstanding balance due. As of March 31, 2006, management has recognized an accrual for the estimated obligation.

In October of 2002, Terranet, Inc. a subsidiary company, received notice of a judgment issued by the Supreme Court of British Columbia in regards to monies owed resulting from a contract with plaintiff Cai Data Ltd., of Vancouver, B.C. The plaintiff alleged that seventy-five thousand dollars was overdue from invoices for services dating from January of 2002 to October, 2002. Management is examining its position and has accrued a $74,603 liability Associated with this demand in its financial statements.