Form 10QSB
period 2006-06-30
EARTH SEARCH SCIENCES INC
filed 2006-08-21
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended:  JUNE 30, 2006
                           Commission File No. 0-19566

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

The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2006, covered by this report: 79,651,203 shares. The registrant has only one class of common stock.

Transitional Small Business Disclosure Format (check one):    Yes     No X

                           EARTH SEARCH SCIENCES, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2006

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                       PAGE
                                                                ----
    Consolidated Balance Sheet as of June 30, 2006 (unaudited)     3

    Consolidated Statements of Operations for the Three
      Months Ended June 30, 2006 and 2005 (unaudited)              4

    Consolidated Statements of Cash Flows for the Three
      Months Ended June 30, 2006 and 2005 (unaudited)              5

    Selected Notes to Consolidated Financial Statements            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS            7-9

ITEM 3. CONTROLS AND PROCEDURES                                   10

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

Earth Search Sciences, Inc.
Consolidated Balance Sheets (Unuadited)
------------------------------------------------------------------------------------------------------------------

Assets                                                                            June 30, 2006    March 31, 2006
                                                                                 ---------------  ----------------
Current assets:
  Cash                                                                           $       41,438   $        40,900
  Accounts receivable, net of  $0 allowance for doubtful accounts                           717            16,971
  Loan costs, net of $295,161 and $227,075 accumulated amortization                      98,483           166,569
Total current assets                                                                    140,638           224,440

  Property and equipment, net of $761,597 and $735,635 accumulated depreciation
and  amortization                                                                       387,831           413,793
                                                                                 ---------------  ----------------
TOTAL ASSETS                                                                     $      528,469   $       638,233
                                                                                 ===============  ================

Liabilities
Current liabilities:
  Current portion of notes payable                                               $      843,947   $       880,934
  Settlement obligation                                                               3,338,097         2,820,099
  Accrued officers' compensation                                                        967,986           907,983
  Accounts payable                                                                   11,206,619        11,641,757
  Accrued payroll & payroll taxes                                                       203,829           179,890
  Due to related parties                                                              2,462,409         2,368,509
  Investor deposit                                                                      377,715                 -
                                                                                 ---------------  ----------------

Total current liabilities                                                            19,400,602        18,799,172

Long Term Liabilities
  Notes payable less current portion                                                    337,283           349,303
                                                                                 ---------------  ----------------
Total liabilities                                                                    19,737,885        19,148,475
                                                                                 ---------------  ----------------

Commitments and contingencies                                                                 -                 -
  Stockholders' deficit
    Series A preferred stock; 200,000 shares authorized, none
    issued and outstanding; liquidation preference $1,000,000                                 -                 -
  Common stock, $.001 par value; 200,000,000 shares
    authorized; 79,651,203 and 77,697,642 shares, issued and outstanding                 79,651            77,698
  Additional paid-in capital                                                         44,099,214        43,495,841
  Treasury stock                                                                       (200,000)         (200,000)
  Accumulated deficit                                                               (63,188,281)      (61,883,781)
                                                                                 ---------------  ----------------
Total stockholders' deficit                                                         (19,209,416)      (18,510,242)
                                                                                 ---------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $      528,469   $       638,233
                                                                                 ===============  ================

                            See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)
-----------------------------------------------------------------------

                                                   Three Months
                                                   Ended June 30,
                                                 2006          2005
                                             ------------  ------------
Revenue                                      $    48,179   $    73,881
Expenses
  General and administrative                   1,239,141       603,799
                                             ------------  ------------

Loss from operations                          (1,190,962)     (529,918)

Other income (expense)
  Interest expense                              (113,538)     (206,992)
                                             ------------  ------------

Net loss                                     $(1,304,500)  $  (736,910)
                                             ============  ============

Basic and diluted loss per share             $     (0.02)  $     (0.01)

Weighted average common shares outstanding    78,884,577    73,803,388

       See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)
-----------------------------------------------------------------------------------------

                                                                       Three Months
                                                                       Ended June 30,
                                                                     2006         2005
                                                                 ------------  ----------
Cash flows from operating activities:
Net loss                                                         $(1,304,500)  $(736,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion                              94,048      50,471
Common stock for services and interest expense                       533,326     362,198
Warrants for services                                                      -      17,182
Changes in assets and liabilities
  Accounts receivable                                                 16,254      (9,447)
  Other current assets                                                     -         500
  Accounts payable and accrued expenses                              549,082      47,831
  Accounts payable to related parties                                 93,900      45,512
  Accrued interest                                                     7,428      49,726
  Deferred officers' compensation                                     60,000      73,382
                                                                 ------------  ----------
Net cash provided by (used in) operating activities                   49,538     (99,555)


Cash flows from financing activities:
  Proceeds from shareholder loans, net                                     -      75,000
  Proceeds from sale of stock                                              -      62,500
  Repayments on notes payable                                        (49,000)    (22,013)
                                                                 ------------  ----------
Net cash provided by financing activities                            (49,000)    115,487
                                                                 ------------  ----------

Net increase in cash                                                     538      15,932
                                                                 ------------  ----------
Cash at beginning of period                                           40,900       9,175
                                                                 ------------  ----------
Cash at end of period                                            $    41,438   $  25,107
                                                                 ============  ==========

Supplemental disclosures:
Income taxes paid                                                $         -   $       -
Interest paid                                                              -           -

Non-cash activities:
Shares payable issued                                            $    72,000   $       -
Equity issued for loan extension                                           -     215,826

               See accompanying notes to consolidated financial statements

                           EARTH SEARCH SCIENCES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

NOTE 2 - EQUITY

During the quarter ended June 30, 2006:

     - ESSI issued 1,553,561 common shares valued at market of $533,326 to various individuals for consulting services.

     - ESSI issued 400,000 common shares to a debtor for a loan extension to September 15, 2006. The shares were valued at market of $72,000 and classified as shares payable as of March 31, 2006.

NOTE 3 - LITIGATION

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005; however, as of June 30, 2006, ESSI has not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of June 30, 2006, management estimates the settlement obligation to be $3,338,097 which reflects a 5% late fee imputed each month on the outstanding balance due. As of June 30, 2006, management has recognized an accrual for the estimated obligation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS
-----------------------

Historically ESSI's core business has been focused on collecting and processing airborne hyperspectral data for the production of detailed surface maps. These maps indicate the exact chemical and physical characteristics of all the materials exposed on the surface of the Earth. The Company was one of the early pioneers in developing the technology globally and has now served a number of clients in many countries.

The company realizes that opportunity exists in using the technology to discover properties for mineral and hydrocarbon exploitation. It was a natural growth step to create a strategy of developing subsidiary companies in key natural resource markets wherein exploration discoveries could be maximized by "in-house" development. The company is currently pursuing these avenues in the mineral and oil and gas industries

The Company recognized revenue of $48,179 in the first quarter of fiscal 2007 compared with $73,881 in the first quarter of fiscal 2006. Included in the first quarter of 2007 is $0 in revenue from Oil and Gas Properties compared to $38,581 in revenue in the first quarter of 2006.

Except for fractional ownership and several wells on oil and gas producing properties, ESSI has no other active operations at this time.

General and administrative expenses for the first quarter of fiscal 2007 were $1,239,141 compared with $603,799 in the first quarter of fiscal 2006.

Interest expense for the three months ended June 30, 2006 and 2005 was $113,538 and $206,992, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Net cash provided by operating activities was $49,538 for the three months ended June 30, 2006. Net cash used in operating activities was $99,555 for the three months ended June 30, 2005 resulting primarily from a net loss of $736,910 net of certain non-cash expenses.

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

FUTURE  OPERATIONS
------------------

In the future, the Company intends to continue with its efforts to establish subsidiary companies that are capable of driving demand for hyperspectral services in a particular industry. This is in addition to attending to the core business segment of hyperspectral services, including surveying and processing, to third parties in the national security, mineral, hydrocarbon, forestry and environmental areas.

Each subsidiary will focus on a specific sector of commercial remote sensing and have a management team with relevant skills and expertise. The Company will provide a license to use the Company's hyperspectral instruments and processing support. This strategy creates a ready market for the Company, as well as positioning the Company to receive a royalty from any resource development that occurs as a result of the subsidiaries' use of the Company's instruments and technology. Additional capital will be raised for each subsidiary by means of private placements or public offerings.

The Company's intent is to create partnerships, strategic alliances, mergers or acquisitions for the subsidiaries as the most expeditious and cost-effective way to grow the commercial hyperspectral remote sensing market.

In this regard, Petro Probe, Inc. (PPI) the Company's hydrocarbon industry subsidiary has entered into a license for the production of oil and gas from oil shale. The license was obtained from a private company and patent holder, General Synfuels International, Inc. (GSI). which provided an unrestricted license to a patented application entitled "Recovery of Products from Oil Shale"
                                            ------------------------------------
(U.S. Patent Application Publication No. US 2004/0149433A1), which describes a method of hydrocarbon recovery from oil shale using a hot gas process. Funding arrangements are being negotiated and it is expected that a test plant will be built late in 2006.

Petro Probe, Inc. has also entered into an alliance with two other companies to provide further development opportunities with oil shale. Independent Energy Partners, Inc. (IEP) and Phoenix Wyoming Inc., (PWI) both Colorado private companies, have their own non-competitive interests in oil shale. IEP owns the exclusive rights to a broad, patented Geothermic Fuel CellTM (GFC) method, (US Patent No. 6,684,948 B1-Apparatus and Method For Heating Subterranean Formations
                        --------------------------------------------------------
Using Fuel Cells), to economically produce oil and natural gas from
----------------
unconventional resources such as oil shale, while producing electricity as a byproduct. IEP also has acquired the mineral rights on property in Rio Blanco County, Colorado on some of the richest "Mahogany Zone" oil shale property in the world, holding an estimated 1.4-2.4 billion barrels of oil.

PWI owns certain proprietary intellectual property and methods designed to bring the advantages of microwave technology to an oil shale borehole.

It is expected this alliance will attract even more opportunity as a synergistic team.

Similar arrangements are being pursued for the Company's mineral industry subsidiary company, Geo Probe, Inc.

The Company's near-term plans are to continue pursuing:

     (1) contracts that produce revenues from the application of remote sensing;
     (2) the development of additional miniaturized remote sensing instruments and newer generation airborne instruments to replace the current PROBE-1 model;
     (3) the integration of other advanced technology exploration instruments with hyperspectral technology to offer clients a "one-stop" convenience;
     (4)  the development of promising mineral, oil and gas properties;
     (5) the acquisition of licenses or options to new technologies for minerals or oil and gas production that can assist the company to become a resource developer and producer as well as an exploration oriented business.

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

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005; however, as of June 30, 2006, ESSI has not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of June 30, 2006, management estimates the settlement obligation to be $3,338,097 which reflects a 5% late fee imputed each month on the outstanding balance due. As of June 30, 2006, management has recognized an accrual for the estimated obligation.

ITEM  3.  CONTROLS  AND  PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective. Specifically, the Company's independent auditors identified deficiencies in controls related to revenue recognition, valuation of share-based compensation, and recording of accrued expenses associated with the Company's settlement obligation. The Company intends to take measures to remedy this situation by working with the auditors and engaging outside advisors to provide accounting advice and assistance with implementing internal procedures to ensure that controls and procedures are adequate and effective. These deficiencies have been reported to the Company's Board of Directors, and the Company intends to improve and strengthen its controls and procedures.

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

                                        EARTH  SEARCH  SCIENCES,  INC.



Date:     August  21,  2006             /s/  Larry  F.  Vance
                                        ---------------------
                                        Chief  Executive  Officer