Form 10QSB
period 2006-09-30
EARTH SEARCH SCIENCES INC
filed 2006-11-20
CIK 752634

This Form 10-QSB is presently being reviewed by an Independent Registered Public Accounting Firm. A formal 10-QSB will be filed after the holiday.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2006
                           Commission File No. 0-19566

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

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2006, covered by this report: 81,286,723 shares. The registrant has only one class of common stock.

Transitional Small Business Disclosure Format (check one):    Yes     No X

                           EARTH SEARCH SCIENCES, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2006

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------




ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                PAGE
                                                                         ----

        Consolidated Balance Sheet as of September 30, 2006 (unaudited)     3

        Consolidated Statements of Operations for the Three
          Months Ended September 30, 2006 and 2005 (unaudited)              4

        Consolidated Statements of Cash Flows for the Six
          Months Ended September 30, 2006 and 2005 (unaudited)              5

        Selected Notes to Consolidated Financial Statements                 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     7-9

ITEM 3. CONTROLS AND PROCEDURES                                            10


                                     PART II
                                     -------

                             OTHER INFORMATION REQUIRED
                             --------------------------

Item 1.Legal Proceedings                                                   10
Item 2.Changes in Securities                                               10
Item 3.Defaults Upon Senior Securities                                     10
Item 4.Submission of Matters of a Vote of Security Holders                 10
Item 5.Other information                                                   10
Item 6.Exhibits and Reports on Form 8-K                                    10

Earth Search Sciences, Inc.
Consolidated Balance Sheets (Unuadited)
--------------------------------------------------------------------------------


                                                                        September 30, 2006    March 31, 2006
                                                                       --------------------  ----------------
Current assets:
    Cash                                                               $             5,826   $        40,900
    Accounts receivable, net of  $0 allowance for doubtful accounts                 43,367            16,971
    Loan costs, net of $295,161 and $227,075 accumulated amortization               30,397           166,569
                                                                       --------------------  ----------------
Total current assets                                                                79,590           224,440

    Property and equipment, net of $761,597 and $735,635 accumulated
depreciation and amortization                                                      361,868           413,793
                                                                       --------------------  ----------------
TOTAL ASSETS                                                           $           441,458   $       638,233
                                                                       ====================  ================

Liabilities
Current liabilities:
    Current portion of notes payable                                   $           843,947   $       880,934
    Settlement obligation                                                        3,937,318         2,820,099
    Accrued officers' compensation                                               1,027,986           907,983
    Accounts payable                                                            11,224,464        11,641,757
    Accrued payroll & payroll taxes                                                225,144           179,890
    Due to related parties                                                       2,622,192         2,368,509
    Investor deposit                                                               377,715                 -
                                                                       --------------------  ----------------
Total current liabilities                                                       20,258,766        18,799,172

Long Term Liabilities
    Notes payable less current portion                                             337,283           349,303
                                                                       --------------------  ----------------
Total liabilities                                                               20,596,049        19,148,475
                                                                       --------------------  ----------------

Commitments and contingencies
 Stockholders' deficit
    Series A preferred stock; 200,000 shares authorized, none
issued and outstanding; liquidation preference $1,000,000                                                  -
    Common stock, $.001 par value; 200,000,000 shares
    Issued and outstanding                                                          80,515            77,698
    Additional paid-in capital                                                  44,314,096        43,495,841
    Treasury stock                                                                (200,000)         (200,000)
    Accumulated deficit                                                        (61,883,745)      (61,883,781)
                                                                       --------------------  ----------------
Total stockholders' deficit                                                    (17,689,134)      (18,510,242)
                                                                       --------------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $           441,458   $       638,233
                                                                       ====================  ================

          See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                         Three Months                             Six Months
                                                      Ended September 30,                     Ended September 30,
                                            --------------------------------------  --------------------------------------
                                                   2006                2005                2006                2005
                                            ------------------  ------------------  ------------------  ------------------
Revenue                                     $          43,250   $         197,785   $          91,429   $         272,667
                                            ------------------  ------------------  ------------------  ------------------

Expenses
    General and administrative                       (841,370)           (395,150)         (2,080,511)           (998,949)
    Depreciation and Amortization Expense             (51,925)                  -             (51,925)                  -

Loss from operations                                 (893,295)           (197,365)         (2,132,436)           (727,282)

Other income (expense)
  Interest expense                                   (310,908)            (81,299)           (424,446)           (288,291)
                                            ------------------  ------------------  ------------------  ------------------

Net loss                                    $      (1,160,953)  $        (278,664)  $      (2,465,453)  $      (1,015,573)
                                            ==================  ==================  ==================  ==================

Basic and diluted loss per share            $            0.00   $            0.00   $            0.01   $            0.01

Weighted average common                                                74,788,690                              74,317,270

          See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                      Three Months
                                                                                   Ended September 30,
                                                                                  2006             2005
                                                                             ---------------  ---------------
Cash flows from operating activities:
Net loss                                                                     $   (1,602,332)  $   (1,015,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion                                            107,254          120,146
Common stock for services and interest expense                                      920,422          420,997
Warrants for services                                                                     -           17,182
Changes in assets and liabilities
    Accounts receivable                                                             (39,873)         (82,002)
    Other current assets                                                                  -              500
    Accounts payable and accrued expenses                                           591,811          103,631
    Accounts payable to related parties                                              93,900          108,530
    Accrued interest                                                                 15,282          107,909
    Deferred officers' compensation                                                 120,000          120,000
                                                                             ---------------  ---------------
Net cash provided by (used in) operating activities                                (107,119)         (98,680)

Cash flows from financing activities:
  Proceeds from shareholder loans, net                                                    -           80,001
  Proceeds from sale of stock                                                             -           62,500
  Repayments on notes payable                                                        75,000          (27,248)
                                                                             ---------------  ---------------
Net cash provided by financing activities                                            75,000          115,253
                                                                             ---------------  ---------------

Net increase in cash                                                                 32,119           16,573
Cash at beginning of period                                                          41,438            9,175
                                                                             ---------------  ---------------
Cash at end of period                                                        $        9,319   $       25,748
                                                                             ===============  ===============

Supplemental disclosures:
Income taxes paid                                                            $            -   $            -
Interest paid                                                                             -                -

Non-cash activities:
Equity issued for loan extension                                                          -          216,219

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

During the quarter ended September 30, 2006:

     - ESSI issued 485,333 common shares valued at market of $387,096 to various individuals for consulting services.

     - ESSI issued 375,000 common shares valued at market of $75,000 to an individual that elected to convert a promissory note with right of conversion.

NOTE 3 - LITIGATION

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005; however, as of September 30, 2006, ESSI has not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of September 30, 2006, management estimates the settlement obligation to be $3,338,097 which reflects a 5% late fee imputed each month on the outstanding balance due. As of September 30, 2006, management has recognized an accrual for the estimated obligation.

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

The company realizes that opportunity exists in using the technology to discover properties for mineral and hydrocarbon exploitation. It was a natural growth step to create a strategy of developing subsidiary companies in key natural resource markets wherein exploration discoveries could be maximized by "in-house" development. The company is currently pursuing these avenues in the mineral and oil and gas industries

The Company recognized revenue of $43,250 in the second quarter of fiscal 2007 compared with $197,785 in the second quarter of fiscal 2006. Included in the second quarter of 2007 is $0 in revenue from Oil and Gas Properties compared to $72,940 in revenue in the second quarter of 2006.

Except for fractional ownership and several wells on oil and gas producing properties, ESSI has no other active operations at this time.

General and administrative expenses for the second quarter of fiscal 2007 were $841,370 compared with $395,150 in the second quarter of fiscal 2006.

Interest expense for the three months ended September 30, 2006 and 2005 was $310,908 and $81,299, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Net cash provided by operating activities was $107,119 for the six months ended September 30, 2006. Net cash used in operating activities was $98,680 for the six months ended September 30, 2005 resulting primarily from a net loss of $297,832 net of certain non-cash expenses.

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

Petro Probe, Inc. has also entered into an alliance with two other companies to provide further development opportunities with oil shale. Independent Energy Partners, Inc. (IEP) and Phoenix Wyoming Inc., (PWI) both Colorado private companies, have their own non-competitive interests in oil shale. IEP owns the exclusive rights to a broad, patented Geothermic Fuel CellTM (GFC) method, (US Patent No. 6,684,948 B1-Apparatus and Method For Heating Subterranean Formations
                        --------------------------------------------------------
Using Fuel Cells), to economically produce oil and natural gas from
----------------
unconventional resources such as oil shale, while producing electricity as a
------------
byproduct.  IEP also has acquired the mineral rights on property in Rio Blanco
---
County, Colorado on some of the richest "Mahogany Zone" oil shale property in the world, holding an estimated 1.4-2.4 billion barrels of oil.

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

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005; however, as of September 30, 2006, ESSI has not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of September 30, 2006, management estimates the settlement obligation to be $3,338,097 which reflects a 5% late fee imputed each month on the outstanding balance due. As of September 30, 2006, management has recognized an accrual for the estimated obligation.

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

                                          EARTH SEARCH SCIENCES, INC.



Date:  November  20,  2006                /s/ Larry F. Vance
                                          ------------------------------------
                                          Chief  Executive  Officer