Form 10QSB
period 2006-12-31
EARTH SEARCH SCIENCES INC
filed 2007-02-21
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the quarterly period ended:  DECEMBER 31, 2006
                          Commission File No. 000-19566

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


The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006, covered by this report: 81,286,723 shares. The registrant has only one class of common stock.

Transitional Small Business Disclosure Format (check one):    Yes     No X

                           EARTH SEARCH SCIENCES, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 2006

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                           PAGE
                                                                    ----
     Consolidated Balance Sheets as of December 31, 2006
     and March 31, 2006 (unaudited)                                    3

     Consolidated Statements of Operations for the Three and Nine
     Months Ended December 31, 2006 and 2005 (unaudited)               4

     Consolidated Statements of Cash Flows for the Nine
     Months Ended December 31, 2006 and 2005 (unaudited)               5

     Selected Notes to Consolidated Financial Statements             6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7-13

ITEM 3. CONTROLS AND PROCEDURES                                       14


                                     PART II
                                     -------

                           OTHER INFORMATION REQUIRED
                           --------------------------

Item 1.Legal Proceedings                                              14
Item 2.Changes in Securities                                          14
Item 3.Defaults Upon Senior Securities                                14
Item 4.Submission of Matters of a Vote of Security Holders            14
Item 5.Other information                                              14
Item 6.Exhibits and Reports on Form 8-K                               14

Earth Search Sciences, Inc.
Consolidated Balance Sheets (Unuadited)
----------------------------------------------------------------------------------------------------------------

                                                                            December 31, 2006    March 31, 2006
                                                                           -------------------  ----------------
Current assets:
  Cash                                                                     $           31,187   $        40,900
  Accounts receivable, net of  $0 allowance for doubtful accounts                         132            16,971
  Loan costs, net of $364,333 and $227,075 accumulated amortization                    29,311           166,569
                                                                           -------------------  ----------------
Total current assets                                                                   60,630           224,440

  Property and equipment, net of $806,246 and $735,635 accumulated
depreciation and amortization                                                         334,820           413,793
                                                                           -------------------  ----------------
TOTAL ASSETS                                                               $          395,450   $       638,233
                                                                           ===================  ================

Liabilities
Current liabilities:
  Current portion of notes payable                                         $          843,947   $       880,934
  Settlement obligation                                                             4,630,489         2,820,099
  Accrued officers' compensation                                                    1,086,900           907,983
  Accounts payable                                                                 11,644,896        11,641,757
  Accrued payroll & payroll taxes                                                     246,455           179,890
  Due to related parties                                                            2,709,209         2,368,509
                                                                           -------------------  ----------------
Total current liabilities                                                          21,161,896        18,799,172

Long Term Liabilities
  Notes payable less current portion                                                  337,283           349,303
                                                                           -------------------  ----------------
Total liabilities                                                          $       21,499,179   $    19,148,475
                                                                           -------------------  ----------------

Commitments and contingencies
 Stockholders' deficit
  Series A preferred stock; 200,000 shares authorized, none
issued and outstanding; liquidation preference $1,000,000                  $                -   $             -
  Common stock, $.001 par value; 200,000,000 shares
   authorized; 81,286,723 and 77,697,642 shares, issued and outstanding                81,287            77,698
  Additional paid-in capital                                                       44,321,812        43,495,841
  Treasury stock                                                                     (200,000)         (200,000)
  Accumulated deficit                                                             (65,306,828)      (61,883,781)
                                                                           -------------------  ----------------
Total stockholders' deficit                                                       (21,103,729)      (18,510,242)
                                                                           -------------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $          395,450   $       638,233
                                                                           ===================  ================

          See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------------------------


                                                   Three Months                Nine Months
                                                 Ended December 31,          Ended December 31,
                                            --------------------------  --------------------------
                                                2006          2005          2006          2005
                                            ------------  ------------  ------------  ------------
Revenue                                     $         -   $   116,699   $    91,429   $   388,365

Expenses
  General and administrative                   (848,125)     (349,414)   (2,964,580)   (1,241,545)
  Depreciation and Amortization Expense         (27,048)      (13,352)      (78,973)     (120,169)
                                            ------------  ------------  ------------  ------------

Loss from operations                           (875,173)     (246,067)   (2,952,124)     (973,349)

Other income (expense)
Interest expense                                (46,477)     (148,950)     (470,923)     (437,241)
                                            ------------  ------------  ------------  ------------

Net loss                                    $  (921,650)  $  (395,017)  $(3,423,047)  $(1,410,590)
                                            ============  ============  ============  ============

Basic and diluted loss per share            $     (0.01)  $     (0.01)  $     (0.04)  $     (0.02)

Weighted average common                      81,281,201    75,696,817    80,574,567    74,724,184

          See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------------------------------

                                                                                    Nine Months
                                                                                 Ended December 31,
                                                                                 2006          2005
                                                                             ------------  ------------
Cash flows from operating activities:
Net loss                                                                     $(3,423,047)  $(1,410,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion                                          78,973        93,027
Amortization of deferred loan costs                                              137,258       219,476
Common stock for services and interest expense                                   753,833       473,825
Common stock for debt                                                             75,727         9,600
Warrants for services                                                                  -        17,182
Changes in assets and liabilities
  Accounts receivable and other current assets                                    16,839       (18,315)
  Accounts payable and accrued expenses                                        1,859,048        89,274
  Accounts payable to related parties                                            340,700       100,607
  Accrued interest                                                                21,046       169,502
  Deferred officers' compensation                                                178,917       180,000
                                                                             ------------  ------------
Net cash provided by (used in) operating activities                               39,294       (76,412)


Cash flows from financing activities:
  Proceeds from shareholder loans, net                                                 -        72,014
  Proceeds from sale of stock                                                          -        62,500
  Repayments on notes payable                                                    (49,007)      (30,680)
                                                                             ------------  ------------
Net cash provided by (used in) financing activities                              (49,007)      103,834
                                                                             ------------  ------------

Net increase (decrease) in cash                                                   (9,713)       27,422
Cash at beginning of period                                                       40,900         9,175
                                                                             ------------  ------------
Cash at end of period                                                        $    31,187   $    36,597
                                                                             ============  ============

Supplemental disclosures:
Income taxes paid                                                            $         -   $         -
Interest paid                                                                          -             -

Non-cash financing and investing activities:
Common Stock issued for loan extension                                       $    72,000   $   123,726
Warrants for loan extension                                                            -        92,494

           See accompanying notes to consolidated financial statements

                           EARTH SEARCH SCIENCES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

NOTE 2 - EQUITY

During the quarter ended June 30, 2006:

     - ESSI issued 1,553,561 common shares valued at market of $533,326 to various individuals for consulting services.

     - ESSI issued 400,000 common shares to a debtor for a loan extension to September 15, 2006. The shares were valued at market of $72,000.

During the quarter ended September 30, 2006:

     - ESSI issued 485,333 common shares valued at market of $140,745 to various individuals for consulting services.

     - ESSI issued 375,000 common shares valued at market of $75,000 to an individual that elected to convert a promissory note with right of conversion.

During the quarter ended December 31, 2006:

     - ESSI issued 45,682 common shares valued at market of $7,766 to an individual for consulting services.

NOTE 3 - LITIGATION

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005; however, as of December 31, 2006, ESSI has not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of December 31, 2006, management estimates the settlement obligation to be $4,630,489 which reflects a 5% late fee imputed each month on the outstanding balance due. As of December 31, 2006, management has recognized an accrual for the estimated obligation.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, ESSI incurred recurring net losses of $3,423,047 and $1,410,590 for the nine-month periods ended December 31, 2006 and 2005, respectively and has an accumulated deficit of $65,306,828 and a working capital deficit of $21,101,266 as of December 31, 2006. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS
---------------

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

In August, 1987 the Company changed its name to Earth Search Sciences, Inc. and in November, 1987 ESSI was dissolved.

ESSI has four wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc. In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. The 50% owned subsidiary ESSI Probe 1 LC was formed as a joint venture to own and operate hyperspectral instruments. All subsidiaries except Petro Probe were inactive during fiscal 2006 and 2007.

The Company utilizes an aircraft mounted hyperspectral remote sensing instrument to gather precise geological data from the surface of the Earth. Solar energy is reflected from surface materials and the instrument, called "Probe-1", captures the data in digital form. The Probe-1 is a "whiskbroom style" instrument that collects data in a cross-track direction by mechanical scanning and in an along-track direction by movement of the airborne platform. The instrument acts as an imaging spectrometer in the reflected solar region of the electromagnetic spectrum (0.4 to 2.5 nm). In the VNIR and SWIR, the at-sensor radiance is dispersed by four spectrographs onto four detector arrays. Spectral coverage is nearly continuous in these regions with small gaps in the middle of the 1.4 and
1.9 nm atmospheric water bands. In order to avoid geometric distortions in the recorded imagery, the Probe-1 is mounted on a 3 axis, gyro-stabilized mount. Geolocation of nadir pixels is assisted by the recording of aircraft GPS positional data and tagging each scan line with a time that is referenced to the UTC time interrupts from the GPS receiver.

The spectral data is processed to identify unique spectra in the image. The captured and processed spectra are compared to a library of known material spectra called "digital fingerprints" and the output allows the identification of mineral, compounds and organic matter and the determination of vegetative conditions.

In the fiscal years from 2004 to 2006 the Company's sensors were operated in the United States and abroad. Contracts to operate the sensors in the United States as an ecological, mining, agricultural, and hydrocarbon target identification tool produced revenues of $302,901, $192,297 and $258,843, to revenue in fiscal 2006, 2005, and 2004, respectively.

In 1997 the Company began a two year contract with Noranda Minerals Inc. to provide hyperspectral remote sensing data over multi-continents The agreements called for a series of flights for Noranda Mining and Exploration Inc. and its affiliates including Falconbridge Limited (collectively, the "Noranda Group"). The agreements provided the Noranda Group with an exclusive license to use the instruments for commercial mining exploration, as long as the Noranda Group continued to purchase remote sensing services from the Company in certain specified quantities. The Company was entitled to receive fees for services and net smelter royalties or net profit interest royalties from certain discoveries by the Noranda Group. The licensing agreement with the Noranda Group provided a $1,000,000 equity investment in ESSI by way of 200,000 preferred shares, convertible into 1,000,000 shares of common stock and an option to purchase 1,000,000 shares of ESSI common stock at a price of $2.00 per share. Targets were flown in Chile, Peru and the North West Territories in Canada.

Since 1997, the Company has also collected and holds a substantial archive of Probe 1 imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Chile, Mexico, California, Nevada, Arizona, Idaho, Montana, and Utah. At the present time the value of this data archive has not been independently appraised nor is the value of this archive reflected in the financial statements.

Various industry contacts allowed the Company to expand rapidly.

The Company concluded a memorandum of agreement with Boeing that included the use of a unique Boeing aircraft possessing exceptional slow flight characteristics to be used in a variety of applications, the first being the flight over Yellowstone National Park as part of a NASA/Yellowstone Ecosystems Studies (Y.E.S.) project utilizing ESSI's Probe 1 hyperspectral imaging technology to collect one meter data to be utilized in addressing riparian issues. Several test flights were performed during the period using the Probe 1 technology onboard a Boeing heliocourier aircraft.

The Company collected hyperspectral data for the Geosat Committee. The Geosat committee was funded from contribution by major U.S. resource companies. The Committee was operated by the University of Texas at El Paso under Director, Dr. Rebecca Dodge. The project completed for the Geosat's "Hyperspectal Group Shoot" provided Probe 1 hyperspectral imagery to the oil and minerals exploration, environmental assessment, and agriculture end-user community, for an evaluation by these communities of its application potential.

The Company teamed with the University of Idaho in a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon). The Company also collected hyperspectral data for the control and eradication of noxious weed intrusion. The test results were published and initial results proved that airborne hyperspectral imagery is a useful tool for control of weeds, as well as providing information regarding economic indicators pertaining to forecasting crop yield

The Company collected hyperspectral data for Desert Research Institute ("DRI") in the Kelso Dunes area in southeastern California. The project completed for DRI was to detect change in arid vegetation cover using Hyperspectral data in the region known as the Providence Mountains. Detection of disturbance in these regions would aid in assessment of ecosystem status and global climate change. The remote sensing data combined with ground measurements examined spectral changes occurring concurrently with observed changes in percent green cover.

The Company co-operated with the Dian Fossey Gorilla Fund International organization to utilize hyperspectral remote sensing in a unique project to examine the detail of vegetation in the gorillas' habitat in the jungles of Rwanda. Hyperspectral imagery revealed the abundance and distribution of the gorillas' principal foods in the Virungas. This information was used to determine the number of gorillas the habitat can support. National Geographic Explorer chronicled the mission in a television documentary that was subsequently played on numerous following dates.

In 1999 the company was approached by the US Navy to participate in a joint venture to acquire ownership of a proposed remote sensing satellite. Under the direction of Office of Naval Research's Naval Space Science and Technology Program Office, the Naval EarthMap Observer (NEMO) satellite would be capable of meeting the hyperspectral and panchromatic needs of many end users with timeliness and spatial resolution improved over existing commercial systems. The Navy's environmental models supporting operations in the littoral would be considerably enhanced by hyperspectral imagery and data products provided by NEMO to improve knowledge of the littoral environment with information on bathymetry, water clarity and trafficability.

The ONR signed an Other Transaction with the Space Technology Development Corporation (STDC) of Arlington, VA to develop NEMO in conjunction with the Defense Advanced Research Projects Agency (DARPA) Dual Use Applications Program
(DUAP). DUAP is a joint program of the Army, Navy, Air Force, DARPA, Director Defense Research and Engineering (DDR&E), and the Deputy Under Secretary of Defense for International and Commercial Programs. Earth Search Sciences Inc. subsequently acquired STDC and its prime contractor partner position with the ONR. The project was to have a cost of approximately $150 million with the private sector portion approximately one-half of that amount. Earth Search Sciences Inc. undertook to meet the key funding milestone payments necessary to ensure progress of the project.

The Hyperspectral Imager (HSI) would sample over a 30 km swath width with a 60 m ground sample distance (GSD) with the option to go to 30 m GSD by utilizing the systems attitude control system to 'nod' (i.e. use a satellite pitch maneuver to slow down the ground track of the field of view). A 5m panchromatic imager will provide simultaneous high spatial resolution imagery (black & white photography). A sun-synchronous circular orbit of 600 km will allow continuous repeat coverage of the whole earth in 7 days providing hyperspectral data over a 1,000,000 sq. km area each day.

The combined HSI and panchromatic images would satisfy a number of requirements of the commercial and science communities for moderate spatial and high spectral resolution remote sensing data over land and water such as agriculture, forestry, environmental monitoring , geology/mineralogy, hydrology and land use. Specific areas of interest for the Navy included bathymetry, water clarity, currents, oil slicks, bottom type, atmospheric visibility, tides, bioluminescence, beach characterization, underwater hazards, total column atmospheric water vapor, and detection and mapping of subvisible cirrus.

It was anticipated that NEMO would be launched in early 2002. Its subsequent data flow would be in the order of 56 gigabytes per day. Much of the commercial information was to be marketed through Earth Search Sciences Inc. Under the original agreement with the ONR, STDC needed to raise private industry funds of approximately $125,000,000 in order to complete, launch and operate the hyperspectral imaging satellite and instrument. Subsequent to March 31, 2002, STDC received notification from the ONR that it would not be giving STDC an extension to the agreement. The payment of approximately $8,216,424 of STDC accounts payable due subcontractors and vendors on the NEMO program is being resolved.

These examples and others indicated the world-wide interest in the technology and a bright future for the industry and Company. Unfortunately the advent of the September 11, 2001 tragedy changed the approach of individual countries to the acceptance of data collection over their borders and an industry-wide slow down occurred as a result. The commercial interest in developing satellite technology also changed as investors decided the risk level had dramatically increased due to international tensions.

CURRENT BUSINESS
----------------

As a result of the changes in the market for geological remote sensing data, the Company changed its strategy from operating as a service provider to establishing a group of subsidiary companies focused on specific market applications. Petro Probe, Inc. was a new subsidiary company formed for the oil & gas industry while Geo Probe, Inc. was formed for mineral exploration.

The resurgence of the mining industry and the emphasis for new sources of supply for oil and gas in recent years created a greater interest in using exploration tools that were faster and more accurate. The new subsidiary companies would seek joint ventures with partners who could provide technologies, human and capital resources to synergize with the Company's assets. This strategy will lead to the creation of more demand for ESSI's hyperspectral remote sensing services while providing the company with prospects for more diversified revenue generation.

The Company experiences the highest demand for its collection services April through October in the Northern Hemisphere and October through April in the Southern Hemisphere. Contracts are being sought in the following market segments: mining, hydrocarbon, agriculture, ecological and environmental monitoring. With the advent of the world-wide recognition for control of global-warming issues the Company will commence the development of an environmentally focused marketing plan to portray the advantages of airborne hyperspectral remote sensing to these market segments.

SUBSIDIARY COMPANIES
--------------------

Petro Probe, Inc.'s goal is to develop the competitive advantages of its resource mapping capability, combine that with conventional hydrocarbon exploration tools and then apply newer value-added technologies to identify good oil and gas properties.

Geo Probe, Inc. will use the hyperspectral mapping technology to find new mineral deposits and monitor the environmental impact of active and past-producing mines, mills, smelters, refineries and pipelines. The Company's mapping agreement with Noranda Minerals provided the ability to develop and prove these new approaches to mineral exploration.

Geo Probe has also attracted potential new alliance partners,  Advanced
Exploration   Inc.  and  Geological  Business Inc., two Canadian companies, have discussed the formation of new exploration and mine development business with the Company. Further discussions are forthcoming.

Eco Probe, Inc. was formed to pursue hyperspectral remote sensing applications in the environmental industry. The Company has strived to take an industrial leadership role in working with U.S. government agencies such as the Environmental Protection Agency, the Bureau of Land Management and the Office of Surface Mining on setting up applications for commercial monitoring of mineral industries, forest inventory and health issues, slope stability assessment and the spread of noxious weeds.

ESSI and Eco Probe, Inc. have performed important hyperspectral surveys and research in aquatic and vegetation-related projects. The environmental markets are vast, however the Company's current lack of resources dictates continued priority be assigned to mineral and hydrocarbon exploration.

The Company formed Terranet, Inc. to act as a imagery product distribution conduit and perform as the Company's e-commerce content provider. Recognizing that imagery collected today and yesterday could be sold repeatedly to multiple end users the Company's subsidiary company, Terranet, completed the copyright design and testing of a database and internet centered marketing system. Terranet anticipates new joint venture partners to be available when the hyperspectral industry begins to grow again.

Of the other ESSI wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., and Space Technology Development Corp.are inactive. Of the other majority-owned consolidated subsidiaries: Earth Search Resources, Inc. and ESSI Probe 1 LC are inactive.

RESULTS OF OPERATIONS
---------------------

Historically ESSI's core business has been focused on collecting and processing airborne hyperspectral data for the production of detailed surface maps. These maps indicate the exact chemical and physical characteristics of all the materials exposed on the surface of the Earth. The Company was one of the early pioneers in developing the technology globally and has now served a number of clients in various countries.

The company realizes that opportunity exists in using the technology to discover properties for mineral and hydrocarbon exploitation. It was a natural growth step to create a strategy of developing subsidiary companies in key natural resource markets wherein exploration discoveries could be maximized by "in-house" development. The company is currently pursuing these avenues in the mineral and oil and gas industries

The ESSI data collection aircraft, a turbo prop Aero Commander, was grounded for repairs in the summer of 2006. Both engines needed complete overhauls as well as other FAA required servicing. This interruption in the ability to service hyperspectral clients was detrimental to the Company's revenues in 2006. It is expected the aircraft will be fully operational for the 2007 season.

Contracts to operate the sensors in the United States contributed approximately $302,901, $192,297 and $258,843, to revenue in fiscal 2006, 2005, and 2004, respectively. The shortened 2006 season limited the work schedule to one major client.

Although the Company holds interests in seven oil and gas projects through its subsidiary company, Petro Probe, Inc., as of September 30, 2006, all such interests were fully impaired. In Fiscal 2006 and 2005 ESSI incurred unsuccessful oil and gas properties write-offs of $27,318 and $386,628, respectively. During fiscal 2006 all the wells of ESSI were deemed to provide uneconomical future cash flows. There are no prospects for new oil and gas contracts from existing properties in 2007.

The Company recognized revenue of $0 for the three months ended December 31, 2006 compared with $116,699 for the three months ended December 31, 2005. Revenue for the nine months ended December 31, 2006 was $91,429, compared to revenue of $388,365 for the corresponding period in 2005. Revenues for both periods decreased primarily due to inactive operations during fiscal year 2007.

Except for fractional ownership and several wells on oil and gas producing properties, ESSI has no other active operations at this time.

General and administrative expenses were $848,125 for the three months ended December 31, 2006, compared to $349,414 for the corresponding period of 2005. General and administrative expenses were $2,964,580 for the nine months ended December 31, 2006, compared to $1,241,545 for the corresponding period in 2005.

Interest expense for the three months ended December 31, 2006 was $46,477, compared to interest expense of $148,950 for the corresponding period in 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Net cash provided by operating activities was $39,294 for the nine months ended December 31, 2006. Net cash used in operating activities was $76,412 for the nine months ended December 31, 2005 resulting primarily from a net loss of $1,410,590 net of certain non-cash expenses.

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

FUTURE OPERATIONS
-----------------

The Company is actively researching new exploration and exploitation technologies to complement and integrate with its hyperspectral capabilities.

General Synfuels International, Inc., (GSI) a Nevada private company, owns the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process recover the oil and gas from oil shale. Petro Probe, Inc. signed a non-exclusive license agreement with GSI to obtain the use of these rights in a world-wide territory. PPI will pay a license fee in the amount of Five Hundred Thousand United States Dollars ($500,000.00) and shall issue to GSI 500,000 fully paid and non-assessable shares of PPI Common Stock, $.001 par value per share. PPI also agreed to assign to GSI an overriding net revenue interest of five and one-half percent (5 %) of the hydrocarbonaceous products produced by PPI, payable quarterly.

PPI is examining various oil shale sites in Colorado and Utah for a test plant. Five acres of premium oil shale land is sought. The test plant is budgeted for approximately $1.5 million as a first stage development cost. This will prove the technology. The second and third stages will cost approximately $8 million more at which time the plant could operate at full capacity. The time line for completion of all stages is one year.

In its search for new complementing technologies, PPI encouraged the creation of an alliance with two other companies in oil shale R&D. Independent Energy Partners, Inc. (IEP) and Phoenix Wyoming Inc., (PWI) both Colorado private companies, have their own non-competitive interests in oil shale. IEP owns the exclusive rights to a broad, patented Geothermic Fuel CellTM (GFC) method, (US Patent No. 6,684,948 B1-Apparatus and Method For Heating Subterranean Formations Using Fuel Cells), to economically produce oil and natural gas from unconventional resources such as oil shale, while producing electricity as a byproduct. IEP also has acquired the mineral rights on property in Rio Blanco County, Colorado on some of the richest "Mahogany Zone" oil shale property in the world, holding an estimated 1.4-2.4 billion barrels of oil. PWI owns certain proprietary intellectual property and methods designed to bring the advantages of microwave technology to an oil shale borehole. This alliance effort is being examined by the parties.

Continuing its interest to maintain an industry leadership positionin hyperspectral work ESSI is developing a joint venture with Intellisense Corporation to design and construct a third generation hyperspectral instrument design. This design is proposed in patent pending application #0050046822 which the Company is negotiating an LOI position for purchase. The new instrumentation would allow for faster, less expensive and more precise data collection.

The capability to design and maintain new technologies is key to the Company's success in future operations. It will be a vital component to allow continuing exploration and exploitation of the Earth's natural resources.

The Company has the knowledge and experience to build on the opportunities being presented at this time.

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

The Company's near-term plans are to continue pursuing:

     1. contracts that produce revenues from the application of remote sensing;
     2. the development of additional miniaturized remote sensing instruments and newer generation airborne instruments to replace the current PROBE-1 model;
     3. the integration of other advanced technology exploration instruments with hyperspectral technology to offer clients a "one-stop" convenience;
     4.   the development of promising mineral, oil and gas properties;
     5. the acquisition of licenses or options to new technologies for minerals or oil and gas production that can assist the company to become a resource developer and producer as well as an exploration oriented business.

The company will continue to develop a market for its securities under the new trading symbol ESSE.

LITIGATION
----------

The company entered into a civil law suit in the United States District Court for the Eastern District of Virginia as a plaintiff along with its subsidiary company, Space Technology Development Corporation. The company charged that The Boeing Company caused the plaintiffs substantial damages as a direct result of their breach of the covenant of good faith and fair dealing.

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005; however, as of December 31, 2006, ESSI has not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of December 31, 2006, management estimates the settlement obligation to be $4,630,489 which reflects a 5% late fee imputed each month on the outstanding balance due. As of December 31, 2006, management has recognized an accrual for the estimated obligation.

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


                                    PART II

OTHER INFORMATION REQUIRED
--------------------------

     Item 1.    Legal proceedings                                          None
     Item 2.    Changes in securities                                      None
     Item 3.    Defaults upon senior securities                            None
     Item 4.    Submission of matters to a vote of security holders        None
     Item 5.    Other information
     Item 6.    Exhibits attached
                Statement Under Oath of Principal Executive Officer and Principal Financial
                Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                            EARTH SEARCH SCIENCES, INC.


Date:  February 21, 2007                    /s/  Larry F. Vance
                                            ----------------------------
                                            Chief Executive Officer