Form 10KSB
period 2007-03-31
EARTH SEARCH SCIENCES INC
filed 2007-07-16
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
for the transaction period from                      to
Commission File Number 0-02555
EARTH SEARCH SCIENCES, INC,
(Name of Small Business Issuer in its charter)

Nevada	870437723
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

306 Stoner Loop Road, #6, Lakeside, Montana	59922
(Address of principal executive offices)	(Zip code)

 Issuer’s telephone number (406) 751-5200
     Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Name of each exchange on which Registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
 (Title of class)

(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
State issuer’s revenues for its most recent fiscal year. $91,429.
State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of May 31, 2007 of $0.24, the approximate aggregate market value of voting stock held by non-affiliates is $6,911,308.
As of June 29, 2007 96,327,473 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

PART I

ITEM 1.  BUSINESS

Earth Search Sciences, Inc. (the Company) was incorporated in 1984 under the laws of the state of Utah.

Earth Search Sciences, Inc. has four wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc. In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. The 50% owned subsidiary ESSI Probe 1 LC was formed as a joint venture to own and operate hyperspectral instruments. All subsidiaries excepting Petro Probe and Geoprobe were inactive during the fiscal years ended March 31, 2007 and 2006.

The Company utilizes an aircraft mounted hyperspectral remote sensing instrument to gather precise geological data from the surface of the Earth. Solar energy is reflected from surface materials and the instrument, called “Probe-1”, captures the data in digital form. The Probe-1 is a "whiskbroom style" instrument that collects data in a cross-track direction by mechanical scanning and in an along-track direction by movement of the airborne platform. The instrument acts as an imaging spectrometer in the reflected solar region of the electromagnetic spectrum (0.4 to 2.5 nm). In the VNIR and SWIR, the at-sensor radiance is dispersed by four spectrographs onto four detector arrays. Spectral coverage is nearly continuous in these regions with small gaps in the middle of the 1.4 and 1.9 nm atmospheric water bands. In order to avoid geometric distortions in the recorded imagery, the Probe-1 is mounted on a 3 axis, gyro-stabilized mount. Geolocation of nadir pixels is assisted by the recording of aircraft GPS positional data and tagging each scan line with a time that is referenced to the UTC time interrupts from the GPS receiver.

The spectral data is processed to identify unique spectra in the image. The captured and processed spectra are compared to a library of known material spectra called “digital fingerprints” and the output allows the identification of mineral, compounds and organic matter and the determination of vegetative conditions.

In the fiscal years from 2005 to 2007 the Company’s sensors were operated in the United States and abroad.  Contracts to operate the sensors in the United States as an ecological, mining, agricultural, and hydrocarbon target identification tool produced revenues of $91,429 and $302,901 and $192,297  in fiscal 2007 and 2006, respectively.

History

In December, 1985 the Company acquired all of the outstanding shares of common stock of a privately held company known as Earth Search Sciences, Inc. (ESSI), a Utah corporation formed on August 29, 1985.  The Company issued 13,639,600 shares of its common stock in exchange for ESSI's outstanding shares.  This merger was a reverse acquisition and accounted for as a pooling of interests.  Accordingly, the assets and liabilities of the two companies were combined at their recorded net book values.  In August, 1987 the Company changed its name to Earth Search Sciences, Inc. and in November, 1987 ESSI was dissolved. The Company has since re-incorporated in Nevada.

Since 1997, the Company has collected and holds a substantial archive of Probe 1 imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Chile, Mexico, California, Nevada, Arizona, Idaho, Montana, and Utah.  At the present time the value of this data archive has not been independently appraised nor is the value of this archive reflected in the financial statements. However the Company has undertaken a marketing campaign to sell the data to mineral exploration companies and is currently reviewing initial inquiries.

In 1999 the company was approached by the US Navy to participate in a joint venture to acquire ownership of a proposed remote sensing satellite. Under the direction of Office of Naval Research’s (ONR) Naval Space Science and Technology Program Office, the Naval EarthMap Observer (NEMO) satellite would be capable of meeting the hyperspectral and panchromatic needs of many end users with timeliness and spatial resolution improved over existing commercial systems.

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

Subsequent to March 31, 2002,  STDC received notification from the ONR that it would not extend the agreement further.

The Company has received an opinion from counsel that the statute of limitations has run with respect to liabilities incurred with sub contractors and vendors on the NEMO program and these amounts are no longer enforceable. The Company recorded  a gain on debt retirement in the amount of $10,132,522 in fiscal 2007.

Corporate Focus

The Company’s mission is to continue to use remote sensing in a variety of  exploration, monitoring and exploitation industries around the globe.  Remote sensing includes acquiring, processing and interpreting imagery of the Earth captured from instruments deployed on aircraft or satellites. The advantages of airborne and satellite remote sensing over other methods of gathering visual information are that data can be collected better, faster and cheaper over larger areas including sites inaccessible from the ground.    By collecting data at different times, changes can be detected that may be due to significant natural or man-made processes.  Detection of such changes can assist in environmental/land use management.

With the recent resurgence of the mining industry and the demand for new sources of supply for oil and gas, there is a greater interest in using exploration tools that are faster and more accurate. With its hyperspectral technology the Company plans to take an aggressive role in establishing itself as an active participant in the discovery of new natural resources by creating wholly owned subsidiary companies in key industries, initially mining and oil and gas. These companies will seek joint ventures with partners who can provide  technologies, human and capital resources to synergize with the Company’s assets in order to build active exploration and development programs.

This strategy is intended to produce two valuable results for ESSI shareholders:

1. More demand for ESSI's hyperspectral remote sensing services, hence more revenue generation, and
2. Equity positions with fast growth potential in multiple key industries from discoveries of rare natural resources.

Evidence of the interest in this strategy is seen in the Company’s first joint venture in the mining industry (with subsidiary company Geo Probe, Inc.). Another  joint venture is underway in the oil and gas industry (with subsidiary company Petro Probe, Inc). Other joint ventures that are in early stage discussions focus on technology research and development centers, and advanced modular, hyperspectral instrumentation utilizing nanotechnology.

Business

As a result of changes in the market for geological remote sensing data, the Company changed its strategy from a service provider to a developer of exploration and exploitation companies focused in the mineral and hydrocarbon sectors.  We will primarily seek  joint venture opportunities with established oil and gas, and other precious mineral mining companies to locate, develop and exlpoit natural reserves throughout the world. Petro Probe, Inc. was formed in November 1993 for the oil & gas industry while Geo Probe, Inc. was formed in October 1993 for mineral exploration.

With its established hyperspectral technology the Company sought joint ventures with partners who could provide technologies, human and capital resources to synergize with the Company's technology. This strategy is intended to lead to the creation of more demand for the Company's hyperspectral remote sensing services.

The  Company  experiences  the  highest  demand for its collection services April  through  October  in the Northern Hemisphere and October through April in the  Southern  Hemisphere.  Contracts are being sought in the following market segments: mining, hydrocarbon, agriculture, ecological and environmental monitoring. Because of the advent of the world-wide recognition for control of global-warming issues, the Company plans to develop an environmentally focused marketing plan to portray the advantages of airborne hyperspectral remote sensing to these market segments.

Subsidiary Companies

Petro Probe, Inc.'s goal is to identify good oil and gas properties through a two part strategy: develop the competitive advantages of its  resource  mapping  capability, with hyperspectral imagery, and combine that mapping capability with conventional hydrocarbon exploration  tools.   Petro Probe’s activity during fiscal 2007 has been to develop the business plans and managerial structure to begin work on the oil shale technology under license. Funding sources have been identified and recognition of the technology by the Department of  Energy (DOE) was obtained. See report published by Office of Petroleum Reserves, U.S. Department of Energy, June 2007, “Profiles of Companies Investing Today to Secure America’s Energy Future”.

Geo Probe, Inc. plans to use the hyperspectral mapping technology to find new mineral  deposits and monitor the environmental impact of active and  past-producing  mines,  mills, smelters, refineries and pipelines.  The  Company's  mapping  agreement  with Noranda Minerals, concluded in 2005, provided  the  ability to develop and prove these new approaches to mineral exploration.  Geo Probe, Inc. has been evaluating joint venture proposals received from a Canadian corporation, a letter of intent for a joint venture from a Chinese and HongKong company, and a joint venture proposal from a to-be-formed Nevada limited liability company.

Eco Probe, Inc. was formed to pursue hyperspectral remote sensing applications in the environmental industry.  The Company has sought to position itself with U.S.  government  agencies  such  as  the Environmental Protection Agency, the Bureau of Land Management and the Office of Surface  Mining  on  setting  up  applications  for  commercial  monitoring  of mineral industries,  forest  inventory and health issues, slope stability assessment and the  spread  of  noxious  weeds.

The Company and Eco Probe, Inc. have performed hyperspectral surveys and research  in  aquatic and vegetation-related projects .  Eco Probe, Inc made three collection between 2000 and 2001 The environmental markets are  vast,  however  the  Company's current lack of resources dictates priority  be  assigned  to  mineral  and  hydrocarbon  exploration.  The subsidiary was inactive during the fiscal year ended June 30, 2007.

The  Company formed Terranet, Inc. to act as a imagery product distribution conduit  and  perform  as  the  Company's  e-commerce content provider. Recognizing  that imagery  collected  today  and yesterday could  be  sold  repeatedly  to  multiple  end users the Company’s subsidiary company, Terranet, completed the copyright design and testing of  a  database  and  internet  centered  marketing  system.  Terranet anticipates new joint venture partners to be available when the hyperspectral industry begins to grow again. The subsidiary was inactive during the fiscal year ended June 30, 2007.

The other ESSI wholly-owned subsidiaries, Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., and Space Technology Development Corp.are inactive. The other majority-owned consolidated subsidiaries, Earth Search Resources, Inc. and ESSI Probe 1 LC are inactive.

Fiscal 2007 Significant Projects – Update

To date, terrabyte quantities of imagery have been collected by the Company.  Selected portions of these data tapes are being processed and the imagery is being examined for the presence of mineral properties. The Company is currently working to outsource the processing and interpretation of its archived data in order to quickly expand its commercial offering.

We plan to seek joint venture opportunties with private industry, universities and state and federal agencies to develop, package and deliver competitive advanced technology processed data and airborne mapping products and services.  These include both unsolicited proposals and responses to Requests for Proposals and will be addressed on a prioritized basis. The Company will continue to respond to requests for quotations that it receives.  We believe that these requests for proposals and quotations demonstrate the demand for hyperspectral services and gives reason for the Company to have a positive outlook for the near future.

Competition

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

Employees

As of March 31, 2007 the Company had 4 full-time employees.

Regulation

The sale of our imagery is regulated by the Department of Commerce.  Although the Company (through its acquisition of STDC) has acquired a Department of Commerce (DOC) Remote Sensing License that permits the Company to market globally hyperspectral and panchromatic imagery, there is no guarantee that the government will not impose restrictions on sales if the quality of our imagery increases with new technology that, for example, allows increased resolution.  Because our license was the first issued DOC Remote Sensing License, the Company cannot anticipate how the DOC specifically will treat our license or how the airborne remote sensing industry will be regulated in the future.  In addition, the Department of State regulates the export of advanced technologies to certain nations.  Our services fall within those regulations and we cannot offer our services in those nations without obtaining a license from the Department of State.

Available Information

            The Securities and Exchange Commission maintains an internet site at http://www.sec.gov that contains reports and financial information filed by the Company.  The Company maintains an internet site at http://www.earthsearch.com that contains information about the Company’s business, markets and technology.  Information on the Company’s internet site is not incorporated by reference in this report.

Seasonal Nature of Business

The Company experiences the highest demand for its collection services April through October in the Northern Hemisphere and October through April in the Southern Hemisphere.

Customers and Geographic Areas of Business

In fiscal 2007, the Company operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States.  In fiscal 2006 and 2005, the Company’s sensors were operated in the United States and abroad.  Contracts to operate the sensors in the United States as an ecological, mining, agricultural, hydrocarbon, and target identification contributed $91,429 and $302,901, to revenue in fiscal 2007 and 2006 respectively.

ITEM 2.  PROPERTIES

The Company headquarters consist of approximately 1,500 square feet of office space in Lakeside, Montana.

Petro Probe, Inc., owns a 50% interest in a Probe-1 airborne hyperspectral instrument and holds an option on the remaining interest.

ITEM 3.  LEGAL PROCEEDINGS

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned.  ESSI agreed to return the Probe at the end of August 2005.  As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees.  Based on the terms of the settlement agreement, as of March 31, 2007, management estimates the settlement obligation to be $5,434,259 which reflects a 5% late fee imputed each month on the outstanding balance due.  As of March 31, 2007, management has recognized an accrual for the estimated obligation. The Probe was returned on January 07, 2007.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

(a)
Principal Market or Markets.  The Company's common stock trades in the over-the-counter market.  The range of reported high and low bid quotations for the Company’s common stock, as set forth below, reflect interdealer bid prices, without retail markups, markdowns, commissions, or adjustments as reported in on the OTCBB and do not represent actual transactions.

Quarter Ended	High	Low

June 30, 2005	.16	.12
September 30, 2005	.07	.06
December 31, 2005	.11	.10
March 31, 2006	.20	.20

June 30, 2006	.36	.32
September 30, 2006	.17	.12
December 31, 2006	.16	.10
March 31, 2007	.30	.26

(b)
Approximate Number of Holders of Common Stock. The number of record owners of the Company's  $.001 par value common stock at March 31, 2007 was approximately 1218.  This does not include shareholders that hold stock in their accounts at brokers/dealers.

(c)
Dividends.  Holders of the Company’s common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors.  No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

(d)
In the last three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or as otherwise indicated:

Recent Sales of Unregistered Securities
Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)		Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)

4/7/2006	26,029	$0.19	$4,425	(1)	5/3/2006	1,500,000	$0.22	$330,000	(1)
5/16/2006	400,000	$0.18	$72,000	(2)	5/17/2006	13,719	$0.35	$4,390	(1)
6/14/2006	13,813	$0.44	$5,525	(1)	7/6/2006	21,861	$0.36	$7,870	(1)
7/6/2006	375,000	$0.20	$75,000	(2)	8/8/2006	19,643	$0.21	$4,125	(1)
9/1/2006	410,000	$0.21	$123,117	(1)	9/8/2006	33,829	$0.17	$5,751	(1)
10/25/2006	45,682	$0.11	$5,025	(1)	3/13/2007	11,400,000	$0.10	$1,140,000	(1)
3/31/2007	800,000			(3)	3/15/2007	250,000	$0.10	$25,000	(1)
3/16/2007	90,750	$.0.10	$9,075	(1)	3/28/2007	2,500,000	$0.10	$250,000	(2)

(1) Consideration paid for the shares was employee and/or consulting services.
(2) Shares issued for debt consideration.
(3) Consideration paid for Directorship.

Securities authorized for issuance under Equity Compensation Plans

The following table sets forth certain information on the Company’s Equity Compensation Plans.  See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	-	-	-

Equity compensation plans not approved by security holders (2)	54,593	$442	-

Total	54,593	$442	-

(1)	The Company's stock options and warrants have not been approved by security holders
(2)	Excludes options for 4,000,000 shares issued as part of the acquisition of STDC

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

Results of Operations

The Company recognized revenue of $91,429 in 2007 compared with $399,742 in 2006. Revenue in 2007 was substantially lower due to the loss or completion and several contracts related to our sensor activities. The ESSI data collection aircraft was grounded in the summer of 2006 due to FAA required maintenance and did not achieve operational status in 2007. Oil and gas revenues during fiscal 2007 and 2006 were $0 and $96,841, respectively. In addition, oil & gas production ceased in fiscal 2006 and all properties impaired.

Provision for loss on impairment of fixed assets was $0 and $27,318 in 2007 and 2006.  General and administrative costs were $5,714,411 in 2007 compared with $1,474,602 in 2006. The increase in general and administrative costs was due primarily to costs associated with capital raising efforts.  In 2007 the Company recognized interest expense of $594,550 compared to $2,297,210 in 2006. The Company recognized net loss from operations of $5,889,080 in fiscal 2007 compared with a net loss from operations of $1,461,954 in fiscal 2006.  The company recognized a net income of $3,648,892 in fiscal 2007 compared with a net loss of $2,189,247 in fiscal 2006.  The increase in income was due to the gain on debt retirement, discussed in Liquidity and Capital Resources, offset by the increase in general and administrative expenses.  The gain (loss) on a per share basis was $0.04 and $(0.03) in fiscal 2007 and 2006.

The Company indirectly owns interests in seven oil and gas projects through its subsidiary company, Petro Probe, Inc. In 2006, these projects were shut down and fully impaired. No subsequent activity is expected.

Liquidity and Capital Resources

At March 31, 2007, we had $23,182 of cash and cash equivalents and a working capital deficit of $11,951,632. Net cash used in operating activities was $274,632 in 2007.  Net cash used in operating activities was $137,076 in 2006, resulting primarily from payments for salaries and services and changes in current assets and liabilities.

In March 2007, we recorded a $10,132,522 net gain on the settlement of certain debt incurred in connection with a U.S. Government project called Naval Earth Map Observer (NEMO). This agreement was originated on January 21, 1999, however, the NEMO project was subsequently cancelled and all work on the project ceased. At that time, ESSI, through its subsidiary Space Technology Development Corporation (STDC), recorded liabilities associated with the subcontract agreements totaling $10,132,522. As of March 31, 2007, no significant claims had been filed against ESSI, STDC or any ESSI subsidiaries related to the NEMO contract. In March 2007, we obtained a legal opinion stating that further action against ESSI, STDC or any ESSI subsidiary would be barred by the applicable statute of limitation.

The Company does not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, ESSI incurred loss from operations of $5,889,080 and $1,461,954 for fiscal 2007 and 2006, respectively, and had an accumulated deficit of $58,234,889 and a working capital deficit of $11,951,632 as of March 31, 2007.  These conditions raise substantial doubt as to ESSI’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

        In February 2007, two officers of the Company agreed to loan ESSI $500,000, which is evidenced by a promissory note. $170,000 of the net loan proceeds were received in March 2007 and the remaining balance was received in April 2007.  The note, along with accrued interest, is due in February 28, 2008 and carries a 15% per annum interest rate, compounded monthly.  The note is secured by 10,000,000 share of ESSI common stock, which becomes payable upon default.  In addition, ESSI received a $250,000 loan from another shareholder, which was received in April 2007.

Significant Accounting Policies

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

ESSI issues stock as compensation to employees and outside consultants for services rendered.  These shares are recorded at the fair value of the stock as measured on the date or dates the services were rendered.

Future Operations

The Company is actively researching new exploration and exploitation technologies to complement and integrate with its hyperspectral capabilities.

General Synfuels International, Inc., (GSI) a Nevada private company, owns the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability  for a gasification process recover the oil and gas from oil shale. Petro Probe, Inc. signed a non-exclusive license agreement with GSI to obtain the use of these rights in Utah, Wymoing and Colorado. PPI will pay a license fee in the amount of $500,000 and will issue to GSI 500,000 shares of PPI Common Stock, $.001 par value per share.  Such fee will be paid in such amounts and at such times as are agreed to in the future by PPI and GSI.  PPI also assigned to GSI an overriding net revenue interest of five and one-half percent (5½%) of the hydrocarbonaceous products produced by PPI, payable quarterly.

PPI is examining various oil shale sites in Colorado and Utah for a test plant. Five acres of premium oil shale land is sought. The test plant is budgeted for approximately $2.75 million as a first stage development cost. This will prove the technology. The second and third stages will cost approximately $8 million more at which time the plant could operate at full capacity.  All development costs will be paid for by PPI.

In its search for new complementing technologies, PPI is pursuing an alliance with two other companies in oil shale R&D. Independent Energy Partners, Inc. (IEP) and Phoenix Wyoming Inc., (PWI) both Colorado private companies, have their own non-competing technologies for application in oil shale recovery processes. One is based on micro-wave technology while the other is an adaptation of fuel cell energy.  IEP owns the exclusive rights to a broad, patented Geothermic Fuel CellTM (GFC) method.  (US Patent No. 6,684,948 B1-Apparatus and Method for Healing Subterranean Formations Using Fuel Cells). To economically produce oil and natural gas from unconventional resources such as oil shale, while producing electricity as a byproduct.  IEP also has acquired the mineral property in Rio Blanco County, Colorado on some of the riches "Mahogany Zone" oil shale property in the world, holding an estimated 1.4-2.4 billion barrels of oil. PWI owns certain proprietary intellectual property and methods designed to bring the advantages of microwave technology to an oil shale borehole.

The company believes that this alliance may be beneficial to the Company because:

1)	The risk of successful commercial development will be shared.
2)	Investment funds should be easier to attract.
3)	Permitting, licensing, insurance and lease costs can be shared.
4)	Infrastructure and equipment for processing the oil shale products can be shared.
5)	The marketing and sale of the oil shale products can be shared.
6)	Innovative ideas, market intelligence and competitor intelligence can be shared.
7)
Oil shale test sites can be shared, and additional oil shale land can more readily be obtained by the alliance, because an alliance of three technology companies is more likely to successfully develop the oil shale land than a single company working alone.

Discussions with IEP and PWI continue.  The Company cannot assure you that it will be able to enter any alliance with either or both of IEP and PWI or that if it is able to enter such an alliance, it will be on terms acceptable to the Company.

The Company has a development agreement  with Intellisense Corporation LLC,  to design and construct a third generation hyperspectral instrument design. The new instrumentation would allow for faster, less expensive and more precise data collection. The instrument will be based on US Patent No. 7,239,378, Platform based imaging system, granted on July 3, 2007 to the Company's CEO, Larry Vance. The capability to design and maintain new technologies is key to the Company’s success in future operations. It will be a vital component to allow continuing exploration and exploitation of the Earth’s natural resources

Risk Factors That Could Affect Liquidity, Operating Results And Market Price Of Stock

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

The Company may need to expend significant capital to keep pace with technological developments in our industry.  The remote sensing industry, as well as the computing industry’s processing of the raw data, is constantly undergoing development and change and it is likely that new technology, whether embodied in new equipment or techniques, will be introduced in the future.  In order to keep pace with any new developments, the Company is planning to expend significant capital to develop or acquire the next level of developments in new remote sensing equipment and to train our employees in the new techniques.  The Company is pursuing financing to develop additional remote sensing instruments; however, we may not be able to raise sufficient funds, and if the Company does so, there is no guaranty that the new instruments will out perform instruments used by our competitors.  In addition, the Company’s ability to raise needed capital may be influenced by general economic conditions and the strength of capital markets. To ensure its ability to continue operations the Company will undergo a re-organization to include a stock re-structuring.

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

Risks Related to Our Business

The Company may not realize our anticipated return on capital commitments made to expand our capabilities.  The Company purchased an aircraft, additional satellite and an airborne hyperspectral instrument, as well as oil and gas property rights.  The aircraft and airborne hyperspectral instrument were purchased to increase our capacity to conduct airborne surveys.  If the Company does not experience continued demand for our remote sensing services, the Company may incur significant expense without generating corresponding revenues.  The oil and gas property rights were acquired in order to exploit suspected natural resources located within certain properties.  If these properties do not contain sufficient natural resources to warrant exploitation, the Company may incur significant expenses without generating corresponding revenues.  There are were no prospects for new oil and gas contracts from existing properties in fiscal 2007.

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

The Company’s database of spectral information may not be marketable or may not garner a price, which makes processing or analyzing the data economically reasonable.  The Company has a substantial archive of Probe 1 hyperspectral imagery that was not gathered under contract with a client.  From time to time, the Company continues to gather hyperspectral imagery without having sold the rights to that data.  The collection process requires variable as well as fixed expenditures that must be recouped though marketing the collected data.  Although we do not carry the value of our existing Probe 1 hyperspectral archives as an asset on our balance sheet, the future success of the Company depends to some extent upon our ability to market this archived data.

Cancellations, reductions or delays in customer orders may adversely affect our results of operations.  Our overall operating results are affected by many factors, including the timing of survey contracts from large clients, the timing of capital expenditures to increase our capacity for gathering data in anticipation of future sales of products and services, and the weather which can affect whether or not a customers target of interest can be collected at a certain stage of vegetal growth.  Although a large portion of our expenses are fixed; a significant portion of our operational expenses vary with the number of airborne surveys.  Because several of our subsidiaries are new businesses and have not obtained long-term commitments from our clients, we must anticipate the future demand for our services based upon our discussions with clients.  Cancellations, reductions or delays in orders by a client or group of clients could have a material adverse effect on our business, financial condition and results of operations.

The unavailability of skilled personnel may have an adverse effect on our operations.  From time to time, the Company or some of our subsidiaries may experience difficulties in attracting and retaining skilled personnel to process and interpret the substantial volume of imagery data that is already collected or is expected to be collected in the future.  The Company’s ability to operate successfully could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business.

Outlook

This Report on Form 10-KSB, including the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other reports hereafter filed by the Company with the Securities and Exchange Commission may contain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.    All statements other than statements of historical fact the Company makes in this Report on Form 10-KSB and such other reports filed with the Securities and Exchange Commission are forward-looking.  In particular, statements regarding industry prospects, future sales by, or revenues of the Company, and the Company’s future results of operations or financial position are forward-looking statements.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify forward-looking statements.  The Company may not meet the expectations disclosed in our forward-looking statements and investors should not place undue reliance on those statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various factors, including those set forth above under the heading “Risk Factors that could Affect Liquidity, Operating Results and Market Price of Stock” and elsewhere in this Report.  The Company disclaims any obligation to update any forward-looking statements.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are included on pages F-1 to F-21 of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 10, 2003, the Board of Directors of the Company dismissed the Company's accountants, Grant Thornton, LLP.  Grant Thornton LLP served as the Company's auditor beginning with the fiscal year ended March 31, 2001. The Board of Directors has appointed Malone & Bailey, PC as the Company’s auditor for the year ended March 31, 2003. They remain as the Company’s current auditors. Malone & Bailey’s office is located at 2925 Briarpark, Suite 930 Houston, TX 77042.

During the fiscal year ended March 31, 2007, and through June 30, 2007, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms or to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Specifically, some of the accounting entries relating to accounts payable, accrued interest unrecorded debt, stock issued for services, imputed interest, debt commissions and recognition of liabilities from legal settlement required adjustment upon review by our independent auditors. We intend to take measures to remedy this situation by engaging independent auditors to provide us with accounting advice and implementing internal procedures including the distribution of documents.  These deficiencies have been reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

No change in the Company's internal control over financial reporting occurred during the Company's fourth fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq.  Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2007, we believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2007 to the present.

Name	Age	Position

Larry F. Vance	72	Chairman and Chief Executive Officer

Tami J Story	44	Director Secretary/Treasurer/Director

(1)	Effective April, 1985, Mr. Vance was appointed as Chief Executive Officer of the Company.
(2)	Effective April, 1993, Ms. Story was appointed as Secretary and Treasurer of the Company.

Certain additional information concerning the individuals named above is set forth below.  This information is based on information furnished to us by each individual noted.

Larry F. Vance served as Chief Executive Officer of the Company from April 1985.  Since April 8, 1995, Mr. Vance has served as Chairman of the Company.  Mr. Vance is also a director of the Company and has been a full-time employee of the Company since 1985.  Mr. Vance’s training is in business and marketing. He served in a management capacity for the 3M companies, IBM, and Computer Usage Corporation prior to founding the Company.

Tami J. Story, Secretary, Treasurer and Director

Tami J. Story served in an administrative support capacity for the Company from 1991 until April 1993.  Since April 1993, Ms. Story has served as Secretary and Treasurer of the Company.  Ms. Story also serves as a director of the Company.  Ms. Story holds a degree with a major in Nursing and a minor in Business Administration.

FAMILY RELATIONSHIPS.

There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers.

INVOLVEMENT IN LEGAL PROCEEDINGS.

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CODE OF ETHICS.

The Company has a code of ethics.  The Company will provide to any person without charge, upon request, a copy of its code of ethics upon written request to our corporate headquarters or request emailed to earthsrch@aol.com.

AUDIT COMMITTEE.

The regulations of the SEC and OTC Bulletin Board do not mandate that the Company establish of any particular committees, and the Company does not have an Audit Committee.  Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of the Board are kept informed of our business activities through discussions with the Chief Executive Officer and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our bylaws provide that each of the directors serves for a term that extends to the next Annual Meeting of Shareholders of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive offices below for the fiscal years ended March 31, 2007, 2006 and 2005.  The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer and Secretary and Treasurer.  Salary was the only compsnation paid to the Company's executive officers duing the last three fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Total ($)
Larry Vance/Chairman (1)	2007	160,000	160,000
	2006	160,000	160,000
	2005	160,000	160,000
Tami J. Story/Secretary and	2007	80,000	80,000
Treasurer (1)	2006	80,000	80,000
	2005	80,000	80,000

(1) Salary was deferred unless cash flow allowed payment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
			Number of securities underlying unexercised options at FY-End	Value of Unexercised In-the Money Options at FY-End ($)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Larry Vance	-	-	2,500,000/0	(1)%
			1,000,000/0	(2)%
			1,000,000/0	(3)%
			0/1,000,000	(4)%
			0/1,000,000	(5)%
			0/1,000,000	(6)%
Tami Story	-	-	750,000/0	(1)%
			0/1,000,000	(4)%
			0/1,000,000	(5)%
			0/1,000,000	(6) Exercisable

(1) Exercise prices $0.21 per share.

(2) Exercise prices $0.50 per share.
(3) Exercise prices $1.00 per share.
(4) Exercise prices $1.50 per share.
(5) Exercise prices $2.00 per share.
(6) Exercise prices $2.50 per share.

Employment Contracts

In October 28, 2000, the Company entered into an employment agreement with Mr. Larry Vance.  Pursuant to the agreement, the Company will pay Mr. Vance an annual salary of $160,000.  In the event of termination of Mr. Vance without cause or due to a change in control, the Company will pay Mr. Vance two years of annual salary.  Mr. Vance’s options and vesting criteria are described above and in Note 11 to the attached consolidated financial statements.

On October 28, 2000, the Company entered into an employment agreement with Ms. Tami Story.  Pursuant to the agreement, the Company will pay Ms. Story an annual salary of $80,000.  In the event of termination of Ms. Story without cause or due to a change in control, the Company will pay Ms. Story two years of annual salary.  Ms. Story ’s options and vesting criteria are described above and in Note 11 to the attached consolidated financial statements.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s Common Stock as of March 31, 2007 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class
Larry Vance	55,060,644 (2)	74%
P.O. Box 763
Lakeside, MT 59922

Tami Story	12,469,714	16%
P.O. Box 763
Lakeside, MT 59901

All directors and officers	67,530,358	90%

___________________________
(1)  All shares are held directly with sole voting and investment power unless otherwise indicated.
(2)  Includes 4,439 shares held by Universal Search Technology, a private company owned by Mr. Vance.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

In February 2007, Larry Vance and Tami Story, officers of the Company, agreed to loan the Company $500,000. $170,000 of the net loan proceeds were received in March 2007 and the balance was received April 2007. The loan, along with accrued interest, is due February 26, 2008 and carries a 15% annual interest rate, compounded monthly. The loan is secured by 10,000,000 shares of the Company's common stock.
None of our directors are independent, as determined under the rules of the NASDAQ Stock Market.

ITEM 13.  EXHIBITS

2.1
Agreement and Plan of Merger by and among Earth Search Sciences, Inc., ESS Acquisition Corp., Space Technology Development Corporation and the shareholders of Space Technology Development Corporation, dated December 21, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Forms 10-K for the fiscal years ended March 31, 1995 and March 31, 1996).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form 10-K for the fiscal year ended March 31, 1995).

4.1	See exhibits 3.1 and 3.2.

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

10.4
Hyperspectral Technology License Agreement between Earth Search Sciences, Inc. and Noranda Mining and Exploration, Inc. made as of December 16, 1997  (Incorporated by reference to the Registrant’s for 8-K filed on February 6, 1998).

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

10.14	Larry F. Vance employment agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for fiscal quarter ended December 31, 2000).

10.15	John W. Peel employment agreement (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for fiscal quarter ended December 31, 2000).

10.16	Rory J. Stevens employment agreement (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for fiscal quarter ended December 31, 2000).

10.17	Tami J. Story employment agreement (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for fiscal quarter ended December 31, 2000).

10.18	John J. Sciuto employment agreement (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for fiscal year ended March 31, 2001).

10.19	Unrestricted License Agreement for Recovery of Products from Oil Shale bgetween GENERAL SYNSFUELS INTERNATIONAL and PETRO PROBE, INC.

10.20	Multi-platform HyperSpectral imaging "Micro Sectrometer" Development Proposal Number 05080901.

10.21	Promissiory Note due February 2008, dated February 2007.

16.1
Consent of Independent accountants re Registration Statement on Form No. S-1 (No. 333-66100). (Incorporated by reference to Exhibit 16.1 to the Registrant’s form 10-K for fiscal year ended March 31, 2004).

16.2
Statement under oath of Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to exchange act filings.  Incorporated by reference to Exhibit 16.2 to the Registrant’s form 10-K for fiscal year ended March 31, 2004

16.3	Letter re change in certifying accountant (Incorporated by reference to Exhibit 16.3 to the Registrant’s form 8-K filed on May 25, 2001).

16.4	Letter re change in certifying accountant (Incorporated by reference to Exhibit 16.3 to the Registrant’s form 8-K filed on June 10, 2003).

21.1.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000)

23.1	Consent of Malone & Bailey

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2007 and March 31, 2006 and fees billed for other services rendered by Malone & Bailey during those periods.

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$50,000	$44,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$50,000	$44,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTH SEARCH SCIENCES, INC.

By /s/ Larry F. Vance
Larry F. Vance
Chief Executive Officer
Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Larry F. Vance	Chairman, Chief Executive Officer and Director
Larry F. Vance
Date:

/s/ Tami J. Story	Corporate Secretary, Treasurer and Director
Tami J. Story
Date:

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
    Earth Search Sciences, Inc.
    Kalispell, Montana

We have audited the accompanying consolidated balance sheet of Earth Search Sciences, Inc. as of March 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Earth Search's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences Inc., as of March 31, 2007, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Earth Search will continue as a going concern. Earth Search incurred losses from operations of $5,889,080 and $1,461,954 for fiscal 2007 and 2006, respectively and has an accumulated deficit of $58,234,889 and a working capital deficit of $11,951,632 as of March 31, 2007. These factors, among others, as discussed in Note 2 to the financial statements; raise substantial doubt about Earth Search's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
July 16, 2007

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2007

ASSETS

Current assets:
Cash	$23,182
Accounts receivable	132
Loan costs, net of $199,998 accumulated amortization	28,225
Total current assets	51,539

Property and equipment, net of $832,208 accumulated depreciation	309,944
TOTAL ASSETS	$361,483

LIABILITIES

Current liabilities:
Accounts payable	$1,151,437
Accrued expenses	733,917
Accrued officers’ compensation	1,082,317
Notes payable - current portion	902,287
Settlement obligation	5,434,259
Stockholder loans	2,698,954
Total current liabilities	12,003,171

Notes payable less current portion	369,820
Total liabilities	12,372,991

Commitments and contingencies	-

STOCKHOLDERS’ DEFICIT

Series A preferred stock; 200,000 shares authorized, none
issued and outstanding; liquidation preference $1,000,000	-
Common stock, $.001 par value; 200,000,000 shares
authorized; 96,327,473 shares issued and outstanding	96,328
Additional paid-in capital	46,577,053
Treasury stock	(200,000)
Subscription receivable	(250,000)
Accumulated deficit	(58,234,889)
Total stockholders’ deficit	(12,011,508)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$361,483

See accompanying summary of accounting policies
and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2007 and 2006

	2007	2006

Revenues	$91,429	$399,742

Operating expenses
General and administrative	5,714,411	1,474,602
Bad debt expense	22,819	20,130
Depreciation, amortization and depletion	243,279	339,646
Impairment	-	27,318

Total expenses	5,980,509	1,861,696

Loss from operations	(5,889,080)	(1,461,954)

Other income (expense)
Gain on debt retirement	10,132,522	1,569,917
Interest expense	(594,550)	(2,297,210)

Net income (loss)	$3,648,892	$(2,189,247)

Basic and diluted:
Income (loss) per share	$0.04	$(0.03)
Weighted average common shares outstanding	81,385,420	76,280,791

See accompanying summary of accounting policies
and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2007 and 2006

			Additional
	Common	Stock	Paid-in	Treasury	Subscription	Accumulated
	Shares	Amount	Capital	Stock	Receivable	Deficit	Total
Balances at March 31, 2005	72,762,836	$72,762	$42,518,196	$(200,000)	-	$(59,694,534)	$(17,303,576)

Issuance of common stock for cash	250,000	250	62,250				62,500

Issuance of common stock for debt	106,667	107	9,493				9,600

Issuance of common stock for services rendered	4,224,639	4,225	672,854				677,079

Issuance of common stock for loan extension	353,500	354	123,372				123,726

Warrants for loan extension	-	-	92,494				92,494

Warrants for services	-	-	17,182				17,182

Net loss						(2,189,247)	(2,189,247)

Balances at March 31, 2006	77,697,642	$77,698	$43,495,841	$(200,000)	-	$(61,883,781)	$(18,510,242)

Issuance of common stock for loan and interest conversion	375,000	375	74,625				75,000

Shares issues under subscription receivable	2,500,000	2,500	247,500		(250,000)		-

Issuance of common stock for services rendered	14,954,831	14,955	2,546,732				2,561,687

Issuance of common stock for Directorship	800,000	800	119,200				120,000

Imputed interest	-	-	93,155				93,155

Net loss	-	-				3,648,892	3,648,892

Balances at March 31, 2007	96,327,473	$96,328	$46,577,053	$(200,000)	$(250,000)	$(58,234,889)	$(12,011,508)

See accompanying summary of accounting policies
and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,648,892	$(2,189,247)
Adjustments to reconcile net loss to
cash used in operating activities:
Common stock issued for services
and interest expense	2,681,687	677,079
Warrants issued for services	-	17,182
Common stock issued for debt	-	9,600
Depreciation, amortization and depletion	243,279	339,645
Asset impairment	-	27,318
Gain on debt retirement	(10,132,522)	(1,569,917)
Imputed interest	93,155	-
Bad debt	22,819	20,130

Changes in assets and liabilities:
Accounts receivable	(5,980)	27,801
Accounts payable –related party	147,445	-
Accounts payable and accrued expenses	2,786,593	2,263,333
Accrued officers compensation	240,000	240,000
NET CASH USED IN OPERATING ACTIVITIES	(274,632)	(137,076)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,086)	(5,246)
NET CASH USED IN INVESTING ACTIVITIES	(1,086)	(5,246)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	258,000	370,745
Proceeds for the sale of common stock	-	62,500
Payment for loan extension	-	(62,000)
Repayments on notes payable	-	(197,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	258,000	174,045
NET CHANGE IN CASH	(17,718)	31,723
CASH AT BEGINNING OF PERIOD	40,900	9,177
CASH AT END OF PERIOD	$23,182	$40,900

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Common Stock issued for loan extension	$72,000	$123,726
Common Stock issued for debt repayment	75,000	-
Warrants for loan extension	-	92,494

See accompanying summary of accounting policies
and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Earth Search Sciences, Inc. collects high value hyperspectral imagery of the Earth's surface utilizing its proprietary hyperspectral imaging sensor, principally in North America.  This imagery is either sold to end users via contracts to collect the information or collected for ESSI's own exploration purposes. ESSI also performs a range of imagery processing services. Information collected by the sensor has applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and development, agricultural assessment and planning, including weed species identification, land use planning, forestry monitoring and planning, homeland security and target identification for defense surveillance.

ESSI has four wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc.  In addition, there are five majority-owned consolidated subsidiaries:  Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc.

All of these subsidiaries are inactive except Petro Probe, which has minimal operating activity.

The majority-owned Petro Probe, Inc. was formed to identify and develop hydrocarbon properties by utilizing ESSI's hyperspectral instruments, hydrocarbon geologists, and imagery processors.

In fiscal 2006 and 2005, ESSI operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $91,429 and $302,901 to revenue in fiscal 2007 and 2006, respectively.

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

ACCOUNTS RECEIVABLE

ESSI uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility.  Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.

As of March 31, 2007, the amounts carried in accounts receivable were considered by management to be collectible in full.  As a result, there was no allowance for doubtful accounts for the year ended March 31, 2007.

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

During fiscal years 2006 and 2007, oil and gas activity was minimal and all producing wells were closed and fully imaired as of March 31, 2006.  In addition, the amount retirement obligation related to related to their properties is minimal.

REVENUE RECOGNITION

ESSI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  This typically happens when services are rendered under contracts for airborne hyperspectral services and imaging processing services.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ESSI evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. In Fiscal 2006 ESSI incurred unsuccessful oil and gas properties write-offs of $27,318. Due to the uneconomical nature of the well at March 31, 2006, it was not feasible to estimate future cash flows to be provided by ESSI’s long-lived assets, therefore the assets were fully impaired.

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

STOCK-BASED COMPENSATION

ESSI issues stock as compensation to employees and outside consultants for services provided to the company.  These shares are recorded at the fair value of the stock as measured on the date or dates the service was provided.

For the years ended March 31, 2007 and 2006, ESSI had no stock option issuances.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ESSI does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ESSI incurred losses from operations of $5,889,080 and $1,461,954 for fiscal 2007 and 2006, respectively and has an accumulated deficit of $58,234,889 and a working capital deficit of $11,951,632 as of March 31, 2007. These conditions raise substantial doubt as to ESSI’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2007:

	Life	Amount
Aircraft	10	$925,795
Equipment	5	216,357
		1,142,152
Less: accumulated depreciation		(832,208)
Property and equipment, net		$309,944

Depreciation expense totaled $104,935 and $104,223 in fiscal 2007 and 2006, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following at March 31, 2007:

Installment note payable with a balloon due September 15, 2006, secured by ESSI’s assets, with interest at 15%, due in monthly installments of $18,042	$836,618

Installment note payable secured by producing oil and gas property, with interest at 15%, due in monthly installments of $6,929	367,824

Other	67,665

Less: current portion	(902,287)
Total	$369,820

NOTE 5 - STOCKHOLDER LOANS

ESSI has financed its operations in part by funds received from advances by shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2007, stockholder loans totaled $2,698,954 including interest accrued on such advances of $935,060.

NOTE 6 - ACCRUED OFFICERS' COMPENSATION

Accrued compensation consists of the cumulative unpaid compensation due to corporate officers (Chairman, Chief Executive Officer, Chief Financial Officer and Secretary). ESSI recorded officer compensation, accrued payroll taxes and accrued interest of $321,852 and $385,991 during fiscal 2007 and 2006, and included these amounts in general and administrative expenses. ESSI is accruing interest on the accrued compensation balances at a rate of 8.5%, compounded quarterly. ESSI is making full salary payments to these officers as cash flow allows.

On March 7, 2005, two officers signed releases of deferred compensation and accrued interest totaling $1,657,507. This transaction was considered a contribution to capital.

NOTE 7 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2007 and 2006 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$5,200,000
Less: valuation allowance	(5,200,000)
Net deferred tax asset	$-

The cumulative net operating loss carry-forward is approximately $14,850,000 at March 31, 2007, and will expire in the years 2015 through 2027. The deferred tax asset has been fully reserved because ESSI is unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code, which may occur in the future.  Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.

NOTE 8 - OFFICER AND DIRECTOR STOCK OPTIONS

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

During fiscal 2001, the Board of Directors approved performance based bonuses in the form of options to ESSI’s officers.  The specific vesting criteria for these options are described below:

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

For the years ended March 31, 2007 and 2006, there were no option granted.

The following table summarizes the employee stock option transactions described above.

	Shares under	Weighted-average
	option	exercise price
Balance, March 31, 2005	54,593	$442
Options granted	--	--
Options cancelled	--	--
Options exercised	--	--
Balance, March 31, 2006	54,593	$442
Options granted	--	--
Options cancelled	--	--
Options exercised	--	--
Balance, March 31, 2007	54,593	$442

Options outstanding and exercisable as of March 31, 2007:

	- - Outstanding - -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	Life	of Shares
$20	625	1 year	625
28	375	1 year	375
56	906	.5 year	906
56	312	1 year	312
60	875	.5 year	875
84	12,500	1 year	12,500
140	875	.5 year	875
200	8,750	1 years	8,750
400	6,875	1 years	6,875
600	7,500	1 years	7,500
800	7,500	1 years	7,500
1,000	7,500	1 years	7,500
	54,593		54,593

NOTE 9 – STOCK TRANSACTIONS

COMMON STOCK:

During fiscal 2006, ESSI issued:

•	250,000 shares of stock for $62,500 in cash.

•	4,224,639 shares of stock valued at $677,079 to various individuals for services rendered.

•	106,667 shares of stock valued at $9,600 for debt.

•	353,500 shares of stock valued at $123,726 for a six-month loan extension to December 31, 2005.

•
350,000 warrants valued at $92,494. The warrants are immediately exercisable at $0.50 at the holder's option for one year from the grant date, April 5, 2005. The warrants were valued using the Black Scholes model with volatility of 209% and a discount rate of 2%.

•
100,000 warrants valued at $17,182. The warrants were issued to consultants for services. 50,000 warrants are exercisable at $0.50 and 50,000 are exercisable at $0.25. The warrants are immediately exercisable at the holder's option for one year from the grant date, June 22, 2005. The warrants were valued using the Black Scholes model with volatility of 209% and a discount rate of 2%.

During fiscal 2007, ESSI issued:

•	14,954,831 shares of stock valued at $2,561,687 to various individuals for services rendered.

•	375,000 shares of stock valued at $75,000 for loan and interest conversion.

•	800,000 shares of stock valued at $120,000 for directors compensation.

NOTE 10 - COMMITMENT AND CONTINGENCIES

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. ESSI agreed to return the Probe at the end of August 2005; however, as of the end of fiscal 2006, ESSI has not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of March 31, 2007, management estimates the settlement obligation to be $5,434,259 which reflects a 5% late fee imputed each month on the outstanding balance due. As of March 31, 2007, management has recognized an accrual for the estimated obligation.

In October of 2002, Terranet, Inc. a subsidiary of ESSI, received notice of a judgment issued by the Supreme Court of British Columbia in regards to monies owed resulting from a contract with plaintiff Cal Data Ltd., of Vancouver, B.C. The plaintiff alleged that seventy-five thousand dollars was overdue from invoices for services dating from January of 2002 to October, 2002. Management is examining its position and has accrued a $74,603 liability associated with this demand in its financial statements.

NOTE 11 - SUBSEQUENT EVENTS

In February 2007, two officers of the Company agreed to loan ESSI $500,000, which is evidenced by a promissory note.  $170,000 of the net loan proceeds were received in March 2007 and the remaining balance was received in April 2007.  The note, along with accrued interest, is due in February 28, 2008 and carries a 15% per annum interest rate, compounded monthly.  The note is secured by 10,000,000 share of ESSI common stock, which becomes payable upon default.  In addition, ESSI received a $250,000 loan from another shareholder, which was received in April 2007.