Form 10QSB
period 2007-06-30
EARTH SEARCH SCIENCES INC
filed 2007-08-20
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007
Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Utah	87-0437723
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer ID)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (406) 751-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of August 17, 2007, covered by this report: 96,692,760 shares.  The registrant has only one class of common stock.

Transitional Small Business Disclosure Format (check one):    Yes     No ☒

EARTH SEARCH SCIENCES, INC.

FORM 10-QSB

QUARTER ENDED JUNE 30, 2007

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash	$135,218	$23,182
Accounts receivable	132	132
Loan costs, net of accumulated amortization of $201,084 and $199,998, respectively	66,595	28,225
Total current assets	201,945	51,539

Property and equipment, net accumulated depreciation of $858,170 and $832,208, respectively	283,982	309,944
TOTAL ASSETS	$485,927	$361,483

LIABILITIES
Current liabilities:
Accounts payable	$1,157,798	$1,151,437
Accrued expenses	769,176	733,917
Accrued officers’ compensation	1,207,986	1,147,986
Notes payable - current portion	638,576	836,618
Settlement obligation	6,363,800	5,434,259
Stockholder loans	2,954,334	2,698,954
Total current liabilities	13,091,670	12,003,171

Notes payable less current portion	319,436	369,820
Total liabilities	13,411,106	12,372,991

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A preferred stock; 200,000 shares authorized, none issued and outstanding; liquidation preference $1,000,000	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 96,692,760 and 96,327,474 shares issued and outstanding, respectively	96,693	96,328
Additional paid-in capital	46,727,288	46,577,053
Treasury stock	(200,000)	(200,000)
Subscription receivable	-	(250,000)
Accumulated deficit	(59,549,160)	(58,234,889)
Total stockholders’ deficit	(12,925,179)	(12,011,508)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$485,927	$361,483

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2007	2006

Revenues	$-	$48,179

Operating expenses
Late fees related to settlement agreement	860,040	448,062
Depreciation and amortization	34,939	94,048
General and administrative	322,039	697,031

Total expenses	1,217,018	1,239,141

Loss from operations	(1,217,018)	(1,190,962)

Other income (expense)
Gain on settlement of debt	15,049	-
Interest expense	(112,302)	(113,538)

Net loss	$(1,314,271)	$(1,304,500)

Basic and diluted:
Loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding	96,570,518	78,884,577

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,314,271)	$(1,304,500)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest	11,104
Common stock issued for services	113,496	533,326
Gain on settlement of debt	(15,049)	-
Depreciation and amortization	34,939	94,048

Changes in assets and liabilities:
Accounts receivable	-	16,254
Accounts payable – related party	(74,620)	101,328
Accounts payable and accrued expenses	32,285	31,084
Accrued officers compensation	60,000	60,000
Accrued settlement liability	929,541	517,998
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(222,575)	49,538
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	330,000	-
Proceeds from subscription receivable	250,000	-
Financing costs	(47,347)	-
Payment on long-term debt	(198,042)	-
Repayments on notes payable	-	(49,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	334,611	(49,000)
NET INCREASE IN CASH	112,036	538
CASH AT BEGINNING OF PERIOD	23,182	40,900
CASH AT END OF PERIOD	$135,218	$41,438

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Common stock issued for debt repayment	$26,000	$72,000

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Three months ended June 30, 2007

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Subscription Receivable	Accumulated Deficit	Total
Balances at March 31, 2007	96,327,473	$96,328	$46,577,053	$(200,000)	$(250,000)	$(58,234,889)	$(12,011,508)

Payment of subscription receivable					250,000		250,000

Issuance of common stock for debt	65,000	65	25,935				26,000

Issuance of common stock for services rendered	300,287	300	113,196				113,496

Imputed interest			11,104				11,104

Net loss						(1,314,271)	(1,314,271)

Balances at June 30, 2007	96,692,760	$96,693	$46,727,288	$(200,000)	$-	$(59,549,160)	$(12,925,179)

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2007 as reported in the 10-KSB have been omitted.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - EQUITY

During the quarter ended June 30, 2007 we issued:

-	300,287 shares of stock valued at $113,496 to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

-
65,000 shares of stock valued at $26,000 for debt pursuant to a settlement agreement between ESSI and the third-party debtor. The value of the stock was based on the quoted market price on the date of grant. The $15,049 difference between the liability settled and the value of the stock was recognized as a gain on settlement of debt in accordance with SFAS No. 140.

NOTE 3 - LITIGATION

We were in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  On March 23, 2005, ESSI entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return the airborne hyperspectral sensor (Probe) and to settle the outstanding debt obligations under the related capital lease. Under this agreement, ESSI is required to return the Probe on or before August 31, 2005. In the event that the Probe is not returned, ESSI is charged a shipping, handling and disposition fee of $250,000. Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%. In addition, rent is to be accrued at $250,000 per year beginning April 10, 2000. Interest on unpaid rent accrues at a rate of prime plus 2% through August 31, 2005 and is due quarterly. After August 31, 2005, interest related to the unpaid rent ceases and is replaced with a 5% late fee calculated on the entire balance due at the end of each month.

We returned the Probe in January 2007, however we have been unable to reach a final settlement and continue to accrue interest, rents and late fees under the 2005 Settlement Agreement. Under the 2005 Settlement Agreement, we had accrued $6,363,800 in rents, interest and late fees as of June 30, 2007.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $1,314,271 for the three months ended June 30, 2007 and has an accumulated deficit of $59,549,160 and a working capital deficit of $12,889,725 as of June 30, 2007.  These conditions raise substantial doubt as to ESSI's ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to June 30, 2007, we granted and issued 411,966 of common stock for services valued at $90,633. The value of the stock was based on the quoted market price on the date of grant.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

In December, 1985 we acquired all of the outstanding shares of common stock of a privately held company known as Earth Search Sciences, Inc. (ESSI), a Utah corporation formed on August 29, 1985.  We issued 13,639,600 shares of its common stock in exchange for ESSI's outstanding shares.  This merger was a reverse acquisition and accounted for as a pooling of interests.  Accordingly, the assets and liabilities of the two companies were combined at their recorded net book values.  ESSI's principal assets were unpatented mining claims in Alaska that were acquired from ESSI's incorporators at a cost of $126,715.  ESSI's operations were the continuing operations of the Company, and ESSI was the entity which had substance and control both before and after the merger.

In August, 1987 we changed our name to Earth Search Sciences, Inc. and in November, 1987 ESSI was dissolved.

We have four wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc. In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except Petro Probe were inactive during fiscal 2006 and 2007.

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

In the fiscal years from 2004 to 2006 the Company's sensors were operated in the United States and abroad.  Contracts to operate the sensors in the United States as an ecological, mining, agricultural, and hydrocarbon target identification tool produced revenues of $302,901, $192,297 and $258,843, in fiscal 2006, 2005, and 2004, respectively.

In 1997 we began a two-year contract with Noranda Minerals Inc. to provide hyperspectral remote sensing data over multi-continents The agreements called for a series of flights for Noranda Mining and Exploration Inc. and its affiliates including Falconbridge Limited (collectively, the "Noranda Group"). The agreements provided the Noranda Group with an exclusive license to use the instruments for commercial mining exploration, as long as the Noranda Group continued to purchase remote sensing services from the Company in certain specified quantities.  The Company was entitled to receive fees for services and net smelter royalties or net profit interest royalties from certain discoveries by the Noranda Group. The licensing agreement with the Noranda Group provided a $1,000,000 equity investment in ESSI by way of 200,000 preferred shares, convertible into 1,000,000 shares of common stock and an option to purchase 1,000,000 shares of ESSI common stock at a price of $2.00 per share. Targets were flown in Chile, Peru and the North West Territories in Canada.

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

The Company teamed with the University of Idaho in a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin (Hell's Canyon).  The Company also collected hyperspectral data for the control and eradication of noxious weed intrusion.  The test results were published and initial results proved that airborne hyperspectral imagery is a useful tool for control of weeds, as well as providing information regarding economic indicators pertaining to forecasting crop yield.

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

Geo Probe, Inc. will use the hyperspectral mapping technology to find new mineral deposits and monitor the environmental impact of active and past-producing mines, mills, smelters, refineries and pipelines.  The Company’s mapping agreement with Noranda Minerals provided the ability to develop and prove these new approaches to mineral exploration.

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

The Company formed Terranet, Inc. to act as an imagery product distribution conduit and perform as the Company’s e-commerce content provider. Recognizing  that imagery  collected  today  and yesterday could be sold repeatedly to multiple end users the Company's subsidiary company, Terranet, completed the copyright design and testing of a database and internet centered marketing system. Terranet anticipates new joint venture partners to be available when the hyperspectral industry begins to grow again.

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

The company realizes that opportunity exists in using the technology to discover properties for mineral and hydrocarbon exploitation. It was a natural growth step to create a strategy of developing subsidiary companies in key natural resource markets wherein exploration discoveries could be maximized by "in-house" development. The company is currently pursuing these avenues in the mineral and oil and gas industries.

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and was not operational during the first fiscal quarter of 2008.  As a result, our revenues for the three months ended June 31, 2007 was $0, compared to revenues of $48,179 for the same period of 2006. We expect to complete the necessary repairs on our aircraft and have it fully operational for the 2007 season.

Late fees related to a settlement agreement were $860,040 for the three months ended June 30, 2007, compared to $448,062 for the same period in 2006. The late fee is based on a 5% cumulative fee, which increases each quarter due to the compounding effect.

Depreciation and amortization expense was $34,939 for the three months ended June 30, 2007, compared to $94,048 for the same period of 2006. Depreciation decreased as several assets were fully depreciated during the year.

General and administrative expenses were $322,039 for the three months ended June 30, 2007, compared to $697,031 for the corresponding period of 2006.

Interest expense for the three months ended June 30, 2007 was $112,302, compared to interest expense of $113,538 for the corresponding period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $222,575 for the three months ended June 30, 2007 compared to net cash provided by operating activities of $49,538 for the three months ended June 30, 2006 resulting primarily from a net loss of $1,265,871 during the three months ended June 30, 2007 net of certain non-cash expenses.

Net cash provided by financing activities was $334,611 for the three months ended June 30, 2007 compared to cash used of $49,000 for the same period of 2006.

During the three months ended June 30, 2007, two stockholders, who are also the primary management of the Company, loaned us $330,000. In addition, we received $250,000 of cash from a subscription receivable.

We are experiencing working capital deficiencies because of operating losses. We have operated with funds received from the sale of common stock, the issuance of notes and operating revenue. Our ability to continue as a going concern is dependent upon continued debt or equity financings until or unless we are able to generate cash flows to sustain ongoing operations. We plan to increase the number of revenue producing services through the use of additional hyperspectral instruments and thereby continue as a going concern.  There can be no assurance that we can generate sufficient operating cash flows or raise the necessary funds to continue as a going concern.

FUTURE OPERATIONS

The Company is actively researching new exploration and exploitation technologies to complement and integrate with its hyperspectral capabilities.

General Synfuels International, Inc., (GSI) a Nevada private company, owns the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process recover the oil and gas from oil shale. Petro Probe, Inc. signed a non-exclusive license agreement with GSI to obtain the use of these rights in a world-wide territory. PPI will pay a license fee in the amount of Five Hundred Thousand United States Dollars ($500,000) and shall issue to GSI 500,000 fully paid and non-assessable shares of PPI Common Stock, $.001 par value per share.  PPI also agreed to assign to GSI an overriding net revenue interest of five and one-half percent (5%) of the hydrocarbonaceous products produced by PPI, payable quarterly.

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

In its search for new complementing technologies, PPI encouraged the creation of an alliance with two other companies in oil shale R&D. Independent Energy Partners, Inc. (IEP) and Phoenix Wyoming Inc., (PWI) both Colorado private companies, have their own non-competitive interests in oil shale. IEP owns the exclusive rights to a broad, patented Geothermic Fuel CellTM (GFC) method, (US Patent No. 6,684,948 B1-Apparatus and Method For Heating Subterranean Formations Using Fuel Cells), to economically produce oil and natural gas from unconventional resources such as oil shale, while producing electricity as a byproduct.  IEP also has acquired the mineral rights on property in Rio Blanco County, Colorado on some of the richest "Mahogany Zone" oil shale property in the world, holding an estimated 1.4-2.4 billion barrels of oil. PWI owns certain proprietary intellectual property and methods designed to bring the advantages of microwave technology to an oil shale borehole. This alliance effort is being examined by the parties. Continuing its interest to maintain an industry leadership positioning hyperspectral work ESSI is developing a joint venture with Intellisense Corporation to design and construct a third generation hyperspectral instrument design. This design is proposed in patent pending application #0050046822 which the Company is negotiating an LOI position for purchase. The new instrumentation would allow for faster, less expensive and more precise data collection.

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

LITIGATION

We entered into a civil law suit in the United States District Court for the Eastern District of Virginia as a plaintiff along with our subsidiary company, Space Technology Development Corporation. The Company charged that The Boeing Company caused the plaintiffs substantial damages as a direct result of their breach of the covenant of good faith and fair dealing.

We were in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  On March 23, 2005, ESSI entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return the airborne hyperspectral sensor (Probe) and to settle the outstanding debt obligations under the related capital lease. Under this agreement, ESSI is required to return the Probe on or before August 31, 2005. In the event that the Probe is not returned, ESSI is charged a shipping, handling and disposition fee of $250,000. Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%. In addition, rent is to be accrued at $250,000 per year beginning April 10, 2000. Interest on unpaid rent accrues at a rate of prime plus 2% through August 31, 2005 and is due quarterly. After August 31, 2005, interest related to the unpaid rent ceases and is replaced with a 5% late fee calculated on the entire balance due at the end of each month.

We returned the Probe in January 2007, however we have been unable to reach a final settlement and continue to accrue interest, rents and late fees under the 2005 Settlement Agreement. Under the 2005 Settlement Agreement, we had accrued $6,185,101 in rents, interest and late fees as of June 30, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the our management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Specifically, some of the accounting entries relating to accounts payable, accrued interest unrecorded debt, stock issued for services, imputed interest, debt commissions and recognition of liabilities from legal settlement required adjustment upon review by our independent auditors. We intend to take measures to remedy this situation by working with the auditors and engaging outside advisors to provide accounting advice and assistance with implementing internal procedures to ensure that controls and procedures are adequate and effective. These deficiencies have been reported to our Board of Directors, and we intend to improve and strengthen its controls and procedures. There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION REQUIRED

Item 1	Legal proceedings	None
Item 2.	Unregistered sales of equity securities and use of proceeds	None
Item 3.	Defaults upon senior securities	None
Item 4.	Submission of matters to a vote of security holders	None
Item 5.	Other information
Item 6.	Exhibits
Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

EARTH SEARCH SCIENCES, INC.

Date: August 20 , 2007	/s/ Larry F. Vance
Chief Executive Officer