Form 10QSB
period 2007-09-30
EARTH SEARCH SCIENCES INC
filed 2007-11-19
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2007

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identifcation Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:                                                                                                           (406) 751-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of November 15, 2007, covered by this report: 97,868,489 shares.  The registrant has only one class of common stock.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2007

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters of a Vote of Security Holders	16
Item 5. Other information	16
Item 6. Exhibits	16

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash	$9,345	$23,182
Accounts receivable	22,882	132
Loan costs, net of accumulated amortization of $208,088 and $199,998, respectively	59,591	28,225
Total current assets	91,818	51,539

Property and equipment, net accumulated depreciation of $858,170 and $832,208, respectively	258,020	309,944
TOTAL ASSETS	$349,838	$361,483

LIABILITIES
Current liabilities:
Accounts payable	$1,160,774	$1,151,437
Accrued expenses	827,029	733,917
Accrued officers’ compensation	1,267,986	1,147,986
Notes payable - current portion	613,595	836,618
Settlement obligation	7,440,687	5,434,259
Short-term debt – related parties	2,987,304	2,698,954
Total current liabilities	14,297,375	12,003,171

Notes payable less current portion	294,455	369,820
Total liabilities	14,591,830	12,372,991

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 97,226,726 and 96,327,474 shares issued and outstanding, respectively	97,227	96,328
Additional paid-in capital	46,855,675	46,577,053
Treasury stock	(200,000)	(200,000)
Subscription receivable	-	(250,000)
Accumulated deficit	(60,994,894)	(58,234,889)
Total stockholders’ deficit	(14,241,992)	(12,011,508)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$349,838	$361,483

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended September 30,		Six months ended September 30,
2007	2006	2007	2006

Revenues	$22,750	$43,250	$22,750	$91,429

Operating expenses
Late fees related to settlement agreement	1,006,668	529,687	1,866,708	977,749
Depreciation and amortization	32,966	51,925	67,905	51,925
General and administrative	318,496	273,353	640,535	1,064,432

Total expenses	1,358,130	854,965	2,575,148	2,094,106

Loss from operations	(1,335,380)	(811,715)	(2,552,398)	(2,002,677)

Other income (expense)
Gain on settlement of debt	-	-	15,049	-
Loss on extinguishment of related party note	-	(75,000)	-	(75,000)
Interest expense	(110,354)	(310,908)	(222,656)	(424,446)

Net loss	$(1,445,734)	$(1,197,623)	$(2,760,005)	$(2,502,123)

Basic and diluted:
Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average common shares outstanding	97,060,667	80,093,719	96,816,931	79,490,033

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,760,005)	$(2,502,123)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued for extension of loan	-	72,000
Loss on extinguishment of related party debt	-	75,000
Imputed interest	22,357	-
Common stock issued for services	231,164	635,015
Gain on settlement of debt	(15,049)	-
Depreciation and amortization	67,905	51,925

Changes in assets and liabilities:
Other current assets	-	136,172
Accounts receivable	(22,750)	(26,396)
Accounts payable – related party	(48,150)	328,679
Accounts payable and accrued expenses	68,133	145,909
Accrued officers compensation	120,000	120,003
Accrued settlement liability	2,006,428	977,749
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(329,967)	13,933

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	336,500	-
Proceeds from subscription receivable	250,000	-
Financing costs	(47,347)	-
Payment on long-term debt	(223,023)	-
Repayments on notes payable	-	(49,007)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	316,130	(49,007)

NET DECREASE IN CASH	(13,837)	(35,074)
CASH AT BEGINNING OF PERIOD	23,182	40,900
CASH AT END OF PERIOD	$9,345	$5,826

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$35,100	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Common stock issued for debt repayment	$26,000	$72,000
Equity issued for loan extension	-	75,000

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Six months ended September 30, 2007
(Unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Subscription Receivable	Accumulated Deficit	Total
Balances at March 31, 2007	96,327,473	$96,328	$46,577,053	$(200,000)	$(250,000)	$(58,234,889)	$(12,011,508)

Payment of subscription receivable					250,000		250,000

Issuance of common stock for debt	65,000	65	25,935				26,000

Issuance of common stock for services rendered	300,287	300	113,196				113,496

Issuance of common stock for services rendered	533,966	534	117,134				117,668

Imputed interest			22,357				22,357

Net loss					-	(2,760,005)	(2,760,005)

Balances at June 30, 2007	97,226,726	$97,227	$46,855,675	$(200,000)	$-	$(60,994,894)	$(14,241,992)

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

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - EQUITY

During the six months ended September 30, 2007 we issued:

•	834,253 shares of stock valued at $231,164 to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

•
65,000 shares of stock valued at $26,000 for debt pursuant to a settlement agreement between ESSI and the third-party debtor. The value of the stock was based on the quoted market price on the date of grant. The $15,049 difference between the liability settled and the value of the stock was recognized as a gain on settlement of debt in accordance with SFAS No. 140.

NOTE 3 - LITIGATION

We were in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  On March 23, 2005, ESSI entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return the airborne hyperspectral sensor (Probe) and to settle the outstanding debt obligations under the related capital lease. Under this agreement, ESSI was required to return the Probe on or before August 31, 2005, and did so in January 2007.  As the Probe was not returned by the August 2005 due date, ESSI was subject to a shipping, handling and disposition fee of $250,000.  Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%.  In addition, rent is being accrued at $250,000 per year beginning April 10, 2000.  Interest on unpaid rent accrued at a rate of prime plus 2% through August 31, 2005 and was due quarterly. After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

We returned the Probe in January 2007, however, we have been unable to reach a final settlement and continue to accrue interest, rents and late fees under the 2005 Settlement Agreement. Under the 2005 Settlement Agreement, we had accrued $7,440,687 in rents, interest and late fees as of September 30, 2007.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $2,760,005 for the six months ended September 30, 2007 and had an accumulated deficit of $60,994,894 and a working capital deficit of $14,205,557 as of September 30, 2007.  These conditions raise substantial doubt as to ESSI's ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2007, we granted and issued 641,763 shares of common stock for services valued at $49,176.  The stock was valued based on the quoted market price on the date of grant.

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

The Hyperspectral Imager (HSI) would sample over a 30 km swath width with a 60 m ground sample distance (GSD) with the option to go to 30 m GSD by utilizing the systems attitude control system to 'nod' (i.e. use a satellite pitch maneuver to slow down the ground track of the field of view). A 5m panchromatic imager will provide simultaneous high spatial resolution imagery (black & white photography). A sun synchronous circular orbit of 600 km will allow continuous repeat coverage of the whole earth in 7 days providing hyperspectral data over a 1,000,000 sq. km area each day.

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

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and was not operational during the first two fiscal quarters of 2008.  However, we generated revenue from the sale of certain prove-data previously gathered.  As a result, our revenues for the three and six months ended September 31, 2007 was $22,750 and $22,750, respectively, compared to revenues of $43,250 and $91,429 for the same periods of 2006.

Late fees related to a settlement agreement were $1,006,668 and $1,866,708 for the three and six month periods ended September 30, 2007, compared to $529,687 and $977,749 for the same periods in 2006. The late fee is based on a 5% cumulative fee, which increases each quarter due to the compounding effect.

Depreciation and amortization expense was $32,966 and $67,905 for the three and six month periods ended September 30, 2007, compared to $51,925 and $51,925 for the same periods of 2006.

General and administrative expenses were $318,496 and $640,535 for the three and six month periods ended September 30, 2007, compared to $273,353 and $1,064,432 for the corresponding periods of 2006.

Interest expense for the three and six month periods ended September 30, 2007 was $110,354 and $222,656, compared to interest expense of $310,908 and $424,446 for the corresponding period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $329,967 for the six months ended September 30, 2007 compared to net cash provided by operating activities of $13,933 for the six months ended September 30, 2006 resulting primarily from a net loss of $2,760,005 during the six months ended September 30, 2007, net of certain non-cash expenses.

Net cash provided by financing activities was $316,130 for the six months ended September 30, 2007 compared to cash used of $49,007 for the same period of 2006.

During the six months ended September 30, 2007, two stockholders, who are also the primary management of the Company, loaned us $336,500. In addition, we received $250,000 of cash from a subscription receivable both of which accounted for the cash provided by financing activities.

We are experiencing working capital deficiencies because of operating losses. We have operated with funds received from the sale of common stock, the issuance of notes and limited operating revenue. Our ability to continue as a going concern is dependent upon continued debt or equity financings until or unless we are able to generate cash flows to sustain ongoing operations. We plan to increase the number of revenue producing services through the use of additional hyperspectral instruments and thereby continue as a going concern.  There can be no assurance that we can generate sufficient operating cash flows or raise the necessary funds to continue as a going concern.

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

We were in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  On March 23, 2005, ESSI entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return the airborne hyperspectral sensor (Probe) and to settle the outstanding debt obligations under the related capital lease. Under this agreement, ESSI was required to return the Probe on or before August 31, 2005, and did so in January 2007.  As the Probe was not returned by the August 2005 due date, ESSI was charged a shipping, handling and disposition fee of $250,000.  Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%.  In addition, rent is being accrued at $250,000 per year beginning April 10, 2000.  Interest on unpaid rent accrued at a rate of prime plus 2% through August 31, 2005 and was due quarterly. After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

We returned the Probe in January 2007, however, we have been unable to reach a final settlement and continue to accrue interest, rents and late fees under the 2005 Settlement Agreement. Under the 2005 Settlement Agreement, we had accrued $7,440,687 in rents, interest and late fees as of September 30, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the our management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Specifically, in prior periods, some of the accounting entries relating to accounts payable, accrued interest unrecorded debt, stock issued for services, imputed interest, debt commissions and recognition of liabilities from legal settlement required adjustment upon review by our independent auditors. We undertook measures to remedy this situation by working with the auditors and engaged an outside advisor to provide accounting advice and assistance with implementing internal procedures to ensure that controls and procedures are adequate and effective. These deficiencies were reported to our Board of Directors with the intent to improve and strengthen our controls and procedures.  As a result of the engagement of the outside advisor and the assistance provided to us, there were no major adjustments made by our independent auditors for the quarter ended September 20, 2007, based on their review.

During the period, we engaged an outside advisor to provide accounting and reporting advice and oversight. This advisor reviewed the accounting entries and disclosures included this Form 10-QSB.  There have been no other significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION REQUIRED

Item 1.                      Legal proceedings

None

Item 2.                      Unregistered sales of equity securities and use of proceeds

None

Item 3.                      Defaults upon senior securities

None

Item 4.                      Submission of matters to a vote of security holders

None

Item 5.                      Other information

Not applicable.

Item 6.                      Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

EARTH SEARCH SCIENCES, INC.

Date: November 19, 2007	/s/ Larry F. Vance
Larry F. Vance
Principal Executive Officer

Date: November 19, 2007	/s/ Tami J. Story
Tami J. Story
Principal Accounting Officer