Form 10QSB/A
period 2006-09-30
EARTH SEARCH SCIENCES INC
filed 2008-02-19
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/Amendment No. 1

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

The  number  of shares outstanding of each of the registrant's classes of common stock, as of as of August 17, 2007 was approximately 96,692,760.  The registrant  has  only  one  class  of  common  stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐     No  ☒

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2006

PART I

FINANCIAL INFORMATION

Earth Search Sciences, Inc.
Consolidated Balance Sheets (Unuadited)

	September 30, 2006	March 31, 2006
	(Restated)

Current assets:
Cash	$5,826	$40,900
Accounts receivable, net of $0 allowance for doubtful accounts	43,367	16,971
Loan costs, net of $295,161 and 62,740 accumulated amortization	30,397	166,569
Total current assets	79,590	224,440

Property and equipment, net of $761,597 and $735,635 accumulated depreciation and amortization	361,868	413,793
TOTAL ASSETS	$441,458	$638,233

Liabilities
Current liabilities:
Current portion of notes payable	$843,947	$880,934
Settlement obligation	3,937,318	2,820,099
Accrued officers' compensation	1,027,986	907,983
Accounts payable	11,602,179	11,641,757
Accrued payroll & payroll taxes	225,144	179,890
Due to related parties	2,622,188	2,368,509

Total current liabilities	20,258,762	18,799,172

Long Term Liabilities
Notes payable less current portion	337,283	349,303
Total liabilities	20,596,045	19,148,475

Commitments and contingencies
Stockholders' deficit
Series A preferred stock; 200,000 shares authorized, none issued and outstanding; liquidation preference $1,000,000		-
Common stock, $.001 par value; 200,000,000 shares authorized, 81,241,041 and 77,697,642 issued and outstanding	81,241	77,698
Additional paid-in capital	44,350,076	43,495,841
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(64,385,904)	(61,883,781)
Total stockholders' deficit	(20,154,587)	(18,510,242)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$441,458	$638,233

See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)

Revenue	$43,250	$197,785	$91,429	$272,667

Expenses
General and administrative	(803,040)	(325,475)	(2,042,181)	(878,803)
Depreciation and Amortization Expense	(51,925)	(69,675)	(51,925)	(120,146)

Loss from operations	(811,715)	(197,365)	(2,002,677)	(726,282)

Other income (expense)
Loss on extinguishment of related party note	(75,000)	-	(75,000)	-
Interest expense	(310,908)	(81,299)	(424,446)	(288,291)

Net loss	$(1,197,623)	$(278,664)	$(2,502,123)	$(1,014,573)

Basic and diluted loss per share	$0.00	$0.00	$0.01	$0.01

Weighted average common		74,788,690		74,317,270

See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended September 30,
	2006	2005
	(Restated)

Cash flows from operating activities:
Net loss	$(2,502,123)	$(1,015,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	51,925	120,146
Loss on extinguishment of related party debt	75,000	-
Common stock issued for extension of loan	72,000	-
Common stock for services	635,015	420,997
Warrants for services	-	17,182
Changes in assets and liabilities
Accounts receivable	(26,396)	(82,002)
Other current assets	136,172	500
Accounts payable and accrued expenses	1,116,230	103,631
Accounts payable to related parties	328,679	108,530
Accrued interest	7,428	107,909
Deferred officers' compensation	120,003	120,000
Net cash provided by (used in) operating activities	13,933	(98,680)

Cash flows from financing activities:
Proceeds from shareholder loans, net	-	80,001
Proceeds from sale of stock	-	62,500
Repayments on notes payable	(49,007)	(27,248)
Net cash provided by (used in)financing activities	(49,007)	115,253

Net increase in cash	(35,074)	16,573
Cash at beginning of period	40,900	9,175
Cash at end of period	$5,826	$25,748

Supplemental disclosures:
Income taxes paid	$-	$-
Interest paid	-	-

Non-cash activities:
Common stock issued for extinguishment of debt	75,000	-
Equity issued for loan extension	72,000	216,219

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

NOTE 2 - EQUITY

During the quarter ended June 30, 2006:

-	ESSI issued 1,553,561 common shares valued at market of $533,326 to various individuals for consulting services.

-	ESSI issued 400,000 common shares to a debtor for a loan extension to September 15, 2006. The shares were valued at market of $72,000 and classified as shares payable as of March 31, 2006.

During the quarter ended September 30, 2006:

-	ESSI issued 485,333 common shares valued at market of $102,452 to various individuals for consulting services.

-	ESSI issued 375,000 common shares valued at market of $150,000 to an individual that elected to convert a $75,000 promissory note. ESSI recognized a $75,000 loss of extinguishment of debt.

NOTE 3 - LITIGATION

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral  Probe.  During  the  fourth  quarter of fiscal 2005, both parties signed  a mutual release in which ESSI was to return the Probe and ESSI would be released  of  amounts  owed  to  the  other  party  as  of the date the Probe is returned. The mutual release also requires the other party to return a computer and related software belonging to ESSI in exchange for the Probe ESSI agreed to return the Probe at the end of August 2005; however, as of  September 30, 2006, ESSI had not returned the Probe. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of  September  30,  2006,  management  estimates the settlement obligation to be $3,937,318.  The estimated settlement obligation increased $1,117,219 to $3,937,318 at September 30, 2006, compared to $2,820,099 at March 31, 2006.  The increase related to interest expense of $14,517, rent expense of $125,000 and late fees of $977,702, which are reflected as interest expense and general and administrative expense in our statement of operations for the six months ended September 30, 2006. As of September 30, 2006, management has recognized an accrual for the estimated  obligation.

Note 4 – RECLASSIFICATION

Certain prior period amounts have been reclassified to confirm with current year presentation.

Note 5 – RESTATEMENT

Subsequent to filing our September Form 10-QSB, we discovered several errors in our reported financial statements.  These errors arose from clerical errors when compiling the final statements.  The following tables reflect the as reported and restated amounts:

The following table reflects the restated consolidated balance sheet as of September 30, 2006:

	As Reported	Restated
Accounts payable	$11,224,464	$11,602,179
Due to related parties	2,622,192	2,622,188
Investor deposits	377,715	-
Total current liabilities	20,258,766	20,258,765
Total liabilities	20,256,049	20,596,049
Common stock	80,515	81,241
Additional paid-in capital	44,314,096	44,350,076
Accumulative deficit	(61,883,745)	(64,385,904)
Total liabilities and Stockholders’ Deficit	(17,689,134)	(20,154,587)

The following table reflects the restated consolidated statements of operations for the three and six months ended September 30, 2006:

	Three Months Ended
	September 30, 2006
	As Reported	Restated
General and administrative	$(841,370)	$(803,040)
Loss from operations	(893,295)	(803,040)
Loss on extinguishment of related party note	-	(75,000)
Net loss	(1,160,953)	(1,197,623)

	Six Months Ended
	September 30, 2006
	As Reported	Restated
General and administrative	$(2,080,511)	$(2,042,181)
Loss from operations	(2,132,436)	(2,002,677)
Loss on extinguishment of related party note	-	(75,000)
Net loss	(2,465,453)	(2,502,123)

The following table reflects the restated consolidated statement of cash flows for the six months ended September 30, 2006:

	As Reported	Restated
Net loss	$(1,602,332)	$(2,502,123)
Depreciation, amortization and depletion	107,254	51,925
Loss on extinguishment of related party debt	-	75,000
Common stock issued for services	920,422	635,015
Common stock issued for extension of loan	-	72,000
Accounts receivable	(39,873)	(26,396)
Other current assets	-	136,172
Accounts payable and accrued expenses	591,811	1,116,230
Accounts payable to related parties	93,900	328,679
Accrued interest	15,282	7,428
Deferred officers compensation	120,000	120,003
Net cash provided by (used in) operating activities	(107,119)	13,933
Repayments on notes payable	75,000	(49,007)
Net increase (decrease) in cash	32,119	(35,074)
Cash at beginning of period	41,438	40,900
Cash at end of period	$9,319	$5,826

Non-cash activities:
Common stock issued for extinguishment of debt	-	75,000
Equity issued for loan extension	-	72,000

ITEM 2

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

The Company realizes that opportunity exists in using the technology to discover properties  for  mineral  and  hydrocarbon exploitation. It was a natural growth step  to  create  a  strategy  of developing subsidiary companies in key natural resource  markets  wherein  exploration  discoveries  could  be  maximized  by "in-house"  development.  The company is currently pursuing these avenues in the mineral  and  oil  and  gas  industries

The Company recognized revenue of $91,429 in the six months ended September 30, 2006 compared with $272,667 in the six months ended September 30, 2005.

General and administrative expenses for the six months ended September 30, 2006 were $2,042,181 compared with $878,803 in the six months ended September 30, 2005.  Interest expense for the six months ended September 30, 2006 and 2005 was $424,446 and $288,291, respectively

The  Company  recognized revenue of $43,250 in the second quarter of fiscal 2007 compared  with  $197,785  in the second quarter of fiscal 2006.  Included in the second  quarter of 2007 is $0 in revenue from Oil and Gas Properties compared to $72,940  in  revenue  in  the  second  quarter  of  2006.

During the quarter ended September 30, 2006, ESSI  issued  375,000  common shares valued at market of $150,000 to an individual  that  elected  to  convert a $75,000 promissory note. ESSI recognized a $75,000 loss of extinguishment of debt.

General  and  administrative expenses for the second quarter of fiscal 2007 were $811,715  compared  with  $325,475  in  the  second  quarter  of  fiscal  2006.

Interest  expense  for  the  three  months ended September 30, 2006 and 2005 was $310,908  and  $81,299,  respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash provided by operating activities was $13,933 for the six months ended September  30,  2006.  Net cash used in operating activities was $98,680 for the six  months  ended  September  30,  2005.

The  Company  is  experiencing working capital deficiencies because of operating losses.  The Company and its subsidiaries have operated with  funds  received  from  the sale of common stock, the issuance of notes and operating revenue.  The ability of the Company to continue as a going concern is dependent  upon  continued debt or equity financings until or unless the Company is able to generate cash flows to sustain ongoing operations.  The Company plans to  increase  the  number  of  revenue  producing  services  through  the use of additional  hyperspectral  instruments  and thereby continue as a going concern. There  can  be  no  assurance that the Company can generate sufficient operating cash  flows  or  raise  the  necessary  funds  to  continue  as a going concern.

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

In  this  regard, the Company has entered into a license agreement through its majority-owned subsidiary company,  Petro  Probe,  Inc.  (PPI) with a private company General  Synfuels  International,  Inc.  (GSI).  GSI granted to PPI a nonexclusive license for $500,000 and the issuance of 500,000 shares of the Common Stock, $.001 par value per share, of PPI.  The fee is to be paid in such amounts and at such times as agreed to between the Parties and set forth in a written Payment Addendum to the License Agreement.  PPI assigned to GSI an overriding net interest of 5.5% of the hydrocarbonaceous products produced by PPI using the proprietary rights, payable quarterly.

Test plant specifications, location, permitting and construction processes are subject to successfully funding the oil and shale project. This is expected to be carried over to 2007.

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

PPI, PWI and IEP have agreed to cooperate in exploring development opportunities with oil shale.  The nature and extent of activities to be covered, responsibility for funding and managing operations and the types of opportunity to be sought have not yet been determined.  The companies believe the alliance may be beneficial because:

(1)	The risk of successful commercial development will be shared.
(2)	Investment funds should be easier to attract.
(3)	Permitting, licensing, insurance and lease costs can be shared.
(4)	Infrastructure and equipment for processing the oil shale products can be shared.
(5)	The marketing and sale of the oil shale products can be shared.
(6)	Innovative ideas, market intelligence and competitor intelligence can be shared.
(7)
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

Off Balance Sheet Arrangements

None.

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

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral  Probe.  During  the  fourth  quarter of fiscal 2005, both parties signed  a mutual release in which ESSI was to return the Probe and ESSI would be released  of  amounts  owed  to  the  other  party  as  of the date the Probe is returned.  The mutual release also requires the other party to return a computer and related software belonging to ESSI in exchange for the Probe. ESSI agreed to return the Probe at the end of August 2005; however, as of  September 30, 2006, ESSI had not returned the Probe because the other party has not delivered the computer and related software belonging to ESSI. As a result, ESSI is in default,  and  based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of  September  30,  2006,  management  estimates the settlement obligation to be $3,937,318.  The estimated settlement obligation increased $1,117,219 to $3,937,318 at September 30, 2006, compared to $2,820,099 at March 31, 2006.  The increase related to interest expense of $14,517, rent expense of $125,000 and late fees of $977,702, which are reflected as interest expense and general and administrative expense in our statement of operations for the six months ended September 30, 2006. As of September 30, 2006, management has recognized an accrual for the  estimated  obligation.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon senior securities

None

Item 4.	Submission of matters to a vote of security holders

None

Item 5.	Other information

None.

ITEM 6.	EXHIBITS

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

10.10         Common Stock Purchase Agreement between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc.. Dated May 23, 2001. (Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for fiscal year ended March 31, 2001).

10.11         Registration Rights Agreement between Alpha Venture Capital, Inc. and Earth Search Sciences, Inc.. Dated May 23, 2001. (Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for fiscal year ended March 31, 2001).

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

10.19         Unrestricted License Agreement for Recovery of Products from Oil Shale bgetween GENERAL SYNSFUELS INTERNATIONAL and PETRO PROBE, INC. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10KSB for the fiscal year ended March 31, 2007).

10.20         Multi-platform HyperSpectral imaging "Micro Sectrometer" Development Proposal Number 05080901.  (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10KSB for the fiscal year ended March 31, 2007).

10.21         Promissory Note due February 2008, dated February 2007. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10KSB for the fiscal year ended March 31, 2007).

31.1            Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith

31.2            Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, filed herewith

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith

SIGNATURE

Pursuant  to  the  requirements of the Securities Exchange Act of 1934, the Registrant  has  duly  caused  this  report  to  be  signed on its behalf by the undersigned.

EARTH SEARCH SCIENCES, INC.

Date: February 19, 2008	/s/ Larry F. Vance
Larry F. Vance Chief Executive Officer

Date: February 19, 2008	/s/ Larry F. Vance
Larry F. Vance
Chief Executive Officer (principal executive officer)
Chief Executive Officer

Date: February 19, 2008	/s/ Tami J. Story
Tami J. Story
Chief Financial Officer
(principal financial officer)