Form 10QSB
period 2007-12-31
EARTH SEARCH SCIENCES INC
filed 2008-02-19
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  DECEMBER 31, 2007

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (406) 751-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the registrant's classes of common stock, as of February 8, 2007, covered by this report: 102,711,346 shares.  The registrant has only one class of common stock.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-QSB

QUARTER ENDED DECEMBER 31, 2007

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters of a Vote of Security Holders	16
Item 5. Other information	16
Item 6. Exhibits	16

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash	$84,855	$23,182
Accounts receivable	22,882	132
Loan costs, net of accumulated amortization of $222,983 and $199,998, respectively	52,587	28,225
Total current assets	160,324	51,539

Property and equipment, net accumulated depreciation of $910,094 and $832,208, respectively	232,058	309,944
TOTAL ASSETS	$392,382	$361,483

LIABILITIES
Current liabilities:
Accounts payable	$1,209,891	$1,151,437
Accrued expenses	670,308	733,917
Accrued officers’ compensation	1,327,986	1,147,986
Notes payable - current portion	747,656	836,618
Settlement obligation	8,686,824	5,434,259
Short-term debt – related parties	2,885,182	2,698,954
Total current liabilities	15,527,847	12,003,171

Notes payable less current portion	344,469	369,820
Total liabilities	15,872,316	12,372,991

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 102,711,346 and 96,327,474 shares issued and outstanding, respectively	102,712	96,328
Additional paid-in capital	47,237,282	46,577,053
Treasury stock	(200,000)	(200,000)
Subscription receivable	-	(250,000)
Accumulated deficit	(62,619,928)	(58,234,889)
Total stockholders’ deficit	(15,479,934)	(12,011,508)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$392,382	$361,483

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

Revenues	$-	$-	$22,750	$91,429

Operating expenses
Late fees related to settlement agreement	1,176,390	658,748	3,043,098	1,833,353
Depreciation and amortization	25,962	27,048	77,886	78,973
General and administrative	242,509	189,377	883,044	1,131,227

Total expenses	1,444,861	875,173	4,004,028	3,043,553

Loss from operations	(1,444,861)	(875,173)	(3,981,278)	(2,952,124)

Other income (expense)
Gain on settlement of debt	-	-	15,049	--
Interest expense	(180,173)	(46,477)	(418,810)	(470,923)

Net loss	$(1,625,034)	$(921,650)	$(4,385,039)	$(3,423,047)

Basic and diluted:
Loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.04)
Weighted average common shares outstanding	98,444,611	81,281,201	97,361,464	80,574,567

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,385,039)	$(3,423,047)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,886	78,973
Amortization of deferred finance costs	22,985	137,258
Imputed interest	33,854	-
Common stock issued for services	246,759	753,833
Gain on settlement of debt	(15,049)	-

Changes in assets and liabilities:
Accounts receivable	(22,750)	16,839
Accrued interest – related party	162,083	-
Accounts payable and accrued expenses	35,894	70,012
Accounts payable – related party	-	416,427
Accrued officers compensation	180,000	178,917
Accrued settlement liability	3,252,565	1,810,082
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(410,812)	39,294

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	341,500	-
Payment on stockholder loans	(317,355)	-
Proceeds from subscription receivable	250,000	-
Financing costs	(47,347)	-
Proceeds from issuance of common stock	360,000	-
Payment on long-term debt	(114,313)	(49,007)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	472,485	(49,007)

NET DECREASE IN CASH	61,673	(9,713)
CASH AT BEGINNING OF PERIOD	23,182	40,900
CASH AT END OF PERIOD	$84,855	$31,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$92,407	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Common stock issued for debt repayment	$26,000	$72,000
Equity issued for loan extension	-	75,000

See accompanying notes to consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Nine months ended December 31, 2007
(Unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Subscription Receivable	Accumulated Deficit	Total
Balances at March 31, 2007	96,327,474	$96,328	$46,577,053	$(200,000)	$(250,000)	$(58,234,889)	$(12,011,508)

Payment of subscription receivable					250,000		250,000

Issuance of common stock for debt	65,000	65	25,935				26,000

Issuance of common stock for services rendered	976,016	977	245,782				246,759

Issuance of common stock for cash	5,342,856	5,342	354,658				360,000

Imputed interest			33,854				33,854

Net loss					-	(4,385,039)	(4,385,039)

Balances at June 30, 2007	102,711,346	$102,712	$47,237,282	$(200,000)	$-	$(62,619,928)	$(15,479,934)

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

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - EQUITY

During the nine months ended December 31, 2007 we issued:

•	976,016 shares of stock valued at $246,759 to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

•
65,000 shares of stock valued at $26,000 for debt pursuant to a settlement agreement between ESSI and the third-party debtor. The value of the stock was based on the quoted market price on the date of grant. The $15,049 difference between the liability settled and the value of the stock was recognized as a gain on settlement of debt in accordance with SFAS No. 140.

•	5,342,857 shares of stock valued at $360,000 to various individuals for cash.

NOTE 3 - LITIGATION

We were in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  On March 23, 2005, ESSI entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return the airborne hyperspectral sensor (Probe) and to settle the outstanding debt obligations under the related capital lease. Under this agreement, ESSI was required to return the Probe on or before August 31, 2005, and did so in January 2007.  As the Probe was not returned by the August 2005 due date, ESSI was subject to a shipping, handling and disposition fee of $250,000.  Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%.  In addition, rent began accruing at $250,000 per year beginning April 10, 2000 with interest on any unpaid rent accruing at a rate of prime plus 2% through August 31, 2005. After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

We returned the Probe in January 2007, however, we have been unable to reach a final settlement and continue to accrue interest, rents and late fees under the 2005 Settlement Agreement. Under the 2005 Settlement Agreement, we had accrued $8,686,824 in rents, interest and late fees as of December 31, 2007. The estimated settlement obligation increased $3,252,565 as of December, 31, 2007, compared to the March 31, 2007 balance. This increase is related to interest expense of $21,967, rent expense of $187,500 and late fees of $3,043,098. Rent and interest expense are reflected in general and administrative expense for the three and nine months ended December 31, 2007 and 2006.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $4,385,039 for the nine months ended December 31, 2007 and had an accumulated deficit of $62,619,928 and a working capital deficit of $15,367,523 as of the same period.  These conditions raise substantial doubt as to ESSI's ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock and or loans to the Company.  The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

In December, 1985 we acquired all of the outstanding shares of common stock of a privately held company known as Earth Search Sciences, Inc. (ESSI), a Utahcorporation formed on August 29, 1985.  We issued 13,639,600 shares of its common stock in exchange for ESSI's outstanding shares.  This merger was a reverse acquisition and accounted for as a pooling of interests.  Accordingly, the assets and liabilities of the two companies were combined at their recorded net book values.  ESSI's principal assets were unpatented mining claims in Alaskathat were acquired from ESSI's incorporators at a cost of $126,715.  ESSI's operations were the continuing operations of the Company, and ESSI was the entity which had substance and control both before and after the merger.

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

In the fiscal years from 2004 to 2006 the Company's sensors were operated in the United Statesand abroad.  Contracts to operate the sensors in the United Statesas an ecological, mining, agricultural, and hydrocarbon target identification tool produced revenues of $302,901, $192,297 and $258,843, in fiscal 2006, 2005, and 2004, respectively.

In 1997 we began a two-year contract with Noranda Minerals Inc. to provide hyperspectral remote sensing data over multi-continents The agreements called for a series of flights for Noranda Mining and Exploration Inc. and its affiliates including Falconbridge Limited (collectively, the "Noranda Group"). The agreements provided the Noranda Group with an exclusive license to use the instruments for commercial mining exploration, as long as the Noranda Group continued to purchase remote sensing services from the Company in certain specified quantities.  The Company was entitled to receive fees for services and net smelter royalties or net profit interest royalties from certain discoveries by the Noranda Group. The licensing agreement with the Noranda Group provided a $1,000,000 equity investment in ESSI by way of 200,000 preferred shares, convertible into 1,000,000 shares of common stock and an option to purchase 1,000,000 shares of ESSI common stock at a price of $2.00 per share. Targets were flown in Chile, Peruand the North West Territoriesin Canada.

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

The Company collected hyperspectral data for the Geosat Committee. The Geosat committee was funded from contribution by major U.S.resource companies.  The Committee was operated by the Universityof Texasat El Pasounder Director, Dr. Rebecca Dodge.  The project completed for the Geosat's "Hyperspectal Group Shoot" provided Probe 1 hyperspectral imagery to the oil and minerals exploration, environmental assessment, and agriculture end-user community, for an evaluation by these communities of its application potential.

The Company teamed with the Universityof Idahoin a joint proposal to the Farm Bureau and won a contract to overfly the Snake River Basin(Hell's Canyon).  The Company also collected hyperspectral data for the control and eradication of noxious weed intrusion.  The test results were published and initial results proved that airborne hyperspectral imagery is a useful tool for control of weeds, as well as providing information regarding economic indicators pertaining to forecasting crop yield.

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

The ONR signed an Other Transaction with the Space Technology Development Corporation (STDC) of Arlington, VAto develop NEMO in conjunction with the Defense Advanced Research Projects Agency (DARPA) Dual Use Applications Program (DUAP). DUAP is a joint program of the Army, Navy, Air Force, DARPA, Director Defense Research and Engineering (DDR&E), and the Deputy Under Secretary of Defense for International and Commercial Programs.  Earth Search Sciences Inc. subsequently acquired STDC and its prime contractor partner position with the ONR. The project was to have a cost of approximately $150 million with the private sector portion approximately one-half of that amount. Earth Search Sciences Inc. undertook to meet the key funding milestone payments necessary to ensure progress of the project.

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

Typically, the highest  demand for collection services like the Company’s  are from April through October in the Northern Hemisphere and October through April in the  Southern  Hemisphere.  Contracts are being sought in the following market segments: mining, hydrocarbon, agriculture, ecological and environmental monitoring. With the advent of the world-wide recognition for control of global-warming issues the Company will commence the development of an environmentally focused marketing plan to portray the advantages of airborne hyperspectral remote sensing to these market segments.

SUBSIDIARY COMPANIES

Petro Probe, Inc.'s goal is to develop the competitive advantages of its resource mapping capability, combine that with conventional hydrocarbon exploration tools and then apply newer value-added technologies to identify good oil and gas properties.

ESSI has performed important hyperspectral surveys and research in aquatic and vegetation-related projects. The environmental markets are vast, however the Company's current lack of resources dictates continued priority be assigned to mineral and hydrocarbon exploration.

The other ESSI wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geo Probe, Eco Probe and Space Technology Development Corp. are inactive. Of the other majority-owned consolidated subsidiaries: Earth Search Resources, Inc. and ESSI Probe 1 LC are inactive.

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

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational during the first three fiscal quarters of 2008.  However, we generated a small amount of revenue from the sale of certain prove-data previously gathered.  As a result, our revenues for the three and nine months ended December 31, 2007 was $0 and $22,750, respectively, compared to revenues of $0 and $91,429 for the same periods of 2006.

Late fees related to a settlement agreement were $1,176,390 and $3,043,098 for the three and nine month periods ended December 31, 2007, compared to $658,748 and $1,833,353 for the same periods in 2006. The late fee is based on a 5% cumulative fee, which increases each quarter due to the compounding effect.

Depreciation and amortization expense was $32,966 and $100,871 for the three and nine month periods ended December 31, 2007, compared to $27,048 and $78,973 for the same periods of 2006.

General and administrative expenses were $242,509 and $883,044 for the three and nine month periods ended December 31, 2007, compared to $189,377 and $1,131,227 for the corresponding periods of 2006.

Interest expense for the three and nine month periods ended December 31, 2007 was $173,169 and $395,825, compared to interest expense of $46,477 and $470,923 for the corresponding period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $410,812 for the nine months ended December 31, 2007 compared to net cash provided by operating activities of $39,294 for the nine months ended December 31, 2006 resulting primarily from a net loss of $4,385,039 during the nine months ended December 31, 2007, net of certain non-cash expenses.

Net cash provided by financing activities was $472,485 for the nine months ended December 31, 2007 compared to cash used of $49,007 for the same period of 2006.

During the nine months ended December 31, 2007, two stockholders, who are also the primary management of the Company, provided us with loans for net proceeds of $24,145. In addition, we received $250,000 of cash from a subscription receivable and received $360,000 in a private placement all of which accounted for the cash provided by financing activities.

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

PPI is examining various oil shale sites in Coloradoand Utahfor a test plant. Five acres of premium oil shale land is sought. The test plant is budgeted for approximately $1.5 million as a first stage development cost. This will prove the technology. The second and third stages will cost approximately $8 million more at which time the plant could operate at full capacity. The time line for completion of all stages is one year.

In its search for new complementing technologies, PPI encouraged the creation of an alliance with two other companies in oil shale R&D. Independent Energy Partners, Inc. (IEP) and Phoenix Wyoming Inc., (PWI) both Coloradoprivate companies, have their own non-competitive interests in oil shale. IEP owns the exclusive rights to a broad, patented Geothermic Fuel CellTM (GFC) method, (US Patent No. 6,684,948 B1-Apparatus and Method For Heating Subterranean Formations Using Fuel Cells), to economically produce oil and natural gas from unconventional resources such as oil shale, while producing electricity as a byproduct.  IEP also has acquired the mineral rights on property in Rio Blanco County, Coloradoon some of the richest "Mahogany Zone" oil shale property in the world, holding an estimated 1.4-2.4 billion barrels of oil. PWI owns certain proprietary intellectual property and methods designed to bring the advantages of microwave technology to an oil shale borehole. This alliance effort is being examined by the parties. Continuing its interest to maintain an industry leadership positioning hyperspectral work ESSI is developing a joint venture with Intellisense Corporation to design and construct a third generation hyperspectral instrument design. This design is proposed in patent pending application #0050046822 which the Company is negotiating an LOI position for purchase. The new instrumentation would allow for faster, less expensive and more precise data collection.

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

We were in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  On March 23, 2005, ESSI entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return the airborne hyperspectral sensor (Probe) and to settle the outstanding debt obligations under the related capital lease. Under this agreement, ESSI was required to return the Probe on or before August 31, 2005, and did so in January 2007.  As the Probe was not returned by the August 2005 due date, ESSI was subject to a shipping, handling and disposition fee of $250,000.  Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%.  In addition, rent began accruing at $250,000 per year beginning April 10, 2000 with interest on any unpaid rent accruing at a rate of prime plus 2% through August 31, 2005. After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

We returned the Probe in January 2007, however, we have been unable to reach a final settlement and continue to accrue interest, rents and late fees under the 2005 Settlement Agreement. Under the 2005 Settlement Agreement, we had accrued $8,686,824 in rents, interest and late fees as of December 31, 2007. The estimated settlement obligation increased $3,252,565 as of December, 31, 2007, compared to the March 31, 2007 balance. This increase is related to interest expense of $21,967, rent expense of $187,500 and late fees of $3,043,098. Rent and interest expense are reflected in general and administrative expense for the three and nine months ended December 31, 2007 and 2006.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the our management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Specifically, our auditors identified adjustments relating to accounts payable, accrued interest unrecorded debt, stock issued for services, imputed interest, debt commissions and recognition of liabilities from legal settlement.

We undertook measures to remedy this situation by working with the auditors and engaged an outside advisor to provide accounting advice and assistance with implementing internal procedures to ensure that controls and procedures are adequate and effective. These deficiencies were reported to our Board of Directors with the intent to improve and strengthen our controls and procedures.  As a result of the engagement of the outside advisor and the assistance provided to us, there were no major adjustments made by our independent auditors for the quarter ended December 31, 2007.

In the second quarter of 2007, we engaged an outside advisor to provide accounting and reporting advice and oversight. This advisor reviewed the accounting entries and disclosures included in this Form 10-QSB.  There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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
Principal Executive Officer

Date: February 19, 2008	/s/ Tami J. Story
Tami J. Story
Principal Accounting Officer