Form 10QSB/A
period 2007-06-30
EARTH SEARCH SCIENCES INC
filed 2008-02-20
CIK 752634

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

EARTH SEARCH SCIENCES, INC.

FORM 10-QSB

QUARTER ENDED JUNE 30, 2007

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters of a Vote of Security Holders	16
Item 5.	Other information	16
Item 6.	Exhibits	16

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash	$135,218	$23,182
Accounts receivable	132	132
Loan costs, net of accumulated amortization of $201,084 and $199,998, respectively	66,595	28,225
Total current assets	201,945	51,539

Property and equipment, net accumulated depreciation of $858,170 and $832,208, respectively	283,982	309,944
TOTAL ASSETS	$485,927	$361,483

LIABILITIES
Current liabilities:
Accounts payable	$1,157,798	$1,151,437
Accrued expenses	769,176	733,917
Accrued officers’ compensation	1,207,986	1,147,986
Notes payable - current portion	638,576	836,618
Settlement obligation	6,363,800	5,434,259
Stockholder loans	2,954,334	2,698,954
Total current liabilities	13,091,670	12,003,171

Notes payable less current portion	319,436	369,820
Total liabilities	13,411,106	12,372,991

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A preferred stock; 200,000 shares authorized, none issued and outstanding; liquidation preference $1,000,000	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 96,692,760 and 96,327,474 shares issued and outstanding, respectively	96,693	96,328
Additional paid-in capital	46,727,288	46,577,053
Treasury stock	(200,000	(200,000)
Subscription receivable	-	(250,000)
Accumulated deficit	(59,549,160)	(58,234,889)
Total stockholders’ deficit	(12,925,179)	(12,011,508)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$485,927	$361,483

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

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the our management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) for the quarter ended June 30, 2007. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Specifically, some of the accounting entries relating to accounts payable, accrued interest unrecorded debt, stock issued for services, imputed interest, debt commissions and recognition of liabilities from legal settlement required adjustment upon review by our independent auditors. We intend to take measures to remedy this situation by working with the auditors and engaging outside advisors to provide accounting advice and assistance with implementing internal procedures to ensure that controls and procedures are adequate and effective. These deficiencies have been reported to our Board of Directors, and we intend to improve and strengthen its controls and procedures. There has not be any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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
(principal financial officer)
Chief Executive Officer

Date: February 19, 2008	/s/ Tami J. Story
Tami J. Story
Chief Financial Officer
(principal financial officer)