Form 10QSB/A
period 2006-06-30
EARTH SEARCH SCIENCES INC
filed 2008-04-22
CIK 752634

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

EXPLANATORY NOTE

This Amendment No.1 to Form 10QSB (“Amendment”) is filed to clarify certain disclosures regarding the capital lease obligation with Accuprobe pursuant to which the Registrant continues to accrue liabilities. These revised disclosures may be found on page 6 under the heading “Note 3 – Litigation” and on page 9 under the heading “Litigation”.

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-QSB

QUARTER ENDED JUNE 30, 2006

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	11
Item 2. Changes in Securities	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters of a Vote of Security Holders	11
Item 5. Other information	11
Item 6. Exhibits and Reports on Form 8-K	11

Earth Search Sciences, Inc.
Consolidated Balance Sheets (Unuadited)

Assets	June 30, 2006	March 31, 2006

Current assets:
Cash	$41,438	$40,900
Accounts receivable, net of $0 allowance for doubtful accounts	717	16,971
Loan costs, net of $295,161 and $227,075 accumulated amortization	98,483	166,569
Total current assets	140,638	224,440

Property and equipment, net of $761,597 and $735,635 accumulated depreciation and amortization	387,831	413,793
TOTAL ASSETS	$528,469	$638,233

Liabilities
Current liabilities:
Current portion of notes payable	$843,947	$880,934
Settlement obligation	3,338,097	2,820,099
Accrued officers' compensation	967,986	907,983
Accounts payable	11,206,619	11,641,757
Accrued payroll & payroll taxes	203,829	179,890
Due to related parties	2,462,409	2,368,509
Investor deposit	377,715	-

Total current liabilities	19,400,602	18,799,172

Long Term Liabilities
Notes payable less current portion	337,283	349,303
Total liabilities	19,737,885	19,148,475

Commitments and contingencies	-	-
Stockholders' deficit Series A preferred stock; 200,000 shares authorized, none issued and outstanding; liquidation preference $1,000,000	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 79,651,203 and 77,697,642 shares, issued and outstanding	79,651	77,698
Additional paid-in capital	44,099,214	43,495,841
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(63,188,281)	(61,883,781)
Total stockholders' deficit	(19,209,416)	(18,510,242)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$528,469	$638,233

See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)

	Three Months Ended June 30,
	2006	2005

Revenue	$48,179	$73,881
Expenses
General and administrative	1,239,141	603,799

Loss from operations	(1,190,962)	(529,918)

Other income (expense)
Interest expense	(113,538)	(206,992)

Net loss	$(1,304,500)	$(736,910)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	78,884,577	73,803,388

See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(1,304,500)	$(736,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	94,048	50,471
Common stock for services and interest expense	533,326	362,198
Warrants for services	-	17,182
Changes in assets and liabilities
Accounts receivable	16,254	(9,447)
Other current assets	-	500
Accounts payable and accrued expenses	549,082	47,831
Accounts payable to related parties	93,900	45,512
Accrued interest	7,428	49,726
Deferred officers' compensation	60,000	73,382
Net cash provided by (used in) operating activities	49,538	(99,555)

Cash flows from financing activities:
Proceeds from shareholder loans, net	-	75,000
Proceeds from sale of stock	-	62,500
Repayments on notes payable	(49,000)	(22,013)
Net cash provided by financing activities	(49,000)	115,487

Net increase in cash	538	15,932
Cash at beginning of period	40,900	9,175
Cash at end of period	$41,438	$25,107

Supplemental disclosures:
Income taxes paid	$-	$-
Interest paid	-	-

Non-cash activities:
Shares payable issued	$72,000	$-
Equity issued for loan extension	-	215,826

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

NOTE 3 - LITIGATION

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. The mutual release also requires the other party to return a computer and related software belonging to ESSI in exchange for the Probe. ESSI agreed to return the Probe at the end of August 2005; however, as of June 30, 2006, ESSI has not returned the Probe because the other party has not delivered the computer and related software belonging to ESSI. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of June 30, 2006, management estimates the settlement obligation to be $3,338,097. The estimated settlement obligation increased $517,998 to $3,338,097 at June 30, 2006, compared to $2,820,099 at March 31, 2006. The increase is related to interest expense of $7,428, rent expense of $62,500 and late fees of $448,070, which are reflected as interest expense and general and administrative expense in our statement of operations for the three months ended June 30, 2006. As of June 30, 2006, management has recognized an accrual for the estimated obligation.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $49,538 for the three months ended June 30, 2006. Net cash used in operating activities was $99,555 for the three months ended June 30, 2005 resulting primarily from a net loss of $736,910 net of certain non-cash expenses.

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

In this regard, the company has entered into a license agreement through its majority-owned subsidiary company, Petro Probe, Inc. (PPI) with a private company) the Company's hydrocarbon industry subsidiary has entered into a license for the production of oil and gas from oil shale. The license was obtained from a private company and patent holder, General Synfuels International, Inc. (GSI), which provided an unrestricted license to a patented application entitled "Recovery of Products from Oil Shale" GSI granted to PPI a nonexclusive license for $500,000 and the issuance of 500,000 shares of the Common Stock, $.001 par value per share, of PPI. The fee is to be paid in such amounts and at such times as agreed to between the Parties and set forth in a written Payment Addendum to the License Agreement. PPI assigned to GSI an overriding net interest of 5.5% of the hydrocarbonaceous products produced by PPI using the proprietary rights, payable quarterly.

U.S. Patent Application Publication No. US 2004/0149433A1 describes a method of hydrocarbon recovery from oil shale using a hot gas process.

Funding arrangements are being negotiated and it is expected that a test plant will be built late in 2006.Test plant specifications, location, permitting and construction processes are subject to successfully funding the oil and shale project. This is expected to be carried over to 2007.

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

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe. During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned. The mutual release also requires the other party to return a computer and related software belonging to ESSI in exchange for the Probe. ESSI agreed to return the Probe at the end of August 2005; however, as of June 30, 2006, ESSI has not returned the Probe because the other party has not delivered the computer and related software belonging to ESSI. As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees. Based on the terms of the settlement agreement, as of June 30, 2006, management estimates the settlement obligation to be $3,338,097. The estimated settlement obligation increased $517,998 to $3,338,097 at June 30, 2006, compared to $2,820,099 at March 31, 2006. The increase is related to interest expense of $7,428, rent expense of $62,500 and late fees of $448,070, which are reflected as interest expense and general and administrative expense in our statement of operations for the three months ended June 30, 2006.  As of June 30, 2006, management has recognized an accrual for the estimated obligation.

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

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

EARTH SEARCH SCIENCES, INC.

Date: April 21, 2008	/s/ Larry F. Vance
Chief Executive Officer