Form 10QSB/A
period 2006-12-31
EARTH SEARCH SCIENCES INC
filed 2008-04-22
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Amendment No.1
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

EXPLANATORY NOTE

This Amendment No.1 to Form 10QSB (“Amendment”) is filed to correct certain disclosures.  The “Consolidated Statements of Operations” on page 4 has been revised.   Revised disclosures regarding the capital lease obligation with Accuprobe pursuant to which the Registrant continues to accrue liabilities may be found on page 6 under the heading “Note 3 – Litigation” and on page 15 under the heading “Litigation”.

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-QSB

QUARTER ENDED DECEMBER 31, 2006

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters of a Vote of Security Holders	14
Item 5.	Other information	14
Item 6.	Exhibits and Reports on Form 8-K	14

Earth Search Sciences, Inc.
Consolidated Balance Sheets (Unuadited)

	December 31, 2006	March 31, 2006

Current assets:
Cash	$31,187	$40,900
Accounts receivable, net of $0 allowance for doubtful accounts	132	16,971
Loan costs, net of $364,333 and $227,075 accumulated amortization	29,311	166,569
Total current assets	60,630	224,440

Property and equipment, net of $806,246 and $735,635 accumulated depreciation and amortization	334,820	413,793
TOTAL ASSETS	$395,450	$638,233

Liabilities
Current liabilities:
Current portion of notes payable	$843,947	$880,934
Settlement obligation	4,630,489	2,820,099
Accrued officers' compensation	1,086,900	907,983
Accounts payable	11,644,896	11,641,757
Accrued payroll & payroll taxes	246,455	179,890
Due to related parties	2,709,209	2,368,509

Total current liabilities	21,161,896	18,799,172

Long Term Liabilities
Notes payable less current portion	337,283	349,303
Total liabilities	$21,499,179	$19,148,475

Commitments and contingencies
Stockholders' deficit
Series A preferred stock; 200,000 shares authorized, none issued and outstanding; liquidation preference $1,000,000	$-	$-
Common stock, $.001 par value; 200,000,000 shares authorized; 81,286,723 and 77,697,642 shares, issued and outstanding	81,287	77,698
Additional paid-in capital	44,321,812	43,495,841
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(65,306,828)	(61,883,781)
Total stockholders' deficit	(21,103,729)	(18,510,242)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$395,450	$638,233

See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statement of Operations (unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005

Revenue	$-	$116,699	$91,429	$388,365

Expenses
General and administrative	(847,399)	(349,414)	(2,964,580)	(1,241,545)
Depreciation and Amortization Expense	(27,048)	(13,352)	(78,973)	(120,169)

Loss from operations	(874,447)	(246,067)	(2,952,124)	(973,349)

Other income (expense)
Interest expense	(46,474)	(148,950)	(470,923)	(437,241)

Net loss	$(920,921)	$(395,017)	$(3,423,047)	$(1,410,590)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average common	81,281,201	75,696,817	80,574,567	74,724,184

See accompanying notes to consolidated financial statements

Earth Search Sciences, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months
	Ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,423,047)	$(1,410,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	78,973	93,027
Amortization of deferred loan costs	137,258	219,476
Common stock for services and interest expense	753,833	473,825
Common stock for debt	75,727	9,600
Warrants for services	-	17,182
Changes in assets and liabilities
Accounts receivable and other current assets	16,839	(18,315)
Accounts payable and accrued expenses	1,859,048	89,274
Accounts payable to related parties	340,700	100,607
Accrued interest	21,046	169,502
Deferred officers' compensation	178,917	180,000

Net cash provided by (used in) operating activities	39,294	(76,412)

Cash flows from financing activities:
Proceeds from shareholder loans, net	-	72,014
Proceeds from sale of stock	-	62,500
Repayments on notes payable	(49,007)	(30,680)

Net cash provided by (used in) financing activities	(49,007)	103,834

Net increase (decrease) in cash	(9,713)	27,422
Cash at beginning of period	40,900	9,175

Cash at end of period	$31,187	$36,597

Supplemental disclosures:
Income taxes paid	$-	$-
Interest paid	-	-

Non-cash financing and investing activities:
Common Stock issued for loan extension	$72,000	$123,726
Warrants for loan extension	-	92,494

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

NOTE 3 - LITIGATION

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned.  ESSI agreed to return the Probe at the end of August 2005; however, as of December 31, 2006, ESSI has not returned the Probe.  As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees.  Based on the terms of the settlement agreement, as of December 31, 2006, management estimates the settlement obligation to be $4,630,489.  The estimated settlement obligation increased $1,811,389 to $4,630,570 at December 31, 2006, compared to $2,820,099 at March 31, 2006.  The increase is related to interest expense of $20,964, rent expense of $187,500 and late fees of $1,602,925, which are reflected as interest expense and general and administrative in our statement of operations for the six months ended December 31, 2006.  As of December 31, 2006, management has recognized an accrual for the estimated obligation.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used by operating activities was $39,294 for the nine months ended December 31, 2006.  Net cash used in operating activities was $76,412 for the nine months ended December 31, 2005 resulting primarily from a net loss of $1,410,590 net of certain non-cash expenses.

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

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned.  ESSI agreed to return the Probe at the end of August 2005; however, as of December 31, 2006, ESSI has not returned the Probe.  As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees.  Based on the terms of the settlement agreement, as of December 31, 2006, management estimates the settlement obligation to be $4,630,570 which reflects a 5% late fee imputed each month on the outstanding balance due.  As of December 31, 2006, management has recognized an accrual for the estimated obligation.

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

PART II

OTHER INFORMATION REQUIRED

Item 1.	Legal proceedings	None
Item 2.	Changes in securities	None
Item 3.	Defaults upon senior securities	None
Item 4.	Submission of matters to a vote of security holders	None
Item 5.	Other information	None
Item 6.	Exhibits attached

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

EARTH SEARCH SCIENCES, INC.

Date: April 21, 2007	/s/ Larry F. Vance
Larry F. Vance
Chief Executive Officer