Form 10QSB/A
period 2007-06-30
EARTH SEARCH SCIENCES INC
filed 2008-04-22
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Amendment No.2 to Form 10QSB (“Amendment”) is filed to clarify certain disclosures regarding the capital lease obligation with Accuprobe pursuant to which the Registrant continues to accrue liabilities.  These revised disclosures may be found on page 7 under the heading “Note 3 – Litigation” and on page 15 under the heading “Litigation”.  Further, this Amendment revises disclosures found on page 15 under the heading  “Item 3 – Controls and Procedures”  to be consistent with requirements of Item 308 of Regulation S-B and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found on page 7 under the heading “Corporate Focus”.

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

We have been unsuccessful in our attempts to contact Accuprobe for return of the probe. As a result, in January 2007, we shipped the probe to an acquaintance of Accuprobe with instructions to hold the probe until Accuprobe provides further instructions. Because we have been unable to reach Accuprobe regarding our return of the probe, we have continued to accrue rents, interest and late fees. Under the 2005 Settlement Agreement, we had accrued $6,363,800 in rents, interest and late fees as of June 30, 2007.

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

We have been unsuccessful in our attempts to contact Accuprobe for return of the probe. As a result, in January 2007, we shipped the probe to an acquaintance of Accuprobe with instructions to hold the probe until Accuprobe provides further instructions. Because we have been unable to reach Accuprobe regarding our return of the probe, we have continued to accrue rents, interest and late fees.  Under the 2005 Settlement Agreement, we had accrued $6,363,800 in rents, interest and late fees as of June 30, 2007.

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

EARTH SEARCH SCIENCES, INC.

Date: April 21 , 2008	/s/ Larry F. Vance
Larry F. Vance Chief Executive Officer

Date: April 21 , 2008	/s/ Larry F. Vance
Larry F. Vance
Chief Executive Officer
(principal financial officer)
Chief Executive Officer

Date: April 21 , 2008	/s/ Tami J. Story
Tami J. Story
Chief Financial Officer
(principal financial officer)