Form 10QSB/A
period 2007-09-30
EARTH SEARCH SCIENCES INC
filed 2008-04-22
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
AMENDMENT NO. 1 TO
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2007

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identifcation Number)

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

EXPLANATORY NOTE

This Amendment No.1 to Form 10QSB (“Amendment”) is filed to clarify certain disclosures regarding the capital lease obligation with Accuprobe pursuant to which the Registrant continues to accrue liabilities.  These revised disclosures may be found on page 5 under the heading “Note 3 – Litigation” and on page 12 under the heading “Litigation”.  Further, this Amendment revises disclosures found on page 13 under the heading  “Item 3 – Controls and Procedures”  to be consistent with requirements of Item 308 of Regulation S-B and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found on page 7 under the heading “Corporate Focus”.

EARTH SEARCH SCIENCES, INC.

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2007

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash	$9,345	$23,182
Accounts receivable	22,882	132
Loan costs, net of accumulated amortization of $208,088 and $199,998, respectively	59,591	28,225
Total current assets	91,818	51,539

Property and equipment, net accumulated depreciation of $858,170 and $832,208, respectively	258,020	309,944
TOTAL ASSETS	$349,838	$361,483

LIABILITIES
Current liabilities:
Accounts payable	$1,160,774	$1,151,437
Accrued expenses	827,029	733,917
Accrued officers’ compensation	1,267,986	1,147,986
Notes payable - current portion	613,595	836,618
Settlement obligation	7,440,687	5,434,259
Short-term debt – related parties	2,987,304	2,698,954
Total current liabilities	14,297,375	12,003,171

Notes payable less current portion	294,455	369,820
Total liabilities	14,591,830	12,372,991

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized,none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;97,226,726 and 96,327,474 shares issued and outstanding, respectively	97,227	96,328
Additional paid-in capital	46,855,675	46,577,053
Treasury stock	(200,000)	(200,000)
Subscription receivable	-	(250,000)
Accumulated deficit	(60,994,894)	(58,234,889)
Total stockholders’ deficit	(14,241,992)	(12,011,508)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$349,838	$361,483

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

NOTE 3 - LITIGATION

We were in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  On March 23, 2005, ESSI entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return the airborne hyperspectral sensor (Probe) and to settle the outstanding debt obligations under the related capital lease. Under this agreement, ESSI was required to return the Probe on or before August 31, 2005, and did so in early 2007.  As the Probe was not returned by the August 2005 due date, ESSI was subject to a shipping, handling and disposition fee of $250,000.  Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%.  In addition, rent is being accrued at $250,000 per year beginning April 10, 2000.  Interest on unpaid rent accrued at a rate of prime plus 2% through August 31, 2005 and was due quarterly. After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

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

We were in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  On March 23, 2005, ESSI entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return the airborne hyperspectral sensor (Probe) and to settle the outstanding debt obligations under the related capital lease. Under this agreement, ESSI was required to return the Probe on or before August 31, 2005.  As the Probe was not returned by the August 2005 due date, ESSI was charged a shipping, handling and disposition fee of $250,000.  Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%.  In addition, rent is being accrued at $250,000 per year beginning April 10, 2000.  Interest on unpaid rent accrued at a rate of prime plus 2% through August 31, 2005 and was due quarterly. After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

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

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the our management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2007. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Specifically, in prior periods, some of the accounting entries relating to accounts payable, accrued interest unrecorded debt, stock issued for services, imputed interest, debt commissions and recognition of liabilities from legal settlement required adjustment upon review by our independent auditors. We undertook measures to remedy this situation by working with the auditors and engaged an outside advisor to provide accounting advice and assistance with implementing internal procedures to ensure that controls and procedures are adequate and effective. These deficiencies were reported to our Board of Directors with the intent to improve and strengthen our controls and procedures.  As a result of the engagement of the outside advisor and the assistance provided to us, there were no major adjustments made by our independent auditors for the quarter ended September 30, 2007, based on their review.

During the period, we engaged an outside advisor to provide accounting and reporting advice and oversight. This advisor reviewed the accounting entries and disclosures included this Form 10-QSB.  There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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
Larry F. Vance
Principal Executive Officer

/s/ Tami J. Story
Tami J. Story
Principal Accounting Officer