Form 10QSB/A
period 2007-12-31
EARTH SEARCH SCIENCES INC
filed 2008-04-22
CIK 752634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB /Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  DECEMBER 31, 2007

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (406) 751-5200

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

EXPLANATORY NOTE

This Amendment No.1 to Form 10QSB (“Amendment”) is filed to clarify certain disclosures regarding the capital lease obligation with Accuprobe pursuant to which the Registrant continues to accrue liabilities.  These revised disclosures may be found on page 7 under the heading “Note 3 – Litigation” and on page 14 under the heading “Litigation.

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

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - EQUITY

During the nine months ended December 31, 2007 we issued:

·	976,016 shares of stock valued at $246,759 to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

·
65,000 shares of stock valued at $26,000 for debt pursuant to a settlement agreement between ESSI and the third-party debtor. The value of the stock was based on the quoted market price on the date of grant. The $15,049 difference between the liability settled and the value of the stock was recognized as a gain on settlement of debt in accordance with SFAS No. 140.

·	5,342,857 shares of stock valued at $360,000 to various individuals for cash.

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
Principal Executive Officer

Date: April 21 , 2008	/s/ Tami J. Story
Tami J. Story
Principal Accounting Officer