Form 10QSB/A
period 2006-09-30
EARTH SEARCH SCIENCES INC
filed 2008-04-23
CIK 752634

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

EARTH SEARCH SCIENCES, INC.

Date: April 22, 2008	/s/ Larry F. Vance
Larry F. Vance Chief Executive Officer

Date: April 22, 2008	/s/ Larry F. Vance
Larry F. Vance
Chief Executive Officer (principal executive officer)
Chief Executive Officer

Date: April 22, 2008	/s/ Tami J. Story
Tami J. Story
Chief Financial Officer
(principal financial officer)