Form 10KSB/A
period 2006-03-31
EARTH SEARCH SCIENCES INC
filed 2008-04-24
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM TO

COMMISSION FILE NUMBER 000-19566

EARTH SEARCH SCIENCES, INC,
(Name of Small Business Issuer in its charter)

Utah	870437723
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

306 Stoner Loop Road, #6, Lakeside, Montana	59922
(Address of principal executive offices)	(Zip code)

Issuer's telephone number (406) 751-5200

Securities registered under Section 12(b)
of the Exchange Act: None

Title of each class	Name of each exchange on which Registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
State issuer's revenues for its most recent fiscal year. $399,742.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of March 31, 2006 of $0.20, the approximate aggregate market value of voting stock held by non-affiliates is $2,194,000.
As of March 31, 2006, 77,697,642 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

EXPLANATORY NOTE

This Amendment No.1 to Form 10KSB (“Amendment”) is filed to correct disclosures found in “Item 2 –Properties” on page 4 and “Statement of Changes in Stockholder’s Deficit” on page F-4.

PART I

ITEM 1.	BUSINESS

Earth Search Sciences, Inc. has four wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc. In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. The 50% owned subsidiary ESSI Probe 1 LC was formed as a joint venture to own and operate hyperspectral instruments. All subsidiaries, excepting Petro Probe, were inactive during the fiscal year ended March 31, 2006.

The Company utilizes an aircraft mounted hyperspectral remote sensing instrument to gather precise geological data from the surface of the Earth. Solar energy is reflected from surface materials and the instrument, called “Probe-1”, captures the data in digital form. The Probe 1 sensor is an imaging spectrometer, specifically a "whiskbroom style" opto-mechanical scanner system that collects data in a cross-track direction by mechanical scanning and in an along-track direction by movement of the airborne platform.  The sensor uses a diffraction grating to direct reflected sunlight onto four detector arrays covering the 400 to 2500 nanometer range of the electromagnetic spectrum. ). In the VNIR and SWIR, the at-sensor radiance is dispersed by four spectrographs onto four detector arrays. Spectral coverage is nearly continuous in these regions with small gaps in the middle of the 1.4 and 1.9 nm atmospheric water bands. In order to avoid geometric distortions in the recorded imagery, the Probe-1 is mounted on a 3 axis, gyro-stabilized mount. Geolocation of nadir pixels is assisted by the recording of aircraft GPS positional data and tagging each scan line with a time that is referenced to the UTC time interrupts from the GPS receiver. Incoming photons build up in the detectors to register as an electronic signal. These correlate to digital counts that indicate the amount of signal coming from the Earth’s surface. The visible wavelength detector array includes a Si detector array operated at ambient temperature, and the near-infrared, and two short wavelength IR arrays incorporate InSb arrays cooled by liquid nitrogen to 77K. Each spectrographic module provides 32 spectral channels. Data are recorded on Exabyte Mammoth tape drives, two of which are installed to provide an on-line storage capacity of up to 80 GB. The Probe 1 sensors currently generate data at approximately 2.5 MB per second.

Each data set includes what can be described as 128 images, each collected at a different wavelength.  When the data are converted to reflectance, materials on the Earth’s surface can be identified based upon diagnostic absorption features.  This holds true whether the target is rocks and minerals, vegetation, or man-made materials. The detail in hyperspectral reflectance data allows identification – not just detection – of materials. Minerals that are associated with various natural resources can be identified. Vegetation health can be monitored, amounts of woody plant material available for wildfires can be assessed, noxious weeds can be mapped, and detailed post fire burn severity maps can be generated. Conditions concerning water quality – turbidity, etc. can also be mapped. As data processing costs come down, more and more scientists working in different applications are using hyperspectral data as so much more information can be derived about materials on the Earth’s surface.  The spectral data is processed to identify unique spectra in the image. The captured and processed spectra are compared to a library of known material spectra called “digital fingerprints” and the output allows the identification of mineral, compounds and organic matter and the determination of vegetative conditions.

Minerals identified with the Probe 1 include alunite, kaolinite, dickite, smectite, pyrophyllite, buddingtonite, gypsum, calcite, dolomite, Fe chlorite, Mg chlorite, tremolite, muscovite, illite, goethite, hematite, tourmaline.  Many more are possible.  Detection  may be limited  if there is not  enough of the mineral filling a pixel (perhaps < 5%). The minerals need to be exposed at the surface, so 90-100% vegetation cover precludes identification. Also, minerals exposed but in shadows are difficult to detect. Some mixtures of minerals may be difficult to identify, but skilled interpreters can often do it.  And field checks are helpful in these cases.

Hyperspectral imaging technology has been used for over 20 years for a variety of applications.  More and more companies are realizing the benefits.  Most recently, the Probe was used to identify mineral anomalies in vegetated terrain in New Mexico. These new targets were field checked and high values of gold and platinum were found.  The field geologist, who had never worked with hyperspectral data before was impressed with the accuracy.  He recommended drilling targets that were discovered using Probe data. An article describing this will be published in an upcoming Special Publication of Economic Geology.

Minerals identified with the Probe 1 include alunite, kaolinite, dickite, smectite, pyrophyllite, buddingtonite, gypsum, calcite, dolomite, Fe chlorite, Mg chlorite, tremolite, muscovite, illite, goethite, hematite, tourmaline.  Many more are possible.  What may limit detection is not enough of the mineral filling a pixel (perhaps < 5%). The minerals need to be exposed at the surface, so 90-100% vegetation cover precludes identification. Also, minerals exposed but in shadows are difficult to detect. Some mixtures of minerals may be difficult to identify, but skilled interpreters can often do it.  And field checks are helpful in these cases.  Hyperspectral imaging technology has been used for over 20 years for a variety of applications.  More and more companies are realizing the benefits.  Most recently, the Probe was used to identify mineral anomalies in vegetated terrain in New Mexico. These new targets were field checked and high values of gold and platinum were found.  The field geologist, who had never worked with hyperspectral data before was impressed with the accuracy.  He recommended drilling targets that were discovered using Probe data. An article describing this will be published in an upcoming Special Publication of Economic Geology.

Data collected at different times should not hinder identification of materials as long as the sensor is calibrated regularly and the solar signal is strong (we recommend collections with the sun angle being at least 30 degrees). Regarding environmental applications, suitable ones include mapping fuel or oil spills, noxious weeds or other invasive plant species, suspended sediments in water bodies, algae blooms in lakes, etc.  Landsat TM satellite data has been used for decades to map various land cover materials.  Hyperspectral data can identify many more materials than multispectral satellite data so land-use management is optimimized.

Minerals can be identified in the time it takes to collect and analyze the data – perhaps as little as a day or two.  Analysis of reflectance data from instruments such as the Probe have been used to identify minerals remotely, that are impossible to identify in hand sample.  Previously field geologists would send samples that were difficult to absolutely identify to the lab to do chemical or x-ray diffraction analysis. This process takes several days or weeks. Probe reflectance data can identify quickly any mineral with distinctive absorption features. And it has been shown that mineral maps produced from hyperspectral data are more accurate than some produced by geologists in the field, particularly where access is difficult and geologist can’t walk all the ground.  Oil and gas, not being typically exposed at the surface, is typically keyed in on using specific alteration minerals developed by hydrocarbon microseepage or the presence of stressed vegetation.

The Company initially developed the exploration capability of the hyperspectral technology with Noranda Mining Company and its affiliates, all major mineral explorers and producers. Under license the Company provided hyperspectral data to Noranda which processed the raw hyperspectral data and used the resulting product for both its own internal mining exploration purposes as well as to resell (profitably) to other firms. As a result of the license the Company received fees and is due to receive net smelter royalties from new mines established from the program.  Targets were flown in Chile, Peru and the North West Territories in Canada. The results of this contract were featured by Noranda representatives at the 2004 Prospectors & Developers Association of Canada conference. The strategy of participating in this type of license arrangement led to the development of a joint venture approach to marketing the hyperspectral technology.

In mining and hydrocarbon exploration, Probe data has proven useful for mapping minerals related to potentially economic deposits of natural resources.  In particular, it has been used for gold, silver, platinum and copper exploration. Hyperspectral data has been useful for detecting vegetation stress, identifying crops, and mapping noxious weeds. One interesting ecological application is mapping degrees of burn severity after wild fires.  Hyperspectral data allows researchers to provide more detailed burn severity maps to the Forest Service and others.  This important in that information is needed on how effectively areas will recover.  The American Geophysical Conference in December this year will have some papers on this topic.

In its search for joint venture partners who have rights to adequate mineral claims the Company has encouraged the creation of an alliance with two other companies. Phoenix Wyoming Inc., a Colorado private company under the direction of  William Pelton PhD, and Geotechnical Business Solutions, a private Canadian company under the direction of John Gingerich P. Geo. From 1996 to 2002 John Gingerich held the position of Director, Research and Technical Innovation Noranda Inc., Exploration Group. Other positions held in Noranda: 1992 to 1996 Senior Geophysicist Latin America; 1990 to 1992 Senior Geophysicist (Regional) Western Canada and 1987 to 1990 Division Geophysicist. Dr. Pelton has also indicated strong interest for involvement in the oil shale recovery program. Both parties are in position to complete negotiations based on the Company confirming the availability of the data collection aircraft.

Since 1997, the Company has also collected and holds a substantial archive of Probe 1 imagery from Kazakhstan, Australia, British Columbia, Ontario, Quebec, Peru, Chile, Mexico, California, Nevada, Arizona, Idaho, Montana, and Utah.  At the present time the value of this data archive has not been independently appraised nor is the value of this archive reflected in the financial statements. With approximately 200,000 sq. km. of mineral oriented data the Company believes there is a market for the information. This year the company has begun to market the archive.

In the fiscal year 2006, the Company’s sensors were operated in the United States and abroad.  Contracts to operate the sensors in the United States as an ecological, mining, agricultural, and hydrocarbon target identification tool produced revenues of $302,901 in fiscal year 2006, respectively.  During fiscal year 2006, we also had revenues of $96,841 related to oil and gas activities, which ceased during that same fiscal year.

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

The Company believes that the statute of limitations has run with respect to liabilities incurred with sub contractors and vendors on the NEMO program and these amounts are no longer enforceable.

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

This strategy is intended to produce two valuable results for the Company’s shareholders:

1. More demand for the Company's hyperspectral remote sensing services, hence more revenue generation, and
2. Equity positions with fast growth potential in multiple key industries from discoveries of rare natural resources.

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

Customers  and  Geographic  Areas  of  Business

In fiscal 2006, the Company operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. In fiscal 2005 and 2004, the Company's sensors were operated in the United States and abroad. Contracts to operate the sensors in the United States as an ecological, mining, agricultural, hydrocarbon, and target identification contributed approximately $302,901, $192,297 and $258,843, to revenue in fiscal 2006, 2005, and 2004, respectively. During fiscal year 2006, we also had revenues of $96,841 related to oil and gas activities, which ceased during that same fiscal year.

ITEM 2.	PROPERTIES

The Company headquarters consist of approximately 1,500 square feet of office space in Lakeside, Montana.  All other office obligations have been cancelled.

As a 50% member of ESSI Probe I LC, an Idaho limited liability company (“Probe I LC”), the Company owns 50% of the hyper-spectral instrument owned by Probe I LC. The Company shares its ownership with the two other members of ESSI Probe I LC, Arthur W. McClain Trust and Francisco Elmudesi (the “Woodstock members”).  Pursuant to an agreement dated June 3, 1997 (the “Equipment Usage Agreement”), the Company had the right to purchase the hyper-spectral instrument until June 3, 2007 for the purchase price of $2,250,000.  The Company is in the process of negotiating an extension to the renewal period.

The Company’s data collection aircraft, a 1978 turbo prop Aero Commander, was grounded for maintenance and repairs in the summer of 2006. Both engines needed complete overhauls as well as other FAA required servicing. This interruption in the ability to service hyper-spectral clients was detrimental to the Company’s revenues in 2006. The aircraft was expected to be ready for the 2007 season. The aircraft is currently located in Toledo, Ohio at an aero commander facility, National Flight Services.

In  addition,  the  Company  owns  working  interests  in seven oil and gas properties.  (See  Note  4  to  the Notes to Consolidated Financial Statements).

ITEM 3.	LEGAL PROCEEDINGS

ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned.  The mutual release also requires the other party to return a computer and related software belonging to ESSI in exchange for the Probe.  ESSI agreed to return the Probe at the end of August 2005; however, as of the end of fiscal 2006, ESSI had not returned the Probe because the other party has not delivered the computer and related software belonging to ESSI.  As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees.  Based on the terms of the settlement agreement, as of March 31, 2006, management estimates the settlement obligation to be $2,820,099 which reflects a 5% late fee imputed each month on the outstanding balance due.  As of March 31, 2006, management has recognized an accrual for the estimated obligation.

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

(d)
In the  last  three  years,  the  Company has made the following sales of  unregistered  securities,  all of which sales were exempt from the registration  requirements  of the Securities Act of 1933, as amended, pursuant  to  Section  4(2)  or  as  otherwise  indicated:

RECENT SALES OF UNREGISTERED SECURITIES (1)

DATE	AMOUNT OF SECURITIES SOLD	PRICE PER SHARE ($)	TOTAL CASH PROCEEDS ($)		DATE	AMOUNT OF SECURITIES SOLD	PRICE PER SHARE ($)	TOTAL CASH PROCEEDS ($)

4/6/05	353,500			(2)	4/7/05	75,000			(2)
4/8/05	85,210			(2)	4/29/05	250,000	$0.25	$62,500
5/19/05	100,000			(2)	5/25/05	800,000			(3)
6/23/05	47,102			(1)	7/22/05	75,000			(1)
9/20/05	484,125			(1)	9/27/05	87,500			(1)
11/9/05	337,083			(1)	12/7/05	281,667			(1)
1/30/06	1,600,000			(1)	3/3/06	130,048			(1)
3/6/06	28,571			(1)
(1)	Consideration paid for the shares was employee and/or consulting services.
(2)	Shares issued for debt consideration.
(3)	Consideration paid for Directorship.

Securities authorized for issuance under Equity Compensation Plans

The following table sets forth certain information on the Company's Equity Compensation Plans.  See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.
Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	-	-	-

Equity compensation plans not approved by security holders (2)	54,593	$442	-

Total	54,593	$442	-

(1)	The Company's stock options and warrants have not been approved by security holders
(2)	Excludes options for 4,000,000 shares issued as part of the acquisition of STDC

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
	As of or for the fiscal year ended
	2006	2005	2004	2003	2002

Operating revenue	$399,742	$415,702	$516,490	$786,208	$5,044,498
Net loss	(2,189,247)	(5,185,527)	(4,188,650)	(5,354,184)	(16,797,081)
Net loss per common share	(0.03)	(0.94)	(0.02)	(0.03)	(0.11)
Total assets	638,233	665,940	1,233,573	4,091,566	7,096,591
Long-term obligations	349,303	367,373	4,286,233	4,700,365	4,687,895
Stockholders' (deficit) equity	(18,510,242)	(17,303,576)	(18,690,393)	(14,879,965)	(11,310,331)
Cash dividends declared	-	-	-	-	-
Financial comparisons will be made between the fiscal years ended March 31, 2006  and  2005.

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

The Company recognized a net loss of $2,189,247 in fiscal 2006 compared with a net lose of $5,185,527 in 2005. The loss on a per share basis was $0.03 and $0.94 in fiscal 2006 and 2005.

On March 23, 2005, the Company entered into a settlement agreement with Accuprobe to return an airborne hyperspectral sensor (Probe) and to settle the outstanding obligations under the related capital lease.  Under this agreement, the Company is required to return the Probe on or before August 31, 2005.  In the event that the Probe is not returned, the Company is charged a shipping, handling and disposition fee of $250,000.  Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%.  In addition, rent is to be accrued at $250,000 per year beginning April 10, 2000.  Interest on unpaid rent accrues at a rate of prime plus 2% through August 31, 2005 and is due quarterly.  After August 31, 2005, interest related to the unpaid rent ceases and is replaced with a 5% late fee calculated on the entire balance due at the end of each month.

At March 31, 2006, the Company has accrued $4,390,016 in debt interest related to the capital lease of the Probe.  Under the settlement agreement, the new liability using calculations outlined above was $2,820,099 at March 31, 2006.  Consequently, the Company recorded a $1,569,917 gain on debt forgiveness.

Liquidity  and  Capital  Resources

Net  cash used in operating activities was $137,076 in 2006.  Net cash used in  operating  activities was $38,872 in 2005, resulting primarily from payments for  salaries  and  services  and  changes  in  current  assets and liabilities.

At  March 31, 2006, the Company had cash of $40,900 and a  working  deficit  of  $18,574,732.

The  Company  does  not  intend to pay cash dividends to the holders of its common  stock and intends to retain future earnings to finance the expansion and development  of  its  business.

The Company, through its subsidiary Space Technology Development Corporation (“STDC”)  incurred $8,216,424 in liabilities due to vendors and subcontractors related to the Navy Earthmap Observer (“NEMO”) project with the Office of Naval Research, US Navy (“ONR”), which was terminated in 2003. Based on the Company’s liquidity, the Company has been unable to settle these liabilities. However, the Company has not received any claims or notifications related to these liabilities. The Company and outside legal counsel are reviewing the statutes of limitation to assess the enforceability of these liabilities.

The Company believes that funds generated from its operations, together with future borrowings and the equity line will allow the Company to meet current cash requirements, the failure of which would require ceasing operations.

Our current cash on hand at March 31, 2006, would not be adequate to fund our operations for more than a short period of time if we were to continue to use cash in operating activities at the same rate as in prior months. There can be no assurance that any required additional capital will be available on reasonable terms, at such time or times as required by the Company. The Board of Directors has appointed a management committee to examine the option of re-organizing and restructuring the Company to ensure that a viable avenue is available for the attraction of capital. The management committee will also recommend priority new management appointments. The Company cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company’s business and results of operations may suffer. The Company cannot provide any assurance that we can continue operations unless we raise the additional financing we require.

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

Off Balance Sheet Arrangement

None.

Significant  Accounting  Policies

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
Future Operations

We expect limited or no material revenue in fiscal 2007 due to: (i) of the loss of use of the aircraft platform for the Probe-1 hyperspectral instrument for new data collection contracts; (ii) the sole contract for our satellite development business segment was disbanded; (iii) we determined that it was uneconomic to continue production from our oil and gas property; and (iv) we have not yet entered into any new arrangements from which we expect to derive revenue.

We are currently preparing to market new hyperspectral services, such as the sale of our archived hyperspectral data from various collections over recognized mineral regions of the Earth. We have hyperspectral data covering over 200,000 square kilometers available for sale. We are preparing to market those data collections by engaging consultants to assist in identifying potential purchasers and negotiating contracts.

The gas property that produced revenue for the Company was shut down due to a catastrophic failure of the drill casing. It is unlikely that the Company will pursue further operation of this property due to significant costs. If we are able to obtain funding on acceptable terms, the Company may seek to develop other oil and gas properties to which it has it has mineral rights.

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

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10.	EXECUTIVE COMPENSATION

Table below summarizes information on Executives and Directors compensation

SUMMARY COMPENSATION TABLE

	Annual Compensation				Awards		Long-Term Compensation Payouts

							Securities
				Other Annual	Restricted	Stock	underlying
Name and Principal	Fiscal	Salary	Bonus	Compensation	Stock	Option	options/SARS		LTIP pay-
Position	Year	($)	($)	($)	Award(s) ($)	Grants	(#	)	($)

Larry Vance/Chairman (1)	2006	160,000	-	-	-	-	-		-
	2005	160,000	-	-	-	-	-		-
	2004	160,000	-	-	-	-	-		-
Tami J. Story/Secretary	2006	80,000	-	-	-	-	-		-
and Treasurer (1)	2005	80,000	-	-	-	-	-		-
	2004	80,000	-	-	-	-	-		-

Name and Principal Position	All other Compensation ($)

Larry Vance/Chairman (1)	-
	-
	-
Tami J. Story/Secretary	-
and Treasurer (1)	-
	-
(1)	Salary was deferred unless cash flow allowed payment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
OPTION/SAR VALUES

Name	Shares Acquired on Exercise	Value Realized ($)	Number of securities Underlying unexercised Options at Fy-End Exercisable/Unexercisable		Value of Unexercised In-the Money Options at FY-End ($) Exercisable/Unexercisable

Larry Vance	-	-	4,500,000/3,000,000	(1)	0/0
John Peel	-	-	4,500,000/3,000,000	(1)	0/0
Rory J. Stevens	-	-	375,000/1,500,000	(1)	0/0
Tami Story	-	-	750,000/3,000,000	(1)	0/0
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

The following table sets forth certain information regarding ownership of the Company's Common Stock as of March 31, 2006 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

Name and address of beneficial Owner	Amount and nature of beneficial ownership (1)		Percent of class

Larry Vance	54,660,644	(2)	74%
P.O. Box 763
Lakeside, MT 59922
Tami Story	12,069,714		16%
P.O. Box 763
Lakeside, MT 59901

All directors and officers	66,730,358		90%
___________________________
(1)	All shares are held directly with sole voting and investment power unless otherwise indicated.
(2)	Includes 4,439 shares held by Universal Search Technology, a private company owned by Mr. Vance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 13.  EXHIBITS,  FINANCIAL  STATEMENT  SC HEDU LES

(a)(1)	Financial Statements filed as part of this Report	Page in this Report

	Report of Independent Accountants	F-1
	Consolidated Balance Sheet at March 31, 2004 and 2003	F-2
	Consolidated Statement of Loss for the Years Ended March 31, 2004, 2003 and 2002	F-4
	Consolidated Statement of Redeemable Common Stock And Nonredeemable Shareholders' Equity (Deficit) for the Years Ended March 31, 2004, 2003 and 2002	F-5
	Consolidated Statement of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002	F-6
	Notes to Consolidated Financial Statements	F-7 - F-16

(a)(2)	Financial Statement Schedules	None

(a)(3)	Exhibits

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

10.3	Operating Agreement of ESSI Probe 1 LC, dated June 3, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

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

16.2
Statement under oath of Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to exchange act filings. Incorporated by reference to Exhibit 16.2 to the Registrant's form 10-K for fiscal year ended March 31, 2004.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2006 and March 31, 2005 and fees billed for other services rendered by Malone & Bailey. during those periods.

	FISCAL 2005	FISCAL 2004

Audit Fees (1)	$45,000	$44,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$45,000	$44,000

SIGNATURES

Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities Exchange  Act of 1934, as amended, the Registrant has duly caused this report to be  signed  on  its  behalf  by  the  undersigned,  thereunto  duly  authorized.

EARTH SEARCH SCIENCES, INC.

By: /s/ Larry F. Vance
Larry F. Vance
Chairman
Date: April 23, 2008

Pursuant  to  the  requirements  of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the  registrant  and  in  the  capacities  and  on  the  dates  indicated.

Signature	Title

/s/ Larry F. Vance	Chairman and Director
Larry F. Vance
Date: April 23, 2008

/s/ Tami J. Story	Corporate Secretary and Treasurer and Director
Tami J. Story
Date: April 23, 2008

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

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

July 5, 2006, except for Note 7, as to which the date is April 22, 2008

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2006

ASSETS

Current assets:
Cash	$40,900
Accounts receivable	16,971
Loan costs, net of $62,740 accumulated amortization	166,569
Total current assets	224,440

Property and equipment, net of $735,635 accumulated depreciation	413,793
TOTAL ASSETS	$638,233

LIABILITIES
Current liabilities:
Notes payable current portion	$880,934
Settlement obligation	2,820,099
Accrued officers' compensation	907,983
Accounts payable	11,641,757
Accrued expenses	179,890
Stockholder loans	2,368,509
Total current liabilities	18,799,172

Notes payable less current portion	349,303
Total liabilities	19,148,475

Commitments and contingencies	-

STOCKHOLDERS' DEFICIT
Series A preferred stock; 200,000 shares authorized, none issued and outstanding; liquidation preference $1,000,000	-
Common stock, $.001 par value; 200,000,000 shares authorized; 77,697,642 shares, issued and outstanding	77,698
Additional paid-in capital	43,495,841
Treasury stock	(200,000)
Accumulated deficit	(61,883,781)
Total stockholders' deficit	(18,510,242)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$638,233

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2006 and 2005

	2006	2005

Revenues	$399,742	$415,702

Expenses
Bad debt	20,130	-
General and administrative	1,474,602	4,443,170
Depreciation, amortization and depletion	339,646	151,039
Impairment	27,318	386,628
Total Expenses	1,861,696	4,980,837
Loss from operations	(1,461,954)	(4,565,135)

Other income (expense)
Debt forgiveness	1,569,917	38,788
Interest expense	(2,297,210)	(659,180)
Net loss	$(2,189,247)	$(5,185,527)

Basic and diluted loss per share	$(0.03)	$(0.94)

Weighted average common shares outstanding	76,280,791	5,545,079

See accompanying summary of accounting policies  and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Years Ended March 31, 2006 and 2005

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at March 31, 2004 (restated)	-	$-	485,764	$486

Issuance of common stock for debt to related parties			39,216	39

Issuance of common stock for debt	-	-	80,313	80

Issuance of common stock for services rendered			2,604,907	2,605

Issuance of common stock for accrued compensation	-	-	214,922	215

Issuance of preferred stock for accrued compensation	2,761,928	2,762	-	-

Issuance of common stock for loan and interest conversion		-	4,191	4

Conversion of preferred stock to common stock	(2,761,928)	(2,762)	69,048,200	69,048

Issuance of common stock for accrued legal settlement	-	-	285,323	285

Related party release of debt	-	-	-	-

Net loss	-	-	-	-

Balance at March 31, 2005	-	-	72,762,836	72,762

Issuance of common stock for cash	-	-	250,000	250

Issuance of common stock for debt	-	-	106,667	107

Issuance of common stock for services rendered	-	-	4,224,639	4,225

Issuance of common stock for loan extension	-	-	353,500	354

Warrants for loan extension	-	-	-	-

Warrants for services	-	-	-	-

Net loss	-	-	-	-
Balance at March 31, 2006	-	$-	77,697,642	$77,698

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Years Ended March 31, 2006 and 2005

	Additional
	Paid-in	Accumulated	Treasury
	Capital	Deficit	Stock	Total

Balance at March 31, 2004 (restated)	$35,690,008	$(54,509,007)	$(200,000)	$(19,018,513)

Issuance of common stock for debt to related parties	19,961	-	-	20,000

Issuance of common stock for debt	64,927	-	-	65,007

Issuance of common stock for services rendered	3,648,756	-	-	3,651,361

Issuance of common stock for accrued compensation	140,225	-	-	140,440

Issuance of preferred stock for accrued compensation	1,032,961	-	-	1,035,723

Issuance of common stock for loan and interest conversion	2,301	-	-	2,305

Conversion of preferred stock to common stock	(66,286)	-	-	-

Issuance of common stock for accrued legal settlement	327,836	-	-	328,121

Related party release of debt	1,657,507			1,657,507

Net loss	-	(5,185,527)	-	(5,185,527)
Balance at March 31, 2005	42,518,196	(59,694,524)	(200,000)	(17,303,576)

Issuance of common stock for cash	62,250	-	-	62,500

Issuance of common stock for debt	9,493	-	-	9,600

Issuance of common stock for services rendered	672,854	-	-	677,079

Issuance of common stock for loan extension	123,372	-	-	123,726

Warrants for loan extension	92,494	-	-	92,494

Warrant for services	17,182	-	-	17,182

Net loss	-	(2,189,247)	-	(2,189,247)
Balance at March 31, 2006	$43,495,841	$(61,883,781)	$(200,000)	$(18,510,242)

See accompanying summary of accounting policies  and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,189,247)	$(5,185,527)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued for services and interest expense	677,079	3,653,666
Warrants issued for services	17,182	-
Common stock issued for debt	9,600	-
Common stock issued for legal settlement	-	328,121
Depreciation, amortization and depletion	339,645	151,038
Asset impairment	27,318	386,628
Forgiveness of debt	(1,569,917)	38,788
Bad debt	20,130	-
Changes in assets and liabilities:
Accounts receivable	27,802	44,337
Other current assets	-	39,007
Accounts payable and accrued expenses	2,198,386	(13,459)
Accrued interest	64,947	181,857
Accrued officers compensation	240,000	336,672
NET CASH USED IN OPERATING ACTIVITIES	(137,076)	(38,872)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,246)	(55,958)
NET CASH USED IN INVESTING ACTIVITIES	(5,246)	(55,958)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	370,745	171,591
Proceeds for the sale of common stock	62,500	-
Payment for loan extension	(62,000)	-
Repayments on notes payable	(197,200)	(79.339
NET CASH PROVIDED BY FINANCING ACTIVITIES	174,045	92,252

NET CHANGE IN CASH	31,723	(2,578)
CASH AT BEGINNING OF PERIOD	9,175	11,753
CASH AT END OF PERIOD	$40,900	$9,175

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash flow information:
Interest paid	$-	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Common Stock issued for loan extension	123,726	-
Warrants for loan extension	92,494	-
Common Stock issued for accounts payable	-	65,007
Preferred stock issued for accrued payroll	-	41,219
Preferred stock issued for deferred officer's compensation	-	994,504
Common stock issued for accrued payroll	-	140,440
Contribution to capital from related party release of debt	-	1,657,507
Shares issued for payment of related party loans	-	20,000

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

In fiscal 2006 and 2005, ESSI operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $302,901 and $192,000 to revenue in fiscal 2006 and 2005, respectively.  During fiscal year 2006, we also had revenues of $96,841 related to oil and gas activities,  which ceased during that same fiscal year.

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

ASSET RETIREMENT OBLIGATION

ESSI accounts for asset retirement obligations in accordance with the provision of SFAS No. 143 “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires ESSI to record the fair value of asset retirement obligation as a liability in the period in which it incurs the legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction development, and/or normal use of the assets.  At March 31, 2006, the fair value of the oil and gas properties’ site restoration costs are insignificant.  Consequently, there is no accrual at March 31, 2006.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

		March 31,
	Life	2006

Aircraft	10	$925,795
Equipment	5	223,633
		1,149,428

Less: accumulated depreciation		(735,635)
		$413,793

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

Supplemental information (unaudited)
Successful Efforts

Capitalized costs relating to oil and gas producing activities at March 31, 2006
Proved oil and gas properties	$-
Unproved oil and gas properties	-
Less accumulated depletion	-
Net capitalized costs	$-

Costs incurred in oil and gas producing activities for the years ended March 31, 2006 and 2005
	2006	2005

Property acquisition costs
Proved	$-	$-
Unproved	-	55,958

Results of operations for oil and gas producing activities for the years ended March 31, 2006 and 2005
Oil and gas sales	$96,841	$223,405
Development Costs	4,807	-
Depletion	(14,863)	(38,025)
Impairment	(27,318)	(386,628)
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$59,467	$(201,248)

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

	2006		2005
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)

Proved developed and undeveloped
Reserves
Beginning of year	-	47,000	13,356	5,271,000
Revisions of previous estimates	-	(32,590)	(13,343)	(5,181,709)
Production	-	(14,410)	(13)	(42,291)
End of Year	-	-	-	47,000
Proved developed reserves
Beginning of year	-	47,000	13,356	5,271,000
End of year	-	-	-	47,000

Standardized measure of discounted future net cash flows at March 31, 2006 and 2005	2006	2005
Future cash inflows	$-	$421,663
Future production costs	-	(13,414)
Future development costs	-	(27,824)
10% annual discount for estimated timing of cash flows	-	(117,787)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$-	$202,638
The following reconciles the change in the standardized measure of discounted future net cash flows for fiscal 2006 and 2005
	2006	2005

Beginning of the year	$202,638	$421,663
Sales of oil and gas, net of production costs	(96,841)	(223,405)
Net changes in prices and production costs	-	9,683
Development costs incurred during the year which were previously estimated	-	-
Revisions of previous quantity estimates	(133,621)	(9,761)
Net change in future estimated development costs	27,824	(4,458)
End of year	$-	$202,638

NOTE 5 - NOTES PAYABLE

Notes payable consists of the following:
2006

Installment note payable with a balloon due September 15, 2006, secured by ESSI's assets, with interest at 15%, due in monthly installments of $18,042	$850,616

Installment note payable secured by producing oil and gas property, with interest at 15%, due in monthly installments of $6,929	374,585
Other	5,036
Less: current portion	(880,934)
$349,303
NOTE 6 - STOCKHOLDER LOANS

ESSI has financed its operations in part by funds received from advances by shareholders.  These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%.  As of March 31, 2006, stockholder loans totaled $2,368,509 including interest accrued on such advances of $821,654.

NOTE 7 – FORGIVENESS OF DEBT

On March 23, 2005, the Company entered into a settlement agreement with Accuprobe to return an airborne hyperspectral sensor (Probe) and to settle the outstanding obligations under the related capital lease.  Under this agreement, the Company is required to return the Probe on or before August 31, 2005.  In the event that the Probe is not returned, the Company is charged a shipping, handling and disposition fee of $250,000.  Interest related to the $250,000 began accruing on September 2, 2005 at an annual rate of prime plus 4%.  In addition, rent is to be accrued at $250,000 per year beginning April 10, 2000.  Interest on unpaid rent accrues at a rate of prime plus 2% through August 31, 2005 and is due quarterly.  After August 31, 2005, interest related to the unpaid rent ceases and is replaced with a 5% late fee calculated on the entire balance due at the end of each month.

At March 31, 2006, the Company has accrued $4,390,016 in debt interest related to the capital lease of the Probe.  Under the settlement agreement, the new liability using calculations outlined above was $2,820,099 at March 31, 2006.  Consequently, the Company recorded a $1,569,917 gain on debt forgiveness.

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

Business Segment Information for Fiscal Year 2006

	Airborne
	Hyperspectral	Satellite	Oil and Gas	Other
	Services	Development	Properties	Industries	Combined

Revenues	$302,901	$-	$96,841	$-	$399,742
Income (loss) from operations	$(1,479,489)	$(311)	$22,346	$(4,500)	$(1,461,954)

Debt forgiveness	1,569,917	-	-	-	1,569,917
Interest expense	(403,201)	(1,894,009)	-	-	(2,297,210)
Net income (loss)	(312,773)	(1,894,320)	22,346	(4,500)	(2,189,247)

Total assets at 3/31/06	$631,277	$452	$3,019	$3,485	$638,233
Depreciation, amortization and depletion for the period ended 3/31/06	$324,783	$-	$14,863	$-	$339,646
Capital expenditures for the period ended 3/31/06	$5,246	$-	$-	$-	$5,246
Business Segment Information for Fiscal Year 2005

	Airborne
	Hyperspectral	Satellite	Oil and Gas	Other
	Services	Development	Properties	Industries	Combined
Revenues	$192,297	$-	$223,406	$-	$415,702
Income (loss) from operations	$(4,747,844)	$(24,183)	$208,357	$(1,465)	$(4,565,135)

Debt forgiveness	38,788	-	-	-	38,788
Interest expense	(659,180)	-	-	-	(659,180)
Net income (loss)	(5,368,236)	(24,183)	208,357	(1,465)	(5,185,527)

Total Assets at 3/31/05	$578,082	$762	$84,488	2,608	$665,940
Depreciation, amortization and depletion for the period ended 3/31/05	$113,014	$-	$38,025	-	$151,039
Capital expenditures for the period ended 3/31/05	$-	$-	$55,958	-	$55,958

NOTE 10 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2006 and 2005 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2006, deferred tax assets consisted of the following:
Deferred tax assets

Net operating losses	$6,300,000
Less: valuation allowance	(6,300,000)
Net deferred tax asset	$0

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

For the years ended March 31, 2006 and 2005, there were no options issued.

The following table summarizes the employee stock option transactions described above.
	Shares under option	Weighted-average exercise price

Balance, March 31,2003	$57,845	$428
Options granted	--	--
Options cancelled	(2,313)	(228)
Options exercised	--	--
Balance, March 31, 2004	55,532	436
Options granted	--	--
Options cancelled	(939)	(84)
Options exercised	--	--
Balance, March 31, 2005	54,593	$442
Options granted	--	--
Options cancelled	--	--
Options exercised	--	--
Balance, March 31, 2006	$54,593	$442

Options outstanding and exercisable as of March 31, 2006:

	- - Outstanding - -	Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares

20	625	1 year	625
28	375	1 year	375
56	906	.5 year	906
56	312	1 year	312
60	875	.5 year	875
84	12,500	1 year	12,500
140	875	.5 year	875
200	8,750	1 years	8,750
400	6,875	1 years	6,875
600	7,500	1 years	7,500
800	7,500	1 years	7,500
1,000	7,500	1 years	7,500

	54,593		54,593

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

NOTE 13 - LITIGATION

As discussed in Note 7, ESSI was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  During the fourth quarter of fiscal 2005, both parties signed a mutual release in which ESSI was to return the Probe and ESSI would be released of amounts owed to the other party as of the date the Probe is returned.  The mutual release also requires the other party to return a computer and related software belonging to ESSI in exchange for the Probe.  ESSI agreed to return the Probe at the end of August 2005; however, as of the end of fiscal 2006, ESSI had not returned the Probe because the other party has not delivered the computer and related software belonging to ESSI.  As a result, ESSI is in default, and based on the terms of the settlement agreement, ESSI is obligated to pay significant late fees.  Based on the terms of the settlement agreement, as of March 31, 2006, management estimates the settlement obligation to be $2,820,099 which reflects a 5% late fee imputed each month on the outstanding balance due.  As of March 31, 2006, management has recognized an accrual for the estimated obligation.

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