Form 10KSB/A
period 2007-03-31
EARTH SEARCH SCIENCES INC
filed 2008-04-24
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/ Amendment No.1

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

Explanatory Note

This Amendment No.1 to Form 10KSB (“Amendment”) is filed to clarify certain disclosures regarding the capital lease obligation with Accuprobe pursuant to which the Registrant continues to accrue liabilities.  These revised disclosures may be found on page 6 under the heading “Item 3 – Litigation”, page 9 under the heading “Management’s Discussion and Analysis – Results of Operations” and page F-13 under the heading  “Note 10 – Forgiveness of Debt”.  Further, this Amendment revises disclosures found on page 6 under the heading  “Item 2 – Properties” and   page F-4  under “Statement of Changes in Stockholders’ Deficit”.

TABLE OF CONTENTS

PART I		1

Item 1 -	Business	1
Item 2 -	Properties	6
Item 3 -	Legal Proceedings	6
Item 4 -	Submission of Matters to a Vote of Security Holders	7

PART II		7

Item 5 -	Market for the Registrant's Common Stock Equity and Related Shareholder Matters	7
Item 6 -	Management's Discussion and Analysis	8
Item 7 -	Financial Statements	F-1
Item 8 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
Item 8A-	Controls and Procedures	13
Item 8B -	Other Information	13

PART III		14

Item 9 -	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	14
Item 10 -	Executive Compensation	15
Item 11 -	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 12 -	Certain Relationships and Related Transactions, and Director Independence	16
Item 13 -	Exhibits	18
Item 14 -	Principal Accountants Fee and Services	17

SIGNATURES		20

PART I

ITEM 1.  BUSINESS

Earth Search Sciences, Inc. (the Company) was incorporated in 1984 under the laws of the state of Utah.

Earth Search Sciences, Inc. has four wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc. In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. The 50% owned subsidiary ESSI Probe 1 LC was formed as a joint venture to own and operate hyperspectral instruments. All subsidiaries, excepting Petro Probe, were inactive during the fiscal years ended March 31, 2007 and 2006.

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

In the fiscal years 2007 and 2006, the Company’s sensors were operated in the United States and abroad.  Contracts to operate the sensors in the United States as an ecological, mining, agricultural, and hydrocarbon target identification tool produced revenues of $91,429 and $302,901 in fiscal years 2007 and 2006, respectively.  During fiscal year 2006, we also had revenues of $96,841 related to oil and gas activities, which ceased during that same fiscal year.
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

This strategy is intended to produce two valuable results for the Company's shareholders:

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

The Company and Eco Probe, Inc. have performed hyperspectral surveys and research  in  aquatic and vegetation-related projects ..  Eco Probe, Inc made three collection between 2000 and 2001 The environmental markets are  vast,  however  the  Company's current lack of resources dictates priority  be  assigned  to  mineral  and  hydrocarbon  exploration.  The subsidiary was inactive during the fiscal year ended June 30, 2007.

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

The other wholly-owned subsidiaries of the Company, Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., and Space Technology Development Corp.are inactive. The other majority-owned consolidated subsidiaries, Earth Search Resources, Inc. and ESSI Probe 1 LC are inactive.

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
Employees

As of September 13, 2007 the Company had 4 full-time employees.

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

The Company’s data collection aircraft, a 1978 turbo prop Aero Commander, was grounded for maintenance and repairs in the summer of 2006. Both engines needed complete overhauls as well as other FAA required servicing. This interruption in the ability to service hyperspectral clients was detrimental to the Company’s revenues in 2006. The aircraft was expected to be ready for the 2007 season.  The aircraft is currently located in Toledo, Ohio at an aero commander facility, National Flight Services.

ITEM 3.  LEGAL PROCEEDINGS

The Company was in dispute with another party over a leaseback purchase agreement for a Hyperspectral Probe.  During the fourth quarter of fiscal 2005, both parties signed a settlement  agreement (2005 Settlement Agreement) in which the Company was to return the Probe and the Company would be released of amounts owed to the other party as of the date the Probe is returned.  The Company agreed to return the Probe at the end of August 2005.  We have been unsuccessful in our attempts to contact Accuprobe for return of the probe. As a result, in the first quarter of the calendar year 2007, we shipped the probe to an acquaintance of Accuprobe with instructions to hold the probe until Accuprobe provides further instructions. Because we have been unable to reach Accuprobe regarding our return of the probe, we have continued to accrue rents, interest and late fees. As a result, the Company is in default, and based on the terms of the settlement agreement, the Company is obligated to pay significant late fees.  Based on the terms of the settlement agreement, as of March 31, 2007, management estimates the settlement obligation to be $5,434,259 which reflects a 5% late fee imputed each month on the outstanding balance due.  As of March 31, 2007, management has recognized an accrual for the estimated obligation.

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

Results of Operations

The Company recognized revenue of $91,429 in 2007 compared with $399,742 in 2006. Revenue in 2007 was substantially lower due to the loss or completion and several contracts related to our sensor activities. The Company’s data collection aircraft was grounded in the summer of 2006 due to FAA required maintenance and did not achieve operational status in 2007. Oil and gas revenues during fiscal 2007 and 2006 were $0 and $96,841, respectively. In addition, oil & gas production ceased in fiscal 2006 and all properties impaired.

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

On March 23, 2005, we entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return an airborne hyperspectral sensor (Probe) and to settle the outstanding obligations under the related capital lease. Under this agreement, we were required to return the Probe on or before August 31, 2005. In the event that the Probe is not returned, we would be charged a shipping, handling and disposition fee of $250,000, plus rents, interest and late fees. Interest related to the $250,000 begins accruing on September 2, 2005 at an annual rate of prime plus 4%. In addition, rent is to be accrued at $250,000 per year beginning April 10, 2000. Interest on unpaid rent accrues at a rate of prime plus 2% through August 31, 2005 and is due quarterly. After August 31, 2005, interest related to the unpaid rent ceases and is replaced with a 5% late fee calculated on the entire balance due at the end of each month.

We have been unsuccessful in our attempts to contact Accuprobe for return of the probe. As a result, in January 2007, we shipped the probe to an acquaintance of Accuprobe with instructions to hold the probe until Accuprobe provides further instructions. Because we have been unable to reach Accuprobe regarding our return of the probe, we have continued to accrue rents, interest and late fees.

At March 31, 2006, we had accrued $4,390,016 in debt and interest related to the capital lease of the Probe. Under the settlement agreement, the new liability using the calculations outlined above was $2,820,099 at March 31, 2006. Consequently, we recorded a $1,569,917 gain on debt forgiveness.

Liquidity and Capital Resources

At March 31, 2007, we had $23,182 of cash and cash equivalents and a working capital deficit of $11,951,632. Net cash used in operating activities was $274,632 in 2007.  Net cash used in operating activities was $137,076 in 2006, resulting primarily from payments for salaries and services and changes in current assets and liabilities.

In March 2007, we recorded a $10,132,522 net gain on the settlement of certain debt incurred in connection with a U.S. Government project called Naval Earth Map Observer (NEMO). This agreement was originated on January 21, 1999, however, the NEMO project was subsequently cancelled and all work on the project ceased. At that time, the Company, through its subsidiary Space Technology Development Corporation (STDC), recorded liabilities associated with the subcontract agreements totaling $10,132,522. There is no settlement agreement in place with regards to the subsequent recorded gain and the Company has never paid any of the amounts due. As of March 31, 2007, no significant claims had been filed against the Company, STDC or any the Company subsidiaries related to the NEMO contract. STDC ceased performance in November 2000, so any breach of contract would have occurred over six years ago. The Company believes that action against the Company, STDC or any of its subsidiaries would be barred by the applicable statute of limitations under federal law and the laws of California, Virginia, Maryland and Delaware. Accordingly, we recorded the gain pursuant to SFAS 140.

The Company does not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, the Company incurred loss from operations of $5,889,080 and $1,461,954 for fiscal 2007 and 2006, respectively, and had an accumulated deficit of $58,234,889 and a working capital deficit of $11,951,632 as of March 31, 2007. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In February 2007, two officers of the Company agreed to loan the Company $500,000, which is evidenced by a promissory note. $170,000 of the net loan proceeds were received in March 2007 and the remaining balance was received in April 2007. The note, along with accrued interest, is due in February 28, 2008 and carries a 15% per annum interest rate, compounded monthly. The note is secured by 10,000,000 share of the Company’s common stock, which becomes payable upon default. In addition, the Company received a $250,000 loan from another shareholder, which was received in April 2007.
Significant Accounting Policies

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company evaluates long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

The Company issues stock as compensation to employees and outside consultants for services rendered.  These shares are recorded at the fair value of the stock as measured on the date or dates the services were rendered.

Future Operations

The Company is actively researching new exploration and exploitation technologies to complement and integrate with its hyperspectral capabilities.

Off Balance Sheet Arrangements

None.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms or to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.   Specifically, our auditors identified adjustments related to several accounting entries concerning cutoff in accounts payable in the amount of $27,927, to adjust the fair value calculations related to stock issued for services in the amount of $673,078, to record imputed interest on related party debt in the amount of $93,155, to correct errors related to interest expense on certain of our outstanding debt in the amount of $19,167, and to correct the entries related to our settlement obligation due to our failure to return the Hyperspectral Probe in the amount of $803,770. These errors, and corresponding adjustments, resulted from error due to lack of experience of the Company’s Chief Financial Officer, acting as the Company’s bookkeeper. To strengthen our controls, we have retained the services of an outside consultant to assist with quarterly and annual reviews of our accounting data. All adjustments identified above were recorded in our consolidated financial statements as of  March 31, 2007 and for each interim period reported on Form 10-QSB.  These deficiencies have been reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

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

CODE OF ETHICS.

The Company has adopted a code of ethics.  The Company will provide to any person without charge, upon request, a copy of its code of ethics upon written request to our corporate headquarters or request emailed to earthsrch@aol.com.

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
(1) Exercise prices $0.21 per share.
(2) Exercise prices $0.50 per share.
(3) Exercise prices $1.00 per share.
(4) Exercise prices $1.50 per share.
(5) Exercise prices $2.00 per share.
(6) Exercise prices $2.50 per share.

Employment Contracts

In October 28, 2000, the Company entered into an employment agreement with Mr. Larry Vance.  Pursuant to the agreement, the Company will pay Mr. Vance an annual salary of $160,000.  In the event of termination of Mr. Vance without cause or due to a change in control, the Company will pay Mr. Vance two years of annual salary.  Mr. Vance’s options and vesting criteria are described above and in Note 8 to the attached consolidated financial statements.

On October 28, 2000, the Company entered into an employment agreement with Ms. Tami Story.  Pursuant to the agreement, the Company will pay Ms. Story an annual salary of $80,000.  In the event of termination of Ms. Story without cause or due to a change in control, the Company will pay Ms. Story two years of annual salary.  Ms. Story ’s options and vesting criteria are described above and in Note 8 to the attached consolidated financial statements.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

10.21	Promissory Note due February 2008, dated February 2007. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10KSB for the fiscal year ended March 31, 2007).

10.22	Equipment Usage Agreement dated June 3, 1997, filed herewith.

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

21.1.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000)

23.1	Consent of Malone & Bailey, filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith

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
Date: April 23 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Larry F. Vance	Chairman, Chief Executive Officer and Director
Larry F. Vance
Date: April 23 , 2008

/s/ Tami J. Story	Corporate Secretary, Treasurer and Director
Tami J. Story
Date: April 23 , 2008

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
    Earth Search Sciences, Inc.
    Lakeside, Montana

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

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
July 16, 2007, except for Note 10, as to which the date is April 22, 2008 .

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
See accompanying summary of accounting policies
and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2007 and 2006

			Additional
	Common	Stock	Paid-in	Treasury	Subscription	Accumulated
	Shares	Amount	Capital	Stock	Receivable	Deficit	Total
Balances at March 31, 2005	72,762,836	$72,762	$42,518,196	$(200,000)	-	$(59,694,534)	$(17,303,576)

Issuance of common stock for cash	250,000	250	62,250				62,500

Issuance of common stock for debt	106,667	107	9,493				9,600

Issuance of common stock for services rendered	4,224,639	4,225	672,854				677,079

Issuance of common stock for loan extension	353,500	354	123,372				123,726

Warrants for loan extension	-	-	92,494				92,494

Warrants for services	-	-	17,182				17,182

Net loss						(2,189,247)	(2,189,247)

Balances at March 31, 2006	77,697,642	$77,698	$43,495,841	$(200,000)	-	$(61,883,781)	$(18,510,242)

Issuance of common stock for loan and interest conversion	375,000	375	74,625				75,000

Shares issues under subscription receivable	2,500,000	2,500	247,500		(250,000)		-

Issuance of common stock for services rendered	14,554,831	14,555	2,475,132				2,489,687

Issuance of common stock for loan extension	400,000	400	71,600				72,000

Issuance of common stock for Directorship	800,000	800	119,200				120,000

Imputed interest	-	-	93,155				93,155

Net loss	-	-				3,648,892	3,648,892

Balances at March 31, 2007	96,327,473	$96,328	$46,577,053	$(200,000)	$(250,000)	$(58,234,889)	$(12,011,508)

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

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Earth Search Sciences, Inc. (referred to herein as the "Company" or 'ESSP") collects high value hyperspectral imagery of the Earth's surface utilizing its proprietary hyperspectral imaging sensor, principally in North America.  This imagery is either sold to end users via contracts to collect the information or collected for ESSI's own exploration purposes. ESSI also performs a range of imagery processing services. Information collected by the sensor has applications in natural resources development, environmental monitoring and remediation, wildlife habitat monitoring, hydrocarbon exploration and development, agricultural assessment and planning, including weed species identification, land use planning, forestry monitoring and planning, homeland security and target identification for defense surveillance.

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

In fiscal 2007 and 2006, ESSI operated its airborne hyperspectral sensors under contracts with third parties in several areas around the United States. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $91,429 and $302,901 to revenue in fiscal 2007 and 2006, respectively.

In previous years, ESSI engaged in several different business activites including our airborne hyperspectral services, satellite development and oil and gas production business lines. However, our current operations are centered around our airborne hyperspectral business for which we had limited operations during fiscal year 2006.

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

We account for asset retirement obligations in accordance with the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires ESSI to record the fair value of an asset retirement obligation as a liability in the period in which it incurs the legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction development, and/or normal use of the assets. At March 31, 2007, the fair value of the oil and gas properties’ site restoration costs are insignificant. Consequently, there is no accrual at March 31, 2007.
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

NOTE 10 –FORGIVENESS OF DEBT

On March 23, 2005, we entered into a settlement agreement with Accuprobe to return an airborne hyperspectral sensor (Probe) and to settle the outstanding obligations under the related capital lease. Under this agreement, we were required to return the Probe on or before August 31, 2005. In the event that the Probe is not returned, we would be charged a shipping, handling and disposition fee of $250,000, plus rents, interest and late fees. Interest related to the $250,000 begins accruing on September 2, 2005 at an annual rate of prime plus 4%. In addition, rent is to be accrued at $250,000 per year beginning April 10, 2000. Interest on unpaid rent accrues at a rate of prime plus 2% through August 31, 2005 and is due quarterly. After August 31, 2005, interest related to the unpaid rent ceases and is replaced with a 5% late fee calculated on the entire balance due at the end of each month.

We have been unsuccessful in our attempts to contact Accuprobe for return of the probe. As a result, in January 2007, we shipped the probe to an acquaintance of Accuprobe with instructions to hold the probe until Accuprobe provides further instructions. Because we have been unable to reach Accuprobe regarding our return of the probe, we have continued to accrue rents, interest and late fees.

At March 31, 2006, we had accrued $4,390,016 in debt and interest related to the capital lease of the Probe. Under the settlement agreement, the new liability using the calculations outlined above was $2,820,099 at March 31, 2006. Consequently, we recorded a $1,569,917 gain on debt forgiveness.

In March 2007, we recorded a $10,132,522 net gain on the settlement of certain debt incurred in connection with a U.S. Government project called Naval Earth Map Observer (NEMO). This agreement was originated on January 21, 1999, however, the NEMO project was subsequently cancelled and all work on the project ceased. At that time, ESSI, through its subsidiary Space Technology Development Corporation (STDC), recorded liabilities associated with the subcontract agreements totaling $10,132,522. As of March 31, 2007, no significant claims had been filed against ESSI, STDC or any ESSI subsidiaries related to the NEMO contract. STDC ceased performance in November 2000, so any breach of contract would have occurred over six years ago.  Action against ESSI, STDC or any ESSI subsidiary would be barred by the applicable statute of limitations under federal law and the laws of California, Virginia, Maryland and Delaware. Accordingly, we recognized  the gain pursuant to SFAS 140.

NOTE 11 - COMMITMENT AND CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

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