Form 10-K
period 2008-03-31
EARTH SEARCH SCIENCES INC
filed 2008-07-01
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
for the transaction period from  to
Commission File Number 000-19566

EARTH SEARCH SCIENCES, INC.
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 and section 15(d) of the Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (56,096,763 shares) was approximately $8,975,482, based on the average closing bid and ask price of $0.16 for such common equity as of September 28, 2007.

As of June 27, 2008, there were 121,495,796 outstanding shares of the issuer’s Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

FORWARD LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and “Description of Business” in this Annual Report on Form 10-KSB are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

PART I

ITEM 1.	BUSINESS

Earth Search Sciences, Inc. was incorporated in 1984 in Utah. We did not generate any revenue during fiscal year 2008, have no current business operations and are currently focused on two potential business ventures.

First, we are seeking joint venture opportunities with private industry, universities and state and federal agencies to develop, package and deliver, through the application of our hyperspectral remote sensing solutions, applications and associated technologies, a superior airborne mapping products and services. Our airborne hyperspectral remote sensing technology is designed to identify specific surface substances and materials by measuring the reflectance of light from their surface. Their first spectroscopic instrument, the PROBE 1, was initially developed with the assistance of NASA and used a small aircraft as the instrument platform to obtain data from high altitudes over many different terrains. The information was precise enough to enable detailed analysis of a dynamic environment or object in a manner previously unattainable, and can be used for the discovery of certain natural resources.

Second, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. We are currently seeking joint-venture relationships to fund the research and fabrication of technology used to extract oil and gas from oil shale.

Hyperspectral Remote Sensing Solutions

In the past, we have utilized an aircraft mounted hyperspectral remote sensing instrument to gather precise geological data from the surface of the Earth. Solar energy is reflected from surface materials and the instrument, called "Probe-1", captures the data in digital form. The Probe-1 is a "whiskbroom style" instrument that collects data in a cross-track direction by mechanical scanning and in an along-track direction by movement of the airborne platform. The instrument acts as an imaging spectrometer in the reflected solar region of the electromagnetic spectrum (0.4 to 2.5 nm). In the VNIR and SWIR, the at-sensor radiance is dispersed by four spectrographs onto four detector arrays. Spectral coverage is nearly continuous in these regions with small gaps in the middle of the 1.4 and 1.9 nm atmospheric water bands. In order to avoid geometric distortions in the recorded imagery, the Probe-1 is mounted on a 3 axis, gyro-stabilized mount. Geolocation of nadir pixels is assisted by the recording of aircraft GPS positional data and tagging each scan line with a time that is referenced to the UTC time interrupts from the GPS receiver.

The spectral data is processed to identify unique spectra in the image. The captured and processed spectra are compared to a library of known material spectra called "digital fingerprints" and the output allows the identification of mineral, compounds and organic matter and the determination of vegetative conditions.

We are actively seeking funding to engineer and manufacture a third generation probe instrument, which will be capable of analyzing substantially more data inputs, including chemical, light, pressure, vibration, and acceleration. The new design will operate at extremely high speed with excellent resolution. We expect that the combination of substantially improved analysis and higher resolution will open up new markets.

We are currently evaluating hyperspectral imagery collected to date so that we can determine whether this archive of information can be used to locate mineral properties.

Our aircraft was grounded in 2006 for FAA required maintenance and repairs. As a result, our hyperspectral remote sensing operations have ceased until such time that we raise sufficient funding to repair our aircraft or purchase a new aircraft.

Exploitation of Oil and Gas From Oil Shale

General Synfuels International, Inc., (GSI) a Nevada private company, owns the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process recover the oil and gas from oil shale. Petro Probe, Inc. signed a non-exclusive license agreement with GSI to obtain the use of these rights in Utah, Wyoming and Colorado. To utilize this technology, PPI will pay a license fee in the amount of $500,000 and will issue to GSI 500,000 shares of PPI Common Stock, $.001 par value per share. Such fee will be paid in such amounts and at such times as are agreed to in the future by PPI and GSI. PPI also assigned to GSI an overriding net revenue interest of five and one-half percent (5.5%) of the hydrocarbons produced.

PPI is currently examining various oil shale sites in Colorado and Utah for a test plant. Five acres of premium oil shale land is sought. The test plant is budgeted for approximately $3 million as a first stage development cost. The purpose of this plant is to prove the technology. The second and third stages will cost approximately $8 million more at which time the plant could operate at full capacity. All development costs will be paid for by PPI.

We are also examining other available technologies, including one based in micro-wave technology and another, which is an adaptation of fuel cell energy.

Other

Employees

As of March 31, 2008, we had 2 full-time employees and no part time employees.

Available Information

The Securities and Exchange Commission maintains an internet site at http://www.sec.gov that contains reports and financial information filed by us. We maintain an internet site at http://www.earthsearch.com that contains information about our business, markets and technology. Information on our internet site is not incorporated by reference in this report.

Risk Factors That Could Affect Liquidity, Operating Results And Market Price Of Stock

ITEM 1A.	RISK FACTORS

Competitive pressures may adversely affect our operating revenues. The Company has numerous competitors in the remote sensing services (airborne hyperspectral services) and natural resource development industries. These companies are also developing new technology improvements and applications that could adversely affect our operating revenues and in turn, our business and financial condition.

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

The Company may incur significant expenses to comply with new or more stringent governmental regulation. The sale of our imagery is regulated by the Department of Commerce. Although the Company (through its acquisition of STDC) has acquired a Department of Commerce (DOC) Remote Sensing License that permits the Company to market it’s hyperspectral and panchromatic imagery globally, there is no guarantee that the government will not impose restrictions on sales if the quality of our imagery were to substantially increase. Because our license was the first issued DOC Remote Sensing License, the Company cannot anticipate how the DOC specifically will treat our license or how the airborne remote sensing industry will be regulated in the future.

Risks Related to Our Business

The Company may not realize our anticipated return on capital commitments made to expand our capabilities. The Company purchased an aircraft and an airborne hyperspectral instrument, as well as oil and gas property rights. The aircraft and airborne hyperspectral instrument were purchased to increase our capacity to conduct airborne surveys. If the Company does not experience continued demand for our remote sensing services, the Company may incur significant expense without generating corresponding revenues. The oil and gas property rights were acquired in order to exploit suspected natural resources located within certain properties. If these properties do not contain sufficient natural resources to warrant exploitation, the Company may incur significant expenses without generating corresponding revenues. There are were no prospects for new oil and gas contracts from existing properties in fiscal 2008.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

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

ITEM 3.	LEGAL PROCEEDINGS

On March 23, 2005, we entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return an airborne hyperspectral sensor (Probe) and to settle the outstanding obligations under the related capital lease. Under the 2005 Settlement Agreement, we were required to return the Probe on or before August 31, 2005. Due to continuing disputes over various issues, the probe was not returned until 2007. As the Probe was not returned by the August 2005 due date, we were subject to a shipping, handling and disposition fee of $250,000. In addition, we were subject to interest charges that began accruing on September 2, 2005 at an annual rate of prime plus 4%; rent on the probe of $250,000 per year beginning April 10, 2000 with interest on any unpaid rent accruing at a rate of prime plus 2% through August 31, 2005. After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

Because we were unable to reach Accuprobe and make arrangements for the return of the probe, in January 2007, we shipped the probe to an acquaintance of Accuprobe with instructions to hold the probe until Accuprobe provided further instructions. We obtained confirmation in December 2007 that Accuprobe had contacted the acquaintance and instructed them to begin certain repairs and calibrations on the probe. As a result of this confirmation, we discontinued accruing rent, interest and late fees on the probe.

The estimated settlement obligation increased $3,252,565 as of March 31, 2008 compared to the March 31, 2007 balance. This increase is related to interest expense of $21,967, rent expense of $187,368 and late fees of $3,043,320. Rent expense is reflected in general and administrative expense.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

(a)
Principal Market or Markets. The Company's common stock trades on the OTC Bulletin Board under the symbol “ESSE”. The range of reported high and low bid quotations for the Company’s common stock, as set forth below, reflect interdealer bid prices, without retail markups, markdowns, commissions, or adjustments as reported in on the OTCBB and do not represent actual transactions.

Quarter Ended	High	Low

June 30, 2006	.36	.32
September 30, 2006	.17	.12
December 31, 2006	.16	.10
March 31, 2007	.30	.26

June 30, 2007	.06	.06
September 30, 2007	.07	.06
December 31, 2007	.16	.15
March 31, 2008	.24	.16

(b)
Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2008 was approximately 1324. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

(d)
In the last three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or as otherwise indicated:

Recent Sales of Unregistered Securities
Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)		Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)

4/7/2006	26,029	$0.19	$4,425	(1)	5/3/2006	1,500,000	$0.22	$330,000	(1)
5/16/2006	400,000	$0.18	$72,000	(2)	5/17/2006	13,719	$0.35	$4,390	(1)
6/14/2006	13,813	$0.44	$5,525	(1)	7/6/2006	21,861	$0.36	$7,870	(1)
7/6/2006	375,000	$0.20	$75,000	(2)	8/8/2006	19,643	$0.21	$4,125	(1)
9/1/2006	410,000	$0.21	$123,117	(1)	9/8/2006	33,829	$0.17	$5,751	(1)
10/25/2006	45,682	$0.11	$5,025	(1)	3/13/2007	11,400,000	$0.10	$1,140,000	(1)
3/16/2007	90,750	$0.10	$9,075	(1)	3/15/2007	250,000	$0.10	$25,000	(1)
3/31/2007	800,000			(3)	3/28/2007	2,500,000	$0.10	$250,000	(2)
4/18/2007	65,000	$0.40	$26,000	(2)	4/27/07	265,451	$0.11	$29,350	(1)
6/19/2007	34,386	$0.29	$10,000	(1)	7/18/2007	377,130	$0.22	$82,968	(1)
8/10/2007	98,012	$0.24	$23,523	(1)	9/14/2007	58,824	$0.19	$11,177	(1)
10/16/2007	141,763	$0.11	$15,594	(1)	11/13/2007	500,000	$0.05	$25,000	(4)
11/30/2007	557,143	$0.06	$35,000	(4)	12/17/2007	4,285,714	$0.07	$300,000	(4)
1/18/2008	1,865,000	$0.06	$111,900	(1)	2/13/2008	1,893,387	$0.06	$113,603	(1)
3/1/2008	500,000	$0.05	$25,000	(4)

(1) Consideration paid for the shares was employee and/or consulting services.
(2) Shares issued for debt consideration.
(3) Consideration paid for Directorship.
(4) Consideration received in a private placement.

Securities authorized for issuance under Equity Compensation Plans

The following table sets forth certain information on the Company’s Equity Compensation Plans as of March 31, 2008 See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	14,076,743

Total	-	-	14,076,743

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion should be read in conjunction with other sections of this Form 10-KSB including Part 1, “Item 1: Business” and Part II, “Item 7: Financial Statements.” Various sections of management’s discussion and analysis (“MD&A”) contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Our MD&A is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Results of Operations

Our aircraft was grounded in 2006 for required FAA repairs and maintenance and remained grounded through the issuance of this report. As a result, we have not generated any revenue in fiscal year 2008 and only $91,429 of revenue in fiscal year 2007.

General and administrative costs were $1,454,008 in fiscal year 2008 compared with $3,540,337 in 2007. This decrease was primarily due to additional consulting expenses in 2007 that did not occur in 2008. These 2007 consulting fees were principally paid for by issuing common stock, which was valued using the quoted stock price on the date of grant.

Interest expense was $520,850 in fiscal year 2008 compared to $594,550 in 2007. Our interest expense primarily consists of interest from our notes payable, the probe settlement agreement and related party debt.

Late fees related to settlement agreement was $3,043,230 in fiscal year 2008 compared to $2,335,237 in 2007. On March 23, 2005, we entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return an airborne hyperspectral sensor (Probe) and to settle the outstanding obligations under the related capital lease. Under the 2005 Settlement Agreement, we were required to return the Probe on or before August 31, 2005. Due to continuing disputes over various issues, the probe was not returned until 2007. As the Probe was not returned by the August 2005 due date, we were subject to a shipping, handling and disposition fee of $250,000. In addition, we were subject to interest charges that began accruing on September 2, 2005 at an annual rate of prime plus 4%; rent on the probe of $250,000 per year beginning April 10, 2000 with interest on any unpaid rent accruing at a rate of prime plus 2% through August 31, 2005. After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

Because we were unable to reach Accuprobe and make arrangements for the return of the probe, in January 2007, we shipped the probe to an acquaintance of Accuprobe with instructions to hold the probe until Accuprobe provided further instructions. We obtained confirmation in December 2007 that Accuprobe had contacted the acquaintance and instructed them to begin certain repairs and calibrations on the probe. As a result of this confirmation, we discontinued accruing rent, interest and late fees on the probe.

The estimated settlement obligation increased $3,252,565 as of March 31, 2008 compared to the March 31, 2007 balance. This increase is related to interest expense of $21,967, rent expense of $187,368 and late fees of $3,043,320. Rent expense is reflected in general and administrative expense.

We recognized a net loss of $5,106,887 in fiscal year 2008 compared with net income of $3,648,892 in 2007. This significant change in income was due primarily to the one-time gain on debt retirement of $10,132,522 in 2007, discussed in Liquidity and Capital Resources.

Liquidity and Capital Resources

At March 31, 2008, we had $8,821 of cash and cash equivalents and a working capital deficit of $16,146,002. During fiscal year 2008, we used $452,202 in operating activities. Net cash used in operating activities was $274,632 in 2007, resulting primarily from payments for salaries and services.

In March 2007, we recorded a $10,132,522 net gain on the settlement of certain debt incurred in connection with a U.S. Government project called Naval Earth Map Observer (NEMO). This agreement was originated on January 21, 1999, however, the NEMO project was subsequently cancelled and all work on the project ceased. At that time, the Company, through its subsidiary Space Technology Development Corporation (STDC), recorded liabilities associated with the subcontract agreements totaling $10,132,522. There is no settlement agreement in place with regards to the subsequent recorded gain and the Company has never paid any of the amounts due. As of March 31, 2008, no significant claims had been filed against the Company, STDC or any the Company subsidiaries related to the NEMO contract. STDC ceased performance in November 2000, so any breach of contract would have occurred over six years ago. The Company believes that action against the Company, STDC or any of its subsidiaries would be barred by the applicable statute of limitations under federal law and the laws of California, Virginia, Maryland and Delaware. Accordingly, we recorded the gain pursuant to SFAS 140.

Net cash provided by financing activities was $437,841 in 2008 as compared to $258,000 in 2007 with the increase due to increased cash from sales of our common stock totaling $385,000 as well as proceeds from subscription receivable of $250,000.

We do not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, we incurred losses from operations of $4,601,086 and $5,889,080 for the years ended March 31, 2008 and 2007, respectively and we have an accumulated deficit of $63,341,776 and negative working capital of $16,146,002 as of March 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

There can be no assurance that additional capital beyond the amounts currently forecasted will be required or that any such required additional capital will be available on reasonable terms, at such time or times as required by the Company. The Board of Directors have appointed a management committee to examine the option of re-organizing and re-structuring the company to ensure that a viable avenue is available for the attraction of capital. The management committee will also recommend priority new management appointments. In June 2008, we issued 8,000,000 shares of common stock for cash proceeds of $370,000.

 In February 2007, two officers of the Company agreed to loan the Company $500,000, which is evidenced by a promissory note. $170,000 of the net loan proceeds were received in March 2007 and the remaining balance was received in April 2007. The note, along with accrued interest, is due in February 28, 2008 and carries a 15% per annum interest rate, compounded monthly. The note is secured by 10,000,000 shares of the Company’s common stock, which becomes payable upon default. In addition, the Company received a $250,000 loan from another shareholder, which was received in April 2007.

Critical Accounting Policies

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

We issue stock as compensation to employees and outside consultants for services provided to the company. Employee share-based awards are accounted for in accordance with SFAS 123(R), which requires us to measure the cost of employee services received based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Off Balance Sheet Arrangements

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
  Earth Search Sciences, Inc.
  Lakeside, Montana

We have audited the accompanying consolidated balance sheets of Earth Search Sciences, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of Earth Search's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences Inc., as of March 31, 2008, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Earth Search will continue as a going concern. Earth Search incurred losses from operations of $4,601,086 and $5,889,080 for fiscal 2008 and 2007, respectively and has an accumulated deficit of $63,341,776 and a working capital deficit of $16,146,002 as of March 31, 2008. These factors, among others, as discussed in Note 2 to the financial statements; raise substantial doubt about Earth Search's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
July 1, 2008

EARTH SEARCH SCIENCES, INC. CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
ASSETS
Current assets:
Cash	$8,821	$23,182
Accounts receivable	-	132
Loan costs, net of accumulated amortization of $229,987 and $199,998, respectively	45,583	28,225
Total current assets	54,404	51,539

Property and equipment, net accumulated depreciation of $936,332 and $832,208 respectively	206,096	309,944
TOTAL ASSETS	$260,500	$361,483

LIABILITIES
Current liabilities:
Accounts payable	$1,345,174	$1,151,437
Accrued expenses	2,189,269	1,881,903
Notes payable - current portion	1,092,126	836,618
Settlement obligation	8,686,824	5,434,259
Short-term debt – related parties	2,887,013	2,698,954
Total current liabilities	16,200,406	12,003,171

Notes payable less current portion	-	369,820
Total liabilities	16,200,406	12,372,991

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 106,969,733 and 96,327,474 shares issued and outstanding, respectively	106,970	96,328
Additional paid-in capital	47,494,900	46,577,053
Treasury stock	(200,000)	(200,000)
Subscription receivable	-	(250,000)
Accumulated deficit	(63,341,776)	(58,234,889)
Total stockholders’ deficit	(15,939,906)	(12,011,508)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$260,500	$361,483

See accompanying summary of accounting policies   and notes to financial statements.

EARTH SEARCH SCIENCES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007

Revenues	$-	$91,429

Operating expenses
Late fees related to settlement agreement	3,043,230	2,335,237
Depreciation and amortization	103,848	104,935
General and administrative	1,454,008	3,540,337

Total expenses	4,601,086	5,980,509

Loss from operations	(4,601,086)	(5,889,080)

Other income (expense)
Gain on settlement of debt	15,049	10,132,522
Interest expense	(520,850)	(594,550)

Net income (loss)	$(5,106,887)	$3,648,892

Basic and diluted:
Loss per share	$(0.05)	$0.04
Weighted average common shares outstanding	99,689,137	81,385,420

See accompanying summary of accounting policies   and notes to financial statements.

EARTH SEARCH SCIENCES, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT Years Ended March 31, 2008 and 2007

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Subscription Receivable	Accumulated Deficit	Total
Balances at March 31, 2006	77,697,642	77,698	43,495,841	(200,000)	-	(61,883,781)	(18,510,242)

Issuance of common stock for loan and interest conversion	375,000	375	74,625				75,000

Shares issued under subscription receivable	2,500,000	2,500	247,500		(250,000)		-

Issuance of common stock for services	14,554,831	14,555	2,475,132				2,489,687

Issuance of common stock for a loan extension	400,000	400	71,600				72,000

Issuance of common stock to directors	800,000	800	119,200				120,000

Imputed interest			93,155				93,155

Net loss						3,648,892	3,648,892

Balances at March 31, 2007	96,327,473	$96,328	$46,577,053	$(200,000)	$(250,000)	$(58,234,889)	$(12,011,508)

Payment of subscription receivable					250,000		250,000

Issuance of common stock for debt	65,000	65	25,935				26,000

Issuance of common stock for services	4,734,403	4,734	467,528				472,262

Issuance of common stock for cash	5,842,857	5,843	379,158				385,001

Imputed interest			45,226				45,226

Net loss					-	(5,106,887)	(5,106,887)

Balances at March 31, 2008	106,969,733	$106,970	$47,494,900	$(200,000)	$-	$(63,341,776)	$(15,939,906)

See accompanying summary of accounting policies   and notes to financial statements.

EARTH SEARCH SCIENCES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended March 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,106,887)	$3,648,892
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	103,848	104,935
Amortization of deferred finance costs	29,989	138,344
Imputed interest	45,226	93,155
Common stock issued for services	472,262	2,681,687
Gain on settlement of debt	(15,049)	(10,132,522)
Bad debt	-	22,819

Changes in assets and liabilities:
Accounts receivable	132	(5,980)
Accrued interest – related party	217,217	-
Accounts payable and accrued expenses	542,153	691,356
Accounts payable – related party	6,342	147,445
Accrued settlement liability	3,252,565	2,335,237
NET CASH USED IN OPERATING ACTIVITIES	(452,202)	(274,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(1,086)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	341,500	258,000
Payment on stockholder loans	(377,000)	-
Proceeds from subscription receivable	250,000	-
Financing costs	(47,347)	-
Proceeds from issuance of common stock	385,000	-
Payment on long-term debt	(114,312)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	437,841	258,000

NET DECREASE IN CASH	(14,361)	(17,718)
CASH AT BEGINNING OF PERIOD	23,182	40,900
CASH AT END OF PERIOD	$8,821	$23,182

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$68,481	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Common stock issued for debt repayment	$26,000	$75,000
Common stock issued for loan extension	-	72,000

See accompanying summary of accounting policies   and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Earth Search Sciences, Inc. (“ESSI”) ceased all operations in the prior year ended March 31, 2007.

We have four wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., and STDC, Inc. In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc.  All of these subsidiaries are inactive.

In fiscal 2007, we operated our airborne hyperspectral sensors under contracts with third parties in several areas around the United States. Contracts to operate the sensors in the United States as an ecological, agricultural, hydrocarbon, and target identification contributed approximately $91,429 to revenue in fiscal 2007.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year presentation

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their carrying amounts in the financial statements.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. When we had operations, we recognized depreciation on our property and equipment using the straight-line method over estimated useful lives ranging from five years for computers and software, vehicles and equipment to ten years for the Airplane and hyperspectral sensors.

The airplane is the only remaining asset with a net book value.  It is not in a useable condition and is carried at the estimated value if it were to be sold.

REVENUE RECOGNITION

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically happens when services are rendered under contracts for airborne hyperspectral services and imaging processing services.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

INCOME TAXES

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

NET LOSS PER COMMON SHARE

Net loss per common share has been computed based on the weighted average number of common shares outstanding. Common stock equivalents have not been considered in the diluted net loss per share calculation because their effect on net loss per share is anti-dilutive.

STOCK-BASED COMPENSATION

We issue stock as compensation to employees and outside consultants for services provided to the company. Employee share-based awards are accounted for in accordance with SFAS 123(R), which requires us to measure the cost of employee services received based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

For the years ended March 31, 2008 and 2007, ESSI had no stock option issuances.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ESSI does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred losses from operations of $4,601,086 and $5,889,080 for the years ended March 31, 2008 and 2007, respectively and we have an accumulated deficit of $63,341,776 and negative working capital of $16,146,002 as of March 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2008:

	Life	Amount
Aircraft	10 years	$925,795
Equipment	5 years	216,357
		1,142,152
Less: accumulated depreciation		(936,056)
Property and equipment, net		$206,096

Our aircraft has been grounded since 2006 due to required FAA repairs and upgrades. The total repairs required to make the aircraft flight ready is estimated at $550,000. As of March 31, 2008, approximately $185,000 of these repairs have been completed. We determined that these repairs do not qualify for capitalization and were expensed. We expect to complete the remaining repairs as our cash flows permit.

Depreciation expense totaled $103,848 and $104,935 in fiscal 2008 and 2007, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following at March 31, 2008:

Installment note payable, currently in default, secured by our assets, with interest at 15%	$747,656

Installment note payable, currently in default, with interest at 15%	342,470

Other	2,000

Total	$1,092,126

NOTE 5 - STOCKHOLDER LOANS

We have has financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. As of March 31, 2008, stockholder loans totaled $2,887,013 including interest accrued on such advances of $712,758.

NOTE 6 - ACCRUED OFFICERS' COMPENSATION

Accrued compensation consists of the cumulative unpaid compensation due to two corporate officers (Chairman, Chief Executive Officer, Chief Financial Officer and Secretary). We recorded officer compensation of $240,000 and $240,000 during fiscal 2008 and 2007, and included these amounts in general and administrative expenses. We were accruing the employer portion of payroll taxes and interest on the accrued compensation balances through fiscal 2005. We discontinued accruing interest and taxes due to the uncertainty of our ability to pay these accrued wages. As of March 31, 2008, accrued officers’ compensation, including accrued interest and taxes, totaled $1,377,486 and is included in accrued expenses ..

 NOTE 7 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2008 and 2007 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2008, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$6,609,437
Less: valuation allowance	(6,609,437)
Net deferred tax asset	$-

The cumulative net operating loss carry-forward is approximately $19,440,000 at March 31, 2008, and will expire in the years 2015 through 2028. The deferred tax asset has been fully reserved because we are unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code, which may occur in the future. Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.

NOTE 8 - STOCK OPTIONS

For fiscal 2008 and 2007, there were no options granted. During fiscal 2008, all of the options exercisable as of March 31, 2007 expired leaving no stock options outstanding and exercisable as of March 31, 2008.

The following table summarizes the employee stock option transactions described above:

	Shares under Option	Weighted-average exercise price
Balance, March 31, 2006	28,125	$1.31
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Balance, March 31, 2007	28,125	$1.31
Options granted	-
Options expired	(28,125)	(1.31)
Options exercised	-	-
Balance, March 31, 2008	-	$-

NOTE 9 – STOCK TRANSACTIONS

COMMON STOCK:

During fiscal 2007, we issued:

·	14,954,831 shares of stock for services valued at $2,561,687 using the grant-date quoted price of the stock.

·	375,000 shares of stock for debt valued at $75,000 using the grant-date quoted price of the stock.

·	800,000 shares of stock for director compensation valued at $120,000 using the grant-date quoted price of the stock.

During fiscal 2008, we issued:

·	4,734,403 shares of stock for services valued at $472,262 using the grant-date quoted price of the stock.

·	65,000 shares of stock for debt valued at $26,000 using the grant-date quoted price of the stock.

·	5,842,857 shares of stock for cash of $385,001.

Stock Payable

In September 2007, we retained a consultant to provide accounting and reporting advice and oversight through a one year consulting agreement. In consideration for services rendered, the consultant is to receive shares of our common stock valued at $20,000 per month based on the average closing price of ESSI’s common stock on the five trading days preceding each month. As of March 31, 2008, the consultant earned 1,708,889 shares of common stock valued at $129,969. We are accounting for this service arrangement in accordance with EITF No. 96-18, which requires us to recognize the fair value of the services using a measurement date that is the earlier of the performance commitment date or the date in which the services are completed. We determined that the services under this arrangement are completed at the end of each quarter and therefore the measurement date is the last day of each quarter. Shares earned during each quarter are valued using the quoted share price on the last day of each quarter. We recognize the expense as the services are performed and accrue a liability until the shares are actually issued. The liability is included in accrued expenses.

NOTE 10 – SETTLEMENT AGREEMENT

On March 23, 2005, we entered into a settlement agreement with Accuprobe to return an airborne hyperspectral sensor (Probe) and to settle the outstanding obligations under the related capital lease. Under thisagreement, we were required to return the Probe on or before August 31, 2005. Due to continuing disputes over various issues, the probe was not returned until 2007. As the Probe was not returned by the August 2005 due date, we were subject to a shipping, handling and disposition fee of $250,000. In addition, we were subject to interest charges that began accruing on September 2, 2005 at an annual rate of prime plus 4%; rent on the probe of $250,000 per year beginning April 10, 2000 with interest on any unpaid rent accruing at a rate of prime plus 2% through August 31, 2005. After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

Because we were unable to reach Accuprobe and make arrangements for the return of the probe, in January 2007, we shipped the probe to an acquaintance of Accuprobe with instructions to hold the probe until Accuprobe provided further instructions. We obtained confirmation in December 2007 that Accuprobe had contacted the acquaintance and instructed them to begin certain repairs and calibrations on the probe. As a result of this confirmation, we discontinued accruing rent, interest and late fees on the probe.

The estimated settlement obligation increased $3,252,565 as of March 31, 2008 compared to the March 31, 2007 balance. This increase is related to interest expense of $21,967, rent expense of $187,368 and late fees of $3,043,230. Rent expense is reflected in general and administrative expense.

NOTE 11 – GAIN ON SETTLEMENT OF DEBT

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

In April 2007, we recorded a $15,049 net gain on the settlement of certain debt owed to a vendor. We executed a settlement with them to issue 65,000 shares of our common stock valued at $26,000, using the quoted price of our common stock on the grant date, for settlement of $41,049 in outstanding debt.

NOTE 12 - SUBSEQUENT EVENTS

In April 2008, we granted 485,345 shares of common stock to settle a vendor invoice of $19,414. The common shares were valued at $30,091 using the grant-date quoted stock price.

In April 2008, we issued 514,655 as a retainer for future services. The common shares were valued at $31,909 using the grant-date quoted stock price.

In May 2008, we granted 597,242 shares of common stock for services. The common shares were valued at $35,835 using the grant-date quoted stock price.

In June 2008, we granted 2,841,667 shares of common stock to settle a vendor invoice of $124,000. The common shares were valued at $142,083 using the grant-date quoted stock price.

In June 2008, we issued 8,000,000 shares of common stock for cash proceeds of $370,000.

In June 2008, we made $158,198 in payments on our notes payable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.(T)	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:

-	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

-	There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) for the company.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of March 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses:

There is an absence of adequate segregation of duties relating to oversight and management of our systems. This resulted primarily from the fact that certain parts of the work of our chief financial officer are not monitored or reviewed. The absence of adequate segregation of duties may have an effect on the systems which we use in the evaluating and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts, as described below:

o
Financial statements closing process – There was a material weakness in the process of closing and consolidating our financial statements which resulted from the fact that the work of processing the trial balance, evaluating and implementing accounting policies and practices, and drafting the consolidated financial statements and related footnotes is performed by consultants and not reviewed by qualified accountant within our company.

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of March 31, 2008, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses

Based on our financial condition, there are limitations to the level of remediation possible. If we restart our operations, management will implement the following plan intended to remediate our ineffectiveness and to strengthen our internal controls over financial reporting:

o	Hire a qualified accounting staff to manage, review and verify the day-to-day accounting and the financial statement close process.

o
Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas in the posting and recording of journal entries into certain accounts. This improvement should include reviews by management of the accounting processes as well as a reorganization of some of the accounting functions.

o	The segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2008, we believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2008 to the present.

Name	Age	Position

Larry F. Vance	73	Chairman and Chief Executive Officer

Tami J Story	45	Director Secretary/Treasurer/Director

(1)	Effective April, 1985, Mr. Vance was appointed as Chief Executive Officer of the Company.
(2)	Effective April, 1993, Ms. Story was appointed as Secretary and Treasurer of the Company.

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

Tami J. Story, Secretary, Treasurer and Director. Tami J. Story served in an administrative support capacity for the Company from 1991 until April 1993. Since April 1993, Ms. Story has served as Secretary and Treasurer of the Company. Ms. Story also serves as a director of the Company. Ms. Story holds a degree with a major in Nursing and a minor in Business Administration.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Involvement In Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

The Company has adopted a code of ethics. The Company will provide to any person without charge, upon request, a copy of its code of ethics upon written request to our corporate headquarters or request emailed to earthsrch@aol.com.

Board of Directors Meetings and Subcommittees

Meetings

Our Board of Directors held several meetings during the fiscal year ended March 31, 2008. All board actions were completed through unanimous written consents.

Audit Committee and Financial Expert

Our Board of Directors does not have a separate audit committee. The Board has determined that it does not have a member of its Board that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.

To strengthen our controls, we have retained the services of an outside consultant, HF Services LLC to assist with quarterly and annual reviews of our accounting data.

Compensation Committee

As all our executive officers are currently under employment agreements, we do not have a separate compensation committee. At this point, we do not intend to establish a separate compensation committee as this function will be performed by our full Board of Directors.

Nominating Committee

We do not currently have a separate nominating committee as this function is performed by our full Board of Directors.

Shareholder Communication

We communicate regularly with shareholders through press releases, as well as annual and quarterly reports. Our Chief Executive Officer addresses investor concerns on an on-going basis.

Interested parties, including shareholders and other security holders, may communicate directly with our Board of Directors or with individual directors by writing to our Chief Executive Officer at 306 Stoner Loop Road, #6, Lakeside, Montana 59922.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under Equity Compensation Plans, and the equity compensation plan information table see Part II, “Item 5: Market for Common Equity and Related Stockholder Matters.”

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended March 31, 2008 and 2007: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the years ended March 31, 2008 and 2007; and (ii) our two other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the years ended March 31, 2007 and 2007 and who were employed by us at March 31, 2008.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Total Compensation ($)
Larry Vance Chief Executive Officer	2008 2007	160,000 (1) 160,000 (1)	0 0	0 40,000 (3)	160,000 200,000

Tami J. Story Secretary Treasurer and Chief Financial Officer	2008 2007	80,000 (2) 80,000 (2)	0 0	0 40,000 (3)	80,000 120,000

(1)	The entire amount of Mr. Vance’s salary was accrued during the fiscal years 2008 and 2007.
(2)	The entire amount of Ms. Story’s salary was accrued during the fiscal years 2008 and 2007. During the 2008 fiscal year, Ms. Story was paid $10,500 in accrued salaries earned in prior periods.
(3)	In fiscal year 2007, each of Mr. Vance and Ms. Story received 400,000 shares of our common stock valued at $0.10 per share as compensation for serving as a director of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our officers at March 31, 2008.

Director Compensation

The Company does not currently have any non-employee directors; neither director was paid compensation for services as a director for the fiscal year ended March 31, 2008.

Employment Contracts

In October 28, 2000, the Company entered into an employment agreement with Mr. Larry Vance. Pursuant to the agreement, the Company will pay Mr. Vance an annual salary of $160,000. In the event of termination of Mr. Vance without cause or due to a change in control, the Company will pay Mr. Vance two years of annual salary. Mr. Vance’s options and vesting criteria are described above and in Note 8 to the attached consolidated financial statements. The term of this agreement is four years. On October 28, 2004 the Company extended the employment agreement with Mr. Vance for an additional four years.

On October 28, 2000, the Company entered into an employment agreement with Ms. Tami Story. Pursuant to the agreement, the Company will pay Ms. Story an annual salary of $80,000. In the event of termination of Ms. Story without cause or due to a change in control, the Company will pay Ms. Story two years of annual salary. Ms. Story ’s options and vesting criteria are described above and in Note 8 to the attached consolidated financial statements. The term of this agreement is four years. On October 28, 2004 the Company extended the employment agreement with Ms. Story for an additional four years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s Common Stock as of March 31, 2008 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class
Larry Vance	55,060,644 (2)	74%
P.O. Box 763
Lakeside, MT 59922

Tami Story	10,338,389	16%
P.O. Box 763
Lakeside, MT 59901

All directors and officers	65,399,033	90%

___________________________
(1)           Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. All shares are held directly with sole voting and investment power unless otherwise indicated.
(2)           Includes 4,439 shares held by Universal Search Technology, a private company owned by Mr. Vance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In February 2007, Larry Vance and Tami Story, officers of the Company, together agreed to loan the Company $500,000. $170,000 of the net loan proceeds were received in March 2007 and the balance was received April 2007. The loan, along with accrued interest, is due February 26, 2008 and carries a 15% annual interest rate, compounded monthly. The loan is secured by 10,000,000 shares of the Company's common stock.

None of our directors are independent, as determined under the rules of Nasdaq.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2008 and March 31, 2007 and fees billed for other services rendered by Malone & Bailey during those periods.

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$54,215	$50,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$20,000	$0
Total	$74,215	$50,000

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm

As we do no currently have an audit committee, our Board of Directors has a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)

(a)(3)

2.1
Agreement and Plan of Merger by and among Earth Search Sciences, Inc., ESS Acquisition Corp., Space Technology Development Corporation and the shareholders of Space Technology Development Corporation, dated December 21, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-K for fiscal year ended March 31, 2000).

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Forms 10-K for the fiscal years ended March 31, 1995 and March 31, 1996).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form 10-K for the fiscal year ended March 31, 1995).

4.1	2007 Stock Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Registrants’ Form S-8 Registration No. 333-146798 filed on October 18, 2007 ).

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

16.2
Statement under oath of Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to exchange act filings. (Incorporated by reference to Exhibit 16.2 to the Registrant’s form 10-K for fiscal year ended March 31, 2004).

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

Signature	Title

/s/ Larry F. Vance	Chairman, Chief Executive Officer and Director
Larry F. Vance	(Principal Executive Officer)
Date: July 1, 2008

/s/ Tami J. Story	Corporate Secretary, Treasurer, Chief Financial Officer and Director
Tami J. Story	(Principal Financial Officer)
Date: July 1, 2008