Form 10-Q
period 2008-06-30
EARTH SEARCH SCIENCES INC
filed 2008-08-14
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:    (406) 751-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock outstanding at August 7, 2008: 143,344,901

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters of a Vote of Security Holders	13
Item 5. Other information	13
Item 6. Exhibits	13

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2008	March 31, 2008

ASSETS
Current assets:
Cash	$20,434	$8,821
Loan costs, net of accumulated amortization of $236,991 and $229,987, respectively	38,579	45,583
Total current assets	59,013	54,404

Property and equipment, net accumulated depreciation of $969,294 and $936,332, respectively	180,134	206,096
TOTAL ASSETS	$239,147	$260,500

LIABILITIES
Current liabilities:
Accounts payable	$1,182,298	$1,345,174
Accrued expenses	2,069,250	2,189,269
Notes payable - current portion	1,023,827	1,092,126
Settlement obligation	8,686,824	8,686,824
Short-term debt – related parties	2,866,525	2,887,013
Total current liabilities	15,828,724	16,200,406

Total liabilities	15,828,724	16,200,406

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 121,495,796 and 106,969,733 shares issued and outstanding, respectively	121,496	106,970
Additional paid-in capital	48,251,950	47,494,900
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(63,763,023)	(63,341,776)
Total stockholders’ deficit	(15,589,577)	(15,939,906)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$239,147	$260,500

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2008	2007

Revenues	$-	$-

Operating expenses
Late fees related to settlement agreement	-	860,040
Depreciation and amortization	25,962	34,939
General and administrative	275,706	322,039

Total expenses	301,668	1,217,018

Loss from operations	(301,668)	(1,217,018)

Other income (expense)
Gain on settlement of debt	-	15,049
Interest expense	(119,579)	(112,302)

Net loss	$(421,247)	$(1,314,271)

Basic and diluted:
Loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding	111,376,933	96,570,518

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(421,247)	$(1,314,271)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	25,962	25,962
Amortization of deferred finance costs	7,004	8,977
Common stock issued for services	285,202	113,496
Common stock issued for vendor payable	129,969	-
Imputed interest	11,405	11,104
Gain on settlement of debt	-	(15,049)

Changes in assets and liabilities:
Accounts payable	(162,876)	32,285
Accounts payable – related party	-	(74,620)
Accrued interest – related parties	44,544	-
Accrued settlement liability	-	929,541
Accrued expenses	(120,019)	60,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(200,056)	(222,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	-	330,000
Repayment on related party debt	(65,032)	-
Proceeds from subscription receivable	-	250,000
Financing costs	-	(47,347)
Proceeds from issuance of common stock	345,000	-
Principal payments on short-term debt	(68,299)	-
Principal payments on long-term debt	-	(198,042)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	211,669	334,611

NET INCREASE IN CASH	11,613	112,036
CASH AT BEGINNING OF PERIOD	8,821	23,182
CASH AT END OF PERIOD	$20,434	$135,218

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$110,738	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Common stock issued for debt repayment	$-	$26,000

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Three months ended June 30, 2008
(Unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balances at March 31, 2008	106,969,733	$106,970	$47,494,900	$(200,000)	$(63,341,776)	$(15,939,906)

Issuance of common stock for vendor payable	1,708,890	1,708	128,261			129,969

Issuance of common stock for services rendered	4,817,173	4,818	280,384			285,202

Issuance of common stock for cash	8,000,000	8,000	337,000			345,000

Imputed interest			11,405			11,405

Net loss					(421,247)	(421,247)

Balances at June 30, 2008	121,495,796	$121,496	$48,251,950	$(200,000)	$(63,763,023)	$(15,589,577)

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2008 as reported in the 10-KSB have been omitted.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $421,247 for the three months ended June 30, 2008 and had an accumulated deficit of $63,763,023 and a working capital deficit of $15,769,711 as of the same period.  These conditions raise substantial doubt as to ESSI's ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock and or loans to the Company.  The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 - EQUITY

During the three months ended June 30, 2008 we issued:

•	4,817,173 shares of stock valued at $285,202 to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

•	1,708,890 shares of stock valued at $129,969 for a vendor payable at March 31, 2008 pursuant to a consulting agreement.

•	8,000,000 shares of stock valued at $345,000 to various individuals for cash.

NOTE 4 – SUBSEQUENT EVENTS

On July 15, 2008, we announced the appointment of Luis F. Lugo as our Chief Executive Officer.  Larry Vance, formerly chairman and CEO of Earth Search Sciences, will continue in his role as chairman of the board.

Subsequent to June 30, 2008, we issued the following:

We issued 2,000,000 shares of common stock to our new Chief Executive Officer valued at approximately $120,000.

We issued 1,119,106 shares of common stock for services valued at approximately $72,670.

We issued 18,729,999 shares of common stock for cash proceeds totaling $1,010,000.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Item 2 of Part I of this Quarterly Report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Earth Search Sciences, Inc.’s (“Earth Search”, the “Company”, “we”, or “us”) unaudited consolidated financial statements and notes included herein.  The results described below are not necessarily indicative of the results to be expected in any future period.  Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Readers are referred to our Annual Report on Form 10-KSB for the year ended March 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).  We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

Second, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. We are currently in negotiations to fund the research and fabrication of technology used for this purpose. This funding is in conjunction with our negotiation to acquire the patented oil shale technology developed by General Synfuels International, Inc.

On July 15, 2008, we announced the appointment of Luis F. Lugo as our Chief Executive Officer.  Larry Vance, formerly chairman and CEO of Earth Search Sciences, will continue in his role as chairman of the board.  Mr. Lugo previously served as Director of Finance and Strategy for 3AG Distribution (Elf Aquitaine Oil Lubricants Venezuela) and was involved in securing capital investment and in developing the distribution system.  Lugo also served as Engagement Manager of global chemicals and strategy practices for Arthur D. Little Management Consulting, and as Strategy Analyst for BP Amoco where he developed analytical and financial modeling and valuation of acquisition targets for Latin America, Europe and East Asia. Mr. Lugo holds an MBA in International Business Finance and an MA in International Economics from The George Washington University in Washington D.C.

We have signed a letter of intent to acquire General Synfuels International, Inc. (GSI) and its patented technology to recover hydrocarbons through an environmentally-conscientious gasification process.  The acquisition enables us to establish a joint venture and commercial licensing program to develop domestic oil shale and other heavy oil resources. We are planning a field test of this technology as early as fall 2008 and subsequent commercial development as early as 2009.

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

Exploitation of Oil and Gas From Oil Shale

General Synfuels International, Inc., (GSI) a Nevada private company, owns the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. Petro Probe, Inc., a majority owned subsidiary of ESSI, signed a non-exclusive license agreement with GSI to obtain the use of these rights in Utah, Wyoming and Colorado. To utilize this technology, PPI will pay a license fee in the amount of $500,000 and will issue to GSI 500,000 shares of PPI Common Stock, $.001 par value per share. Such fee will be paid in such amounts and at such times as are agreed to in the future by PPI and GSI. PPI also assigned to GSI an overriding net revenue interest of five and one-half percent (5.5%) of the hydrocarbons produced.

ESSI is in negotiation to complete an acquisition of the oil shale technology and if successful will not require the above license agreement

PPI is currently examining various oil shale sites in Colorado, Utah and Wyoming for a test plant. Five acres of premium oil shale land is sought. The test plant is budgeted for approximately $3 million as a first stage development cost. The purpose of this plant is to prove the technology. The second and third stages will cost approximately $8 million more at which time the plant could operate at full capacity. All development costs will be paid for by PPI.

We are also examining other available and complementing technologies, including one based in micro-wave technology and another, which is an adaptation of fuel cell energy.

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time.  As a result, we had no revenues during the fiscal year ended March 31, 2008 and did not record any revenues during the three months ended June 30, 2008.

We incurred no late fees related to a settlement agreement for the three month period ended June 30, 2008, compared to $860,040 for the same period in 2007.  We anticipate no further late fees will be incurred during the fiscal year ending March 31, 2009.

Depreciation and amortization expense was $25,962 for the three month period ended June 30, 2008, compared to $34,939 for the same period of 2007.

General and administrative expenses were $275,706 for the three month period ended June 30, 2008, compared to $322,039 for the corresponding period of 2007.

Interest expense for the three month period ended June 30, 2008, was $119,579 compared to interest expense of $112,302 for the corresponding period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $200,056 for the three months ended June 30, 2008 compared to net cash used in operating activities of $222,575 for the three months ended June 30, 2007.

Net cash provided by financing activities was $211,669 for the three months ended June 30, 2008 compared to cash provided of $334,611 for the same period of 2007.  During the three months ended June 30, 2008, we received $345,000 of cash from a private placement of our common stock which was offset by payments on related party debt and short term debt totaling $133,331.  This compared to proceeds from a subscription receivable of $250,000 and cash from a private placement of $330,000 for the similar period in 2007 that was offset by payments on debt of $245,389.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide disclosure under this Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2008 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses are identified below and as of June 30, 2008 have not been remediated.

•	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION REQUIRED

Item 1.  Legal proceedings

    None

Item 1A.  Risk Factors

    As a smaller reporting company we are not required to provide disclosure under this Item 1A.

Item 2.   Unregistered sales of equity securities

The shares described below were issued in reliance on upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D. Each of the recipients was accredited within the meaning of Rule 501(a); the transfer of the securities were restricted by the Company in accordance with Rule 502(d); and none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

During the three month period ended June 30, 2008, we issued the following unregistered equity securities:

•	4,817,173 shares of stock valued at $285,202 to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

•	1,708,890 shares of stock valued at $129,969 for common stock payable at March 31, 2008 pursuant to a consulting agreement.

•	8,000,000 shares of stock valued at $345,000 to various individuals for cash.

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

EARTH SEARCH SCIENCES, INC.

Date: August 14, 2008	/s/ Luis F. Lugo
Luis F. Lugo
Principal Executive Officer

Date: August 14, 2008	/s/ Tami J. Story
Tami J. Story
Principal Accounting Officer