Form 10-Q
period 2008-09-30
EARTH SEARCH SCIENCES INC
filed 2008-11-19
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:   (406) 751-5200

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

Number of shares of common stock outstanding at November 14, 2008: 185,152,817

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED September 30, 2008

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters of a Vote of Security Holders	15
Item 5. Other information	15
Item 6. Exhibits	15

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008 2008	March 31, 2008

ASSETS
Current assets:
Cash	$11,039	$8,821
Prepaid expenses	86,960	-
Loan costs, net of accumulated amortization of $243,995 and $229,987, respectively	31,575	45,583
Total current assets	129,574	54,404

Property and equipment, net accumulated depreciation of $995,256 and $936,332, respectively	154,172	206,096
Intangible asset – patent	5,300	-
Deposits	771,937
TOTAL ASSETS	$1,060,983	$260,500

LIABILITIES
Current liabilities:
Accounts payable	$1,379,661	$1,345,174
Accrued expenses	2,179,089	2,189,269
Notes payable - current portion	1,988,440	1,092,126
Settlement obligation	8,686,824	8,686,824
Short-term convertible debt – related parties	2,880,149	2,887,013
Total current liabilities	17,114,163	16,200,406

Convertible debt less current portion – related parties	1,500,000	-

Total liabilities	18,614,163	16,200,406

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 181,417,267 and 106,969,733 shares issued and outstanding, respectively	181,416	106,970
Additional paid-in capital	52,618,044	47,294,900
Accumulated deficit	(70,352,640)	(63,341,776)
Total stockholders’ deficit	(17,553,180)	(15,939,906)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,060,983	$260,500

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Revenues	$-	$22,750	$-	$22,750

Operating expenses
Late fees related to settlement agreement	-	1,006,668	-	1,866,708
Depreciation and amortization	25,962	32,966	51,924	67,905
General and administrative	6,410,526	318,496	6,686,232	640,535

Total expenses	6,436,488	1,358,130	6,738,156	2,575,148

Loss from operations	(6,436,488)	(1,335,380)	(6,738,156)	(2,552,398)

Other income (expense)
Gain on settlement of debt	-	-	-	15,049
Interest expense	(153,129)	(110,354)	(272,708)	(222,656)

Net income ( loss)	$(6,589,617)	$(1,445,734)	$(7,010,864)	$(2,760,005)

Basic and diluted:
Loss per share	$(0.04)	$(0.01)	$(0.05)	$(0.03)
Weighted average common shares outstanding	156,926,195	97,060,667	134,276,016	96,816,931

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,010,864)	$(2,760,005)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	51,924	67,905
Amortization of deferred finance costs	14,008	-
Common stock issued for services	843,004	231,164
Common stock issued for services related to the purchase of asset - General Synfuels International	2,994,700	-
Payable issued for services related to the purchase of asset - General Synfuels International	2,500,000	-
Common stock issued for vendor payable	129,969	-
Imputed interest	61,117	22,357
Gain on settlement of debt	-	(15,049)

Changes in assets and liabilities:
Accounts payable and accrued expenses	(170,574)	68,133
Accounts payable – related party	60,199	(48,150)
Accrued interest – related parties	18,478	-
Deposits	(652,056)	-
Prepaid expenses	(11,960)	-
Account receivable	-	(22,750)
Accrued settlement liability	-	2,006,428
Accrued officers compensation		120,000
NET CASH USED IN OPERATING ACTIVITIES	(1,172,055)	(329,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	3,000	336,500
Repayment on related party debt	(88,541)	-
Proceeds from subscription receivable	-	250,000
Financing costs	-	(47,347)
Proceeds from issuance of common stock	1,363,500	-
Principal payments on short-term debt	(103,686)	-
Principal payments on long-term debt	-	(223,023)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,174,273	316,130

NET INCREASE IN CASH	2,218	(13,837)
CASH AT BEGINNING OF PERIOD	8,821	23,182
CASH AT END OF PERIOD	$11,039	$9,345

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$169,192	$35,100
Taxes paid	-	-

Non-cash financing and investing activities:
Common stock issued for asset	$5,300	-
Deposit included in accounts payable	$119,881	-
Prepaid compensation in accounts payable	$75,000	-
Common stock issued for debt repayment	$-	$26,000

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Six months ended September 30, 2008
(Unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balances at March 31, 2008	106,969,733	$106,970	$47,494,900	$(200,000)	$(63,341,776)	$(15,939,906)

Issuance of common stock for stock payable	1,708,890	1,708	128,261			129,969

Issuance of common stock for services	12,675,312	12,676	830,328			843,004

Issuance of common stock for cash	26,729,999	26,729	1,336,771			1,363,500

Issuance of common stock for General Synfuels International	33,333,333	33,333	2,966,667			3,000,000

Imputed Interest			61,117			61,117

Net loss					(7,010,864)	(7,010,864)

Balances at September 30, 2008	181,417,267	$181,416	$52,818,044	$(200,000)	$(70,352,640)	$(17,553,180)

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $7,010,864 for the six months ended September 30, 2008 and had an accumulated deficit of $70,352,641 and a working capital deficit of $16,984,590 as of the same period. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 – ACQUISITION OF ASSET FROM ENTITY UNDER COMMON CONTROL

On August 15th of 2008 ESSI acquired all of the outstanding shares of General Synfuels International, Inc. (GSI), an entity controlled by certain management and directors of ESSI. This transaction was account for as an asset purchase due to the fact that GSI was dormant, did not have customers or employees and only held certain proprietary rights, patent, technology and construction plans for a gasification process to recover the oil and gas from oil shale. In addition, the asset was recorded at its historical cost due to the fact that this transaction was between entities under common control. Prior to the acquisition, both entities were controlled by certain members of management. The $5,494,700 value in excess of the historical cost of the asset was recorded as compensation expense.

ESSI paid the individual GSI Shareholders $5,500,000: 33,333,333 shares of common stock valued at $3,000,000 based on the closing price of ESSI’s stock on the date of the transaction; and $2,500,000 in the form of promissory notes payable to the GSI shareholders in five equal payments of $500,000, commencing on the first business day of February 2009, and continuing on the first business day of each sixth calendar month thereafter until paid. At ESSI’s election, each promissory note payable can be converted into ESSI common stock at a 40% discount to the average trading price of ESSI common stock 5 days prior to the emission of payment. Because this transaction was between entities under common control, the patent asset was recorded at its historical cost of $5,300 and the remaining value of $5,494,700 was recorded as compensation expense for the period ended September 30, 200, as the shareholders didn’t contribute any additional assets, tangible or intangible of value.

In addition, ESSI evaluated the conversion option of the promissory note under SFAS No. 133 and EITF 00-19 and determined that the feature does not have characteristics of a liability because the conversion is not at the note holder’s option.

On August 15, 2008, ESSI entered into three Consulting Agreements (the “Consulting Agreement”) with each of the GSI Shareholders, Ken Danchuk, Larry Vance, and Ron McQueen.

Under the terms of the Mr. Danchuk’s Consulting Agreement, he will perform services for a period of six months and will receive a fee of $125,000, $50,000 of which was paid upon the execution of the agreement. The remaining $75,000 was paid in the form of a note payable for which the first payment of $25,000 is due on December 15, 2008. The remaining two payments of $25,000 each are due on January 31, 2009 and March 31, 2009. The total consulting fee of $125,000 is recognized ratably over the term of the agreement. As of September 30, 2008, ESSI recognized approximately $42,000 in consulting expense related to this agreement. In addition, the unearned balance of $83,000 is recorded in prepaid expenses as of September 30, 2008. Mr. Danchuk will advise ESSI on the corporate requirements structure of GSI so as to integrate GSI into a successful ESSI subsidiary company as well as the selection and implementation of a new internet website and corporate communication system. Mr. Danchuk will also assist ESSI in the analysis, planning and production of corporate executive planning documents.

Pursuant to the terms of the Consulting Agreement, Mr. Vance is to be paid $250,000 on December 31, 2008. At ESSI’s election, ESSI may pay this amount in shares of common stock at a 40% discount to the average trading price of ESSI common stock 5 days prior to the emission of payment. Mr. Vance will advise ESSI in a variety of areas, such as; the direction and strategy for successful mineral and hydrocarbon exploration and exploitation, implementation of the oil shale gasification technology represented, selection and preparation of superior oil and shale land sites, and the highest and best use of the hyperspectral remote sensing technology. Mr. Vance will also act in an executive managerial capacity as required and hold the position of chairman of the technical Advisory Board for ESSI.

In August 2008, ESSI entered into a one year consulting agreement with Ron McQueen to provide advice to ESSI in technical areas such as construction and installation of the oil shale gasification technology. In consideration for services rendered, Mr. McQueen received 1,420,455 shares of our common stock valued at $127,841, which represents that market value on the date of grant. These shares were issued effective as of the agreement date therefore we recorded expense the of $127,841 during the quarter.

NOTE 4 – DEVELOPMENT OF OIL SHALE GASIFCATION PROTOTYPE

During the quarter ended September 30, 2008, we recorded $769,881 in deposits related to the development of a prototype related to the oil shale gasification process acquired through GSI. Of this amount, $650,000 was paid during the three months ended September 30, 2008, with the balance of $119,881 recorded as accounts payable.

NOTE 5 - EQUITY

During the six months ended September 30, 2008 we issued:

•
10,050,312 shares of stock valued at $666,754 to various individuals for consulting services. The value of the stock was based on the quoted market price on the measurement date, which was primarily the date of grant.

•	2,625,000 shares of common stock valued at $176,250 to new management as sign on bonuses. The value of the stock was based on the quoted market price on the date of grant.

•	1,708,890 shares of stock valued at $129,969 for a stock payable pursuant to a consulting agreement.

•	26,729,999 shares of stock valued at $1,363,500 to various individuals for cash.

•	33,333,333 shares of common stock valued at $3,000,000 in connection with the acquisition of assets from the shareholders of General Synfuels International.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2008, we granted:

•
On October 6, 2008 we granted 1,397,773 shares of our common stock valued at $83,866 or $0.06 per share to managements for services preformed. The value of the stock was based on the quoted market price on the date of grant.

•
On November 5, 2008 we granted 1,226,666 shares of our common stock valued at $36,780 or $0.03 per share to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

•
On November 5, 2008 we granted 1,111,111 shares of our common stock valued at $33,333 or $0.03 per share to management for services preformed. The value of the stock was based on the quoted market price on the date of grant.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

Earth Search Sciences, Inc. (ESSI) is a Utah corporation. We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except Petro Probe were inactive during fiscal 2006 and 2007.

We did not generate any revenue during fiscal year 2008, have no current business operations and are currently focused on two potential business ventures.

Starting in July 2008, Luis Lugo replaced Larry Vance as CEO of ESSI and joined the Board of Directors.  Mr. Vance will remain as Chairman of Board of ESSI.  In conjunction with Mr. Lugo becoming CEO, ESSI will redefine its business focus over the next several months.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. ESSI and GSI have begun to refine the design and begin development of our proof of concept prototype. However, the current state of the financial markets may negatively impact our ability to raise the additional funds necessary to complete our prototype. Our current plan is to complete a field test of this technology as early as Spring 2009 and subsequent commercial development as early as 2010.

Second, we are seeking joint venture opportunities with private industry, universities and state and federal agencies to develop, package and deliver, through the application of our hyperspectral remote sensing solutions, applications and associated technologies, superior airborne mapping products and services. Our airborne hyperspectral remote sensing technology is designed to identify specific surface substances and materials by measuring the reflectance of light from their surface. Their first spectroscopic instrument, the PROBE 1, was initially developed with the assistance of NASA and used a small aircraft as the instrument platform to obtain data from high altitudes over many different terrains. The information was precise enough to enable detailed analysis of a dynamic environment or object in a manner previously unattainable, and can be used for the discovery of certain natural resources.

Exploitation of Oil and Gas from Oil Shale

On August 15th of 2008 ESSI acquired all of the outstanding shares of General Synfuels International, Inc. (GSI), an entity controlled by certain management and directors of ESSI. This transaction was account for as an asset purchase due to the fact that GSI was dormant, did not have customers or employees and only held certain proprietary rights, patent, technology and construction plans for a gasification process to recover the oil and gas from oil shale. In addition, the asset was recorded at its historical cost due to the fact that this transaction was between entities under common control. Prior to the acquisition, both entities were controlled by certain members of management. The $5,494,700 value in excess of the historical cost of the asset was recorded as compensation expense.

ESSI paid the individual GSI Shareholders $5,500,000: 33,333,333 shares of common stock valued at $3,000,000 based on the closing price of ESSI’s stock on the date of the transaction; and $2,500,000 in the form of promissory notes payable to the GSI shareholders in five equal payments of $500,000, commencing on the first business day of February 2009, and continuing on the first business day of each sixth calendar month thereafter until paid. At ESSI’s election, each promissory note payable can be converted into ESSI common stock at a 40% discount to the average trading price of ESSI common stock 5 days prior to the emission of payment. Because this transaction was between entities under common control, the patent asset was recorded at its historical cost of $5,300 and the remaining value of $5,494,700 was recorded as compensation expense for the period ended September 30, 200, as the shareholders didn’t contribute any additional assets, tangible or intangible of value. ESSI has also entered into a Consulting Agreement with each of the GSI Shareholders. The GSI Shareholders are Ken Danchuk, Ron McQueen and Larry Vance.

Mr. Danchuk will advise ESSI on the corporate requirements structure of GSI so as to integrate GSI into a successful ESSI subsidiary company as well as the selection and implementation of a new internet website and corporate communication system. Mr. Danchuk will also assist ESSI in the analysis, planning and production of corporate executive planning documents.

Mr. McQueen will advise ESSI in technical areas, such as; construction and installation of the oil shale gasification technology provided by GSI, on high temperature application of the technology and equipment as pertains to the geology of selected test sites. Mr. McQueen will also assist ESSI in liaison with engineering and environmental consultants regarding drilling and environmental issues, and act as an assistant to the project manager(s) as requested.

In addition to this role as Chairman of the Board, Mr. Vance will advise ESSI in a variety of areas, such as; the direction and strategy for successful mineral and hydrocarbon exploration and exploitation, implementation of the oil shale gasification technology represented, selection and preparation of superior oil and shale land sites, and the highest and best use of the hyperspectral remote sensing technology. Mr. Vance will also act in an executive managerial capacity as required and hold the position of chairman of the technical Advisory Board for ESSI.

GSI is currently examining various oil shale sites in Colorado and Wyoming for a test plant. The test plant is budgeted for approximately $5 million as a first stage development cost. The purpose of this plant is to prove the technology.

We have engaged Industrial Systems, Inc. (ISI) as the primary engineering and fabrication firm supporting our Oil Shale Recovery Project. ISI is strategically located and has the growth potential needed to support our future commercial developments. During the quarter ending September 30, 2008 we capitalized approximately $772,000 in payments to ISI, in the form of deposits, related to the development of our oil shale gasification prototype. The deposits were used to fund design and construction costs incurred during the period ended September 30, 2008. Once the prototype is complete, further investment will be required for commercial production.

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

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the fiscal year ended March 31, 2008 and did not record any revenues during the six months ended September 30, 2008.

We incurred no late fees related to a settlement agreement for the six month period ended September 30, 2008, compared to $1,866,708 for the same period in 2007. We anticipate no further late fees will be incurred during the fiscal year ending March 31, 2009.

Depreciation and amortization expense was $51,924 for the six month period ended September 30, 2008, compared to $67,905 for the same period of 2007.

General and administrative expenses were $6,686,232 for the six month period ended September 30, 2008, compared to $640,535 for the corresponding period of 2007. General and administrative expenses are higher primarily due to the purchase of General Synfuels International, Inc. from a related party. In connection with the purchase, we recognized $5,494,700 of compensation expense.

Interest expense for the six month period ended September 30, 2008, was $272,708 compared to interest expense of $222,656 for the corresponding period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,172,055 for the six month period ended September 30, 2008 compared to net cash used by operating activities of $329,967 for the six month period ended September 30, 2007. The increase in cash used in operations is primarily due to deposits related to our oil shale recovery prototype and the payment of various accounts payable.

Net cash provided by financing activities was $1,174,273 for the six month period ended September 30, 2008 compared to cash provided of $316,130 for the same period of 2007. During the six months ended September 30, 2008, we received $1,363,500 of cash from private placements of our common stock which was offset by payments on related party debt and short term debt totaling $192,227. This compared to proceeds from a subscription receivable of $250,000 and cash from a private placement of $336,500 for the similar period in 2007 that was offset by payments on debt and financing costs of $270,370.

We are experiencing working capital deficiencies because of operating losses. We have operated with funds received from the sale of common stock, the issuance of notes and limited operating revenue. Our ability to continue as a going concern is dependent upon continued debt or equity financings until or unless we are able to generate cash flows to sustain ongoing operations. We plan to increase the number of revenue producing services through the development of our oil shale extraction technology and the use of additional hyperspectral instruments and thereby continue as a going concern. There can be no assurance that we can generate sufficient operating cash flows or raise the necessary funds to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, ESSI is not required to provide disclosure under this Part I, Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2008 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses are identified below and as of September 30, 2008 have not been remediated.

There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Changes in Internal Control Over Financial Reporting

On September 1, 2008 we hired Charles G. Bridge as Chief Financial Officer. Mr. Bridge has an extensive financial background and experience as a Chief Financial Officer. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION REQUIRED

Item 1.                      Legal proceedings

None

Item 2.                      Unregistered sales of equity securities

During the three month period ended September 30, 2008, we issued the following shares of unregistered equity securities:

•
On July 7, 2008 we issued 2,000,000 shares of our common stock valued at $120,000 or $0.06 per share to management a sign on bonuses. The value of the stock was based on the quoted market price on the date of grant.

•	On July 7, 2008 we issued 7,500,000 shares of our common stock valued at $300,000 or $0.04 per share to various individuals for cash.

•
On July 14, 2008 we issued 368,228 shares of our common stock valued at $27,617 or $0.075 per share to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

•	On July 14, 2008 we issued 1,250,000 shares of our common stock valued at $50,000 or $0.04 per share to various individuals for cash.

•
On July 22, 2008 we issued 750,878 shares of our common stock valued at $37,544 or $0.05 per share to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

•	On July 22, 2008 we issued 2,000,000 shares of our common stock valued at $100,000 or $0.05 per share to various individuals for cash.

•	On July 29, 2008 we issued 6,779,999 shares of our common stock valued at $508,500 or $0.075 per share to various individuals for cash.

•	On August 8, 2008 we issued 1,200,000 shares of our common stock valued at $60,000 or $0.05 per share to an individual for cash.

•
On August 8, 2008 we issued 625,000 shares of our common stock valued at $56,250 or $0.09 per share to various employees and management as sign on bonuses. The value of the stock was based on the quoted market price on the date of grant.

•
On August 15, 2008 we acquired General Synfuels International, Inc. (“GSI”), a Nevada private company, which owns the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. On August 15, 3008 we issued 33,333,333 shares of our common stock valued at $3,000,000 or $0.09 per share and $2,500,000 in the form of convertible promissory notes to the three stockholders of GSI, including our director, Mr. Larry Vance. At the election of ESSI, each Promissory Note payable can be converted into ESSI common stock at a 40% discount to the average trading price of ESSI common stock 5 days prior to the emission of payment.

•
On August 15, 2008 we issued 1,420,455 shares of our common stock valued at $127,841 or $0.09 per share to individual for consulting services. The value of the stock was based on the quoted market price on the date of grant.

•
On September 26, 2008 we issued 2,693,578 shares of our common stock valued at $188,550 or $0.07 per share to various individuals for consulting services. The value of the stock was based on the quoted market price on the date of grant.

The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. The purchasers were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (c) had a pre-existing or personal relationship with the Company. There was no advertising or public solicitation in connection with these transactions by ESSI or anyone acting on ESSI's behalf.

Item 3.                      Defaults upon senior securities

None

Item 4.                      Submission of matters to a vote of security holders

None

Item 5.                      Other information

None

Item 6.                      Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Forms 10-K for the fiscal years ended March 31, 1995 and March 31, 1996).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form 10-K for the fiscal year ended March 31, 1995).

10.1
Purchase and Sale of Business Agreement between Earth Search Sciences, Inc. and Ken Danchuk, Ron McQueen and Larry Vance dated August 15, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.2
Promissory Note of Earth Search Sciences, Inc. in favor of Ken Danchuk dated August 15, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.3
Promissory Note of Earth Search Sciences, Inc. in favor of Ron McQueen dated August 15, 2008 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.4
Promissory Note of Earth Search Sciences, Inc. in favor of Larry Vance dated August 15, 2008 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.5
Agreement for Consulting Services between Earth Search Sciences, Inc. and Ken Danchuk dated August 15, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.6
Agreement for Consulting Services between Earth Search Sciences, Inc. and Ron McQueen dated August 15, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10,7
Agreement for Consulting Services between Earth Search Sciences, Inc. and Larry Vance dated August 15, 2008 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

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

EARTH SEARCH SCIENCES, INC.

Date: November 19, 2008	/s/ Luis F. Lugo
Luis F. Lugo
Principal Executive Officer

Date: November 19, 2008	/s/ Charles G. Bridge
Charles Bridge
Principal Accounting Officer