Form 10-Q
period 2008-12-31
EARTH SEARCH SCIENCES INC
filed 2009-02-17
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

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

Registrant’s telephone number, including area code: (406) 751-5200

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

Number of shares of common stock outstanding at February 17, 2008: 188,655,705

EARTH SEARCH SCIENCES, INC.
TABLE OF CONTENTS
FORM 10-Q

QUARTER ENDED December 31, 2008

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION REQUIRED
Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters of a Vote of Security Holders	14
Item 5. Other information	14
Item 6. Exhibits	14

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2008	March 31, 2008

ASSETS
Current assets:
Cash	$88,310	$8,821
Prepaid expenses	31,686	-
Loan costs, net of accumulated amortization of $251,000 and $229,987, respectively	24,570	45,583
Total current assets	144,566	54,404

Property and equipment, net accumulated depreciation of $1,014,218 and $936,332, respectively	128,209	206,096
Intangible asset – patent	5,300	-
Deposits	914,517	-
TOTAL ASSETS	$1,192,592	$260,500

LIABILITIES
Current liabilities:
Accounts payable	$1,485,332	$1,345,174
Accrued expenses	2,343,614	2,189,269
Notes payable - current portion	2,128,440	1,092,126
Settlement obligation	8,686,824	8,686,824
Short-term debt – related parties	2,884,632	2,887,013
Short-term convertible debt – related parties	89,000	-
Total current liabilities	17,617,842	16,200,406

Convertible debt less current portion – related parties	1,500,000	-

Total liabilities	19,117,842	16,200,406

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 188,655,705 and 106,969,733 shares issued and outstanding, respectively	188,654	106,970
Additional paid-in capital	52,928,081	47,294,900
Accumulated deficit	(71,041,985)	(63,341,776)
Total stockholders’ deficit	(17,925,250)	(15,939,906)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,192,592	$260,500

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Revenues	$ -	$ -	$ -	$ 22,750

Operating expenses
Late fees related to settlement agreement	-	1,176,390	-	3,043,098
Depreciation and amortization	25,962	25,962	77,886	77,886
General and administrative	477,221	242,509	7,163,453	883,044

Total expenses	503,183	1,444,861	7,241,339	4,004,028

Loss from operations	(503,183)	(1,444,861)	(7,241,339	(3,981,278)

Other income (expense)
Gain on settlement of debt	-	-	-	15,049
Interest expense	(186,162)	(180,173)	(458,870	(418,810)

Net ( loss)	$ (689,345)	$ (1,625,034)	$ (7,700,209)	$ (4,385,039)

Basic and diluted:
Loss per share	$ (0.00)	$ (0.02)	$ (0.05)	$ (0.05)
Weighted average common shares outstanding	185,049,571	98,444,611	151,262,078	97,361,464

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,700,209)	$(4,385,039)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,886	77,886
Amortization of deferred finance costs	21,013	22,985
Common stock issued for services	1,073,003	246,759
Common stock issued for services related to the purchase of asset - General Synfuels International	2,994,700	-
Payable issued for services related to the purchase of asset - General Synfuels International	2,500,000	-
Common stock issued for vendor payable	129,969	-
Imputed interest	148,393	33,854
Gain on settlement of debt	-	(15,049)

Changes in assets and liabilities:
Accounts payable and accrued expenses	27,044	35,894
Accounts payable – related party	3,660	-
Accrued interest – related parties	68,500	162,083
Deposits	(722,057)	-
Prepaid expenses	43,314	-
Account receivable	-	(22,750)
Accrued settlement liability	-	3,252,565
Accrued officers compensation		180,000
NET CASH USED IN OPERATING ACTIVITIES	(1,334,784)	(410,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	103,000	341,500
Repayment on related party debt	(88,541)	(317,355)
Proceeds from subscription receivable	-	250,000
Financing costs	-	(47,347)
Proceeds from issuance of common stock	1,363,500	360,000
Proceeds from issuance of notes	140,000
Principal payments on short-term debt	(103,686)	-
Principal payments on long-term debt	-	(114,313)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,414,273	472,485

NET INCREASE IN CASH	79,489	61,673
CASH AT BEGINNING OF PERIOD	8,821	23,182
CASH AT END OF PERIOD	$88,310	$84,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$169,192	$92,407
Taxes paid	-	-

Non-cash financing and investing activities:
Common stock issued for asset	$5,300	-
Deposit included in accounts payable	$192,460	-
Prepaid compensation in accounts payable	$75,000	-
Common stock issued for debt repayment	$-	$26,000

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Nine months ended December 31, 2008
(Unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balances at March 31, 2008	106,969,733	$106,970	$47,494,900	$(200,000)	$(63,341,776)	$(15,939,906)

Issuance of common stock for stock payable	1,708,890	1,708	128,261			129,969

Issuance of common stock for services	19,913,750	19,914	1,053,089			1,073,003

Issuance of common stock for cash	26,729,999	26,729	1,336,771			1,363,500

Issuance of common stock for General Synfuels International	33,333,333	33,333	2,966,667			3,000,000

Imputed Interest			148,393			148,393

Net loss					(7,700,209)	(7,700,209)

Balances at December 31, 2008	188,655,705	$188,654	$53,128,081	$(200,000)	$(71,041,985)	$(17,925,250)

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. (“ESSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI’s Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2008 as reported in the 10-KSB have been omitted.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN
As shown in the accompanying financial statements, we incurred a net loss of $7,700,209 for the nine months ended December 31, 2008 and had an accumulated deficit of $71,041,985 and a working capital deficit of $17,473,276 as of the same period. These conditions raise substantial doubt as to ESSI’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

ESSI paid the individual GSI Shareholders $5,500,000: 33,333,333 shares of common stock valued at $3,000,000 based on the closing price of ESSI’s stock on the date of the transaction; and $2,500,000 in the form of promissory notes payable to the GSI shareholders in five equal payments of $500,000, commencing on the first business day of February 2009, and continuing on the first business day of each sixth calendar month thereafter until paid. At ESSI’s election, each promissory note payable can be converted into ESSI common stock at a 40% discount to the average trading price of ESSI common stock 5 days prior to the emission of payment. Because this transaction was between entities under common control, the patent asset was recorded at its historical cost of $5,300 and the remaining value of $5,494,700 was recorded as compensation expense for the period ended December 31, 2008, as the shareholders didn’t contribute any additional assets, tangible or intangible of value.

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

Under the terms of the Mr. Danchuk’s Consulting Agreement, he will perform services for a period of six months and will receive a fee of $125,000, $50,000 of which was paid upon the execution of the agreement. The remaining $75,000 was paid in the form of a note payable, scheduled to be repaid in three equal installments of $25,000 each, with the first installment due on December 15, 2008. The first payment due date was extended to February 15, 2009. The remaining two payments of $25,000 each are due on April 15, 2009 and June 15, 2009. The total consulting fee of $125,000 is recognized ratably over the term of the agreement. As of December 31, 2008, ESSI recognized approximately $94,000 in consulting expense related to this agreement. In addition, the unearned balance of $31,000 is recorded in prepaid expenses as of December 31, 2008. Mr. Danchuk will advise ESSI on the corporate requirements structure of GSI so as to integrate GSI into a successful ESSI subsidiary company as well as the selection and implementation of a new internet website and corporate communication system. Mr. Danchuk will also assist ESSI in the analysis, planning and production of corporate executive planning documents.

Pursuant to the terms of the Consulting Agreement, Mr. Vance was to be paid $250,000 on December 31, 2008. ESSI has received an extension on this payment date due to the market value of our stock and the current fund raising environment. Mr. Vance will advise ESSI in a variety of areas, such as; the direction and strategy for successful mineral and hydrocarbon exploration and exploitation, implementation of the oil shale gasification technology represented, selection and preparation of superior oil and shale land sites, and the highest and best use of the hyperspectral remote sensing technology. Mr. Vance will also act in an executive managerial capacity as required and hold the position of chairman of the technical Advisory Board for ESSI.

In August 2008, ESSI entered into a one year consulting agreement with Ron McQueen to provide advice to ESSI in technical areas such as construction and installation of the oil shale gasification technology. In consideration for services rendered, Mr. McQueen received 1,587,122 shares of our common stock valued at $132,841, which represents that market value on the date of grant. These shares were issued effective as of the agreement date therefore we recorded expense of $132,841 for the quarter ended December 31, 2008.

NOTE 4 – DEVELOPMENT OF OIL SHALE GASIFCATION PROTOTYPE
During the nine months ended December 31, 2008, we recorded $914,517 in deposits related to the development of a prototype related to the oil shale gasification process acquired through GSI. As of December 31, 2008, $192,460 of the $914,517 remained unpaid and was reported in accounts payable. The work on the prototype was completed and the unpaid balance due and payable.

NOTE 5 – DEBT
During the nine months ended December 31, 2008 our subsidiary General Synfuels International issued 10% convertible promissory notes in the amount of $229,000. These one year notes carry an automatic conversion into GSI stock, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000. If GSI is sold before conversion occurs an amount of 1.5 times the principal amount becomes due and payable.

We evaluated the conversion option of the promissory note under SFAS No. 133 and EITF 00-19. Contracts that are indexed in and potentially settled in the stock of a subsidiary is excluded from the scope of EITF 00-19. Further, EITF 99-01 clarifies that debt convertible into the stock of a consolidated subsidiary should be accounted for in accordance with APB14 since such instrument is not subject to SFAS No. 133.  APB14 states that no portion of the proceeds should be accounted for as attributable to the conversion feature.  Therefore, these instruments are not considered to be a derivative nor contain a beneficial conversion feature.

NOTE 6 - EQUITY
During the nine months ended December 31, 2008 we issued:

•
13,008,712 shares of stock valued at $739,920 to various individuals for consulting services. The value of the stock was based on the quoted market price on the measurement date, which was primarily the date of grant.

•
6,905,038 shares of common stock valued at $333,083 to new management as sign on bonuses, partial compensation and Directors Compensation. The value of the stock was based on the quoted market price on the date of grant.

•	1,708,890 shares of stock valued at $129,969 for a stock payable pursuant to a consulting agreement.

•	26,729,999 shares of stock valued at $1,363,500 to various individuals for cash.

•	33,333,333 shares of common stock valued at $3,000,000 in connection with the acquisition of assets from the shareholders of General Synfuels International.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I of this Quarterly Report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS
Earth Search Sciences, Inc. (ESSI) is a Utah corporation. We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except Petro Probe were inactive during fiscal 2006 and 2007. General Synfuels International became active during the quarter ending December 31, 2008.

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

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has begun to refine the design and begin development of our proof of concept prototype. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our prototype. Our current plan is to complete a field test of this technology as early as the third quarter of 2009 and subsequent commercial development as early as 2011. Additionally we are in the process of securing oil shale land in both Wyoming and Colorado.

GSI continues to develop additional patents related to our technology and as part of that process we are exploring a tar sands application. We anticipate the tar sands application to be used internationally.

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

Due to the current market conditions and fund raising environment ESSI is currently in negotiations with the GSI acquisition note holders to restructure the promissory notes.

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

In addition to his role as Chairman of the Board, Mr. Vance will advise ESSI in a variety of areas, such as; the direction and strategy for successful mineral and hydrocarbon exploration and exploitation, implementation of the oil shale gasification technology represented, selection and preparation of superior oil and shale land sites, and the highest and best use of the hyperspectral remote sensing technology. Mr. Vance will also act in an executive managerial capacity as required and hold the position of chairman of the technical Advisory Board for ESSI.

GSI is currently examining various private oil shale sites in Colorado and Wyoming for a test plant as well as starting the process of applying for a Bureau of Land Management R&D oil shale lease. The test plant is budgeted for approximately $5 million as a first stage development cost. The purpose of this plant is to prove the technology.

We have engaged Industrial Systems, Inc. (ISI) as the primary engineering and fabrication firm supporting our Oil Shale Recovery Project. ISI is strategically located and has the growth potential needed to support our future commercial developments. During the quarter ending December 31, 2008 we capitalized approximately $143,000 in payments to ISI, in the form of deposits, related to the development of our oil shale gasification prototype. The deposits were used to fund design and construction costs incurred during the period ended December 31, 2008. Once the prototype is complete, further investment will be required for commercial production.

Hyperspectral Remote Sensing Solutions
In the past, we have utilized an aircraft mounted hyperspectral remote sensing instrument to gather precise geological data from the surface of the Earth. Solar energy is reflected from surface materials and the instrument, called “Probe-1”, captures the data in digital form. The Probe-1 is a “whiskbroom style” instrument that collects data in a cross-track direction by mechanical scanning and in an along-track direction by movement of the airborne platform. The instrument acts as an imaging spectrometer in the reflected solar region of the electromagnetic spectrum (0.4 to 2.5 nm). In the VNIR and SWIR, the at-sensor radiance is dispersed by four spectrographs onto four detector arrays. Spectral coverage is nearly continuous in these regions with small gaps in the middle of the 1.4 and 1.9 nm atmospheric water bands. In order to avoid geometric distortions in the recorded imagery, the Probe-1 is mounted on a 3 axis, gyro-stabilized mount. Geolocation of nadir pixels is assisted by the recording of aircraft GPS positional data and tagging each scan line with a time that is referenced to the UTC time interrupts from the GPS receiver.

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

RESULTS OF OPERATIONS
Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the fiscal year ended March 31, 2008 and did not record any revenues during the nine months ended December 31, 2008.

We incurred no late fees related to a settlement agreement for the nine month period ended December 31, 2008, compared to $3,043,098 for the same period in 2007. We anticipate no further late fees will be incurred during the fiscal year ending March 31, 2009.

Depreciation and amortization expense was $77,886 for the nine month period ended December 31, 2008, and for the same period of 2007.

General and administrative expenses were $7,163,453 for the nine month period ended December 31, 2008, compared to $883,044 for the corresponding period of 2007. General and administrative expenses are higher primarily due to the purchase of General Synfuels International, Inc. from a related party. In connection with the purchase, we recognized $5,494,700 of compensation expense.

Interest expense for the nine month period ended December 31, 2008, was $458,870 compared to interest expense of $418,810 for the corresponding period in 2007.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $1,334,784 for the nine month period ended December 31, 2008 compared to net cash used by operating activities of $410,812 for the nine month period ended December 31, 2007. The increase in cash used in operations is primarily due to deposits related to our oil shale recovery prototype and the payment of various accounts payable.

Net cash provided by financing activities was $1,414,273 for the nine month period ended December 30, 2008 compared to cash provided of $472,485 for the same period of 2007. During the nine months ended December 31, 2008, we received $1,363,500 of cash from private placements of our common stock and $243,000 in debt financing which was offset by payments on related party debt and short term debt totaling $192,227. This compared to proceeds from a subscription receivable of $250,000 and cash from a private placement of $360,000 for the similar period in 2007 that was offset by payments on debt and financing costs of $479,015.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2008 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. The material weakness is identified below and as of December 31, 2008 have been partially remediated.

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

PART II
OTHER INFORMATION REQUIRED

Item 1.  Legal proceedings
None

Item 2.  Unregistered sales of equity securities
During the three month period ended December 31, 2008, we issued the following shares of unregistered equity securities:

•	On October 6, 2008 we issued 997,773 shares of our common stock valued at $59,866 or $0.06 per share to management for accrued expenses.
•	On October 6, 2008 we issued 400,000 shares of our common stock valued at $24,000 or $0.06 per share to Directors as compensation.
•	On November 5, 2008 we issued 1,111,111 shares of our common stock valued at $33,333 or $0.03 per share to Management as partial compensation.
•	On November 5, 2008 we issued 1,497,733 shares of our common stock valued at $44,932 or $0.03 per share for consulting services.
•	On December 10, 2008 we issued 1,500,087 shares of our common stock valued at $31,502 or $0.02 per share to management for expenses and compensation.
•	On December 10, 2008 we issued 1,731,734 shares of our common stock valued at $36,366 or $0.02 per share for consulting services

The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. The purchasers were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (c) had a pre-existing or personal relationship with the Company. There was no advertising or public solicitation in connection with these transactions by ESSI or anyone acting on ESSI’s behalf.

Item 3.  Defaults upon senior securities
None

Item 4.  Submission of matters to a vote of security holders
None

Item 5.  Other information
None

Item 6.  Exhibits
Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Forms 10-K for the fiscal years ended March 31, 1995 and March 31, 1996).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form 10-K for the fiscal year ended March 31, 1995).

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

10.7
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

EARTH SEARCH SCIENCES, INC.

Date: February 17, 2008	/s/ Luis F. Lugo
Luis F. Lugo
Principal Executive Officer

Date: February 17, 2008	/s/ Charles G. Bridge
Charles Bridge
Principal Accounting Officer