Form 10-K
period 2009-03-31
EARTH SEARCH SCIENCES INC
filed 2009-06-26
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 and section 15(d) of the Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer	 Accelerated filer	 Non-accelerated filer	 Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No  

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (104,256,473 shares) was approximately $2,085,129, based on the average closing bid and ask price of $0.02 for such common equity as of March 31, 2009.

As of June 26, 2009, there were 194,655,705 outstanding shares of the issuer’s Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes     No  

FORWARD LOOKING STATEMENTS
\
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

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS
Earth Search Sciences, Inc. (ESSI) was incorporated in 1984 in Utah.  We did not generate any revenue during fiscal year 2009, have no current business operations and are currently focused on two potential business ventures.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has begun to refine the design and begin development of our proof of concept prototype.  However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our prototype.  Our current plan is to begin a field test of this technology as early as the fourth quarter of 2009 and subsequent commercial development as early as 2011.  Additionally we have secured oil shale land in both Wyoming and Colorado.

GSI continues to develop additional patents related to our technology and as part of that process we are exploring a tar sands and carbon sequestration application.  We anticipate the tar sands application to be used internationally.

Second, we are seeking joint venture opportunities with private industry, universities and state and federal agencies to develop, package and deliver, through the application of our hyperspectral remote sensing solutions, applications and associated technologies, airborne mapping products and services.  Our airborne hyperspectral remote sensing technology is designed to identify specific surface substances and materials by measuring the reflectance of light from their surface.  Their first spectroscopic instrument, the PROBE 1, was initially developed with the assistance of NASA and used a small aircraft as the instrument platform to obtain data from high altitudes over many different terrains.  The information was precise enough to enable detailed analysis of a dynamic environment or object in a manner previously unattainable, and can be used for the discovery of certain natural resources.

Exploitation of Oil and Gas from Oil Shale
On August 15th of 2008 ESSI acquired all of the outstanding shares of General Synfuels International, Inc. (GSI), an entity controlled by certain management and directors of ESSI. This transaction was accounted for as an asset purchase due to the fact that GSI was dormant, did not have customers or employees and only held certain proprietary rights, patent, technology and construction plans for a gasification process to recover the oil and gas from oil shale.  In addition, the asset was recorded at its historical cost due to the fact that this transaction was between entities under common control. Prior to the acquisition, both entities were controlled by certain members of management.  The $5,494,700 value in excess of the historical cost of the asset was recorded as compensation expense.

ESSI paid the individual GSI Shareholders $5,500,000: 33,333,333 shares of common stock valued at $3,000,000 based on the closing price of ESSI’s stock on the date of the transaction; and $2,500,000 in the form of promissory notes payable to the GSI shareholders in five equal payments of $500,000.  ESSI is currently negotiating a change in the payment terms of the notes at ESSI’s election, each promissory note payable can be converted into ESSI common stock at a 40% discount to the average trading price of ESSI common stock 5 days prior to the emission of payment.  Because this transaction was between related parties, the patent asset was recorded at its historical cost of $5,300 and the remaining value of $5,494,700 was recorded as compensation expense for the period ended September 30, 2008, as the shareholders didn’t contribute any additional assets, tangible or intangible of value. ESSI has also entered into a Consulting Agreement with each of the GSI Shareholders.  The GSI Shareholders are Ken Danchuk, Ron McQueen and Larry Vance.

Due to the current market conditions and fund raising environment ESSI is currently in negotiations with the GSI acquisition note holders to restructure the promissory notes.  These notes are currently in default.

GSI has secured private oil shale sites in Colorado and Wyoming for a test plant.  Although delayed GSI has started the process of applying for a Bureau of Land Management R&D oil shale lease.  The test plant is budgeted for approximately $8 million as a first stage development cost.  The purpose of this plant is to prove the technology.

We have engaged Industrial Systems, Inc. (ISI) as the primary engineering and fabrication firm supporting our Oil Shale Recovery Project. ISI is strategically located and has the growth potential needed to support our future commercial developments.  During the year ending March 31, 2009 we capitalized approximately $915,000 in payments to ISI, in the form of deposits, related to the development of our oil shale gasification prototype.  The deposits were used to fund design and construction costs incurred during the period ended March 31, 2009.  Once the prototype is complete, further investment will be required for commercial production.

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

Other
Employees
As of March 31, 2009, we had 4 full-time employees and no part time employees.

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

Risk Factors That Could Affect Liquidity, Operating Results And Market Price Of Stock

ITEM 1A. RISK FACTORS
Competitive pressures may adversely affect our operating revenues.  The Company has numerous competitors in the remote sensing services (airborne hyperspectral services) and natural resource development industries (Oil shale development).  These companies are also developing new technology improvements and applications that could adversely affect our operating revenues and in turn, our business and financial condition.

The oil shale industry is currently evolving with many large and small competitors developing processes of their own.  The Company may face significant competition from these competitors.  Additionally our technology is very early stage and there is no guarantee that it will produce oil in the quantity at the price we anticipate.  The Company will need to expend significant capital to develop and commercialize our oil shale technology.  The Company may not be able to raise the necessary capital required to move our technology forward due to the current economic environment.

The Company may need to expend significant capital to keep pace with technological developments in the remote sensing industries.  The remote sensing industry is constantly undergoing development and change and it is likely that new technology, whether embodied in new equipment or techniques, will be introduced in the future.  In order to keep pace with any new developments, the Company is planning to expend significant capital to develop or acquire the next level of developments in new remote sensing equipment and to hire and train employees in the new techniques.

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

Risks Related to Our Business
The Company may not realize our anticipated return on capital commitments made to expand our capabilities in both of our focus industries.  The company has expended capital in the development of our oil shale extraction technology prototype.  If the Company is unable to raise additional capital to complete development of your prototype or testing of the technology does not produce the anticipated results, the company may not generate revenues from this endeavor.

The Company purchased an aircraft and an airborne hyperspectral instrument, as well as oil and gas property rights.  The aircraft and airborne hyperspectral instrument were purchased to increase our capacity to conduct airborne surveys.  If the Company does not experience continued demand for our remote sensing services, the Company may incur significant expense without generating corresponding revenues.  The oil and gas property rights were acquired in order to exploit suspected natural resources located within certain properties.  If these properties do not contain sufficient natural resources to warrant exploitation, the Company may incur significant expenses without generating corresponding revenues.  There were no prospects for new oil and gas contracts from existing properties in fiscal 2009.

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

Cancellations, reductions or delays in customer orders may adversely affect our results of operations.  Our overall operating results are affected by many factors, including the timing of survey contracts from large clients, the timing of capital expenditures to increase our capacity for gathering data in anticipation of future sales of products and services, and the weather which can affect whether or not a customer’s target of interest can be collected at a certain stage of vegetal growth.  Although a large portion of our expenses are fixed; a significant portion of our operational expenses vary with the number of airborne surveys.  Because several of our subsidiaries are new businesses and have not obtained long-term commitments from our clients, we must anticipate the future demand for our services based upon our discussions with clients.  Cancellations, reductions or delays in orders by a client or group of clients could have a material adverse effect on our business, financial condition and results of operations.

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

As a 50% member of ESSI Probe I LC, an Idaho limited liability company (“Probe I LC”), the Company owns 50% of the hyper-spectral instrument owned by Probe I LC. The Company shares its ownership with the two other members of ESSI Probe I LC, Arthur W. McClain Trust and Francisco Elmudesi (the “Woodstock members”). Pursuant to an agreement dated June 3, 1997 (the “Equipment Usage Agreement”), the Company had the right to purchase the hyper-spectral instrument until June 3, 2007 for the purchase price of $2,250,000.  The Company continues the process of negotiating an extension to the renewal period.

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

The estimated settlement obligation did not increase as of March 31, 2009 compared to the March 31, 2008 balance.

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

Quarter Ended	High	Low

June 30, 2007	.06	.06
September 30, 2007	.07	.06
December 31, 2007	.16	.15
March 31, 2008	.24	.16

June 30, 2008	.09	.04
September 30, 2008	.13	.05
December 31, 2008	.07	.01
March 31, 2009	.02	.00

(b)
Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2009 was approximately 1,257. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

(d)
In the last three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or as otherwise indicated:

Recent Sales of Unregistered Securities

Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)		Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)

3/13/2007	11,400,000	$0.10	$1,140,000	(1)	3/15/2007	250,000	$0.10	$25,000	(1)
3/16/2007	90,750	$0.10	$9,075	(1)	3/28/2007	2,500,000	$0.10	$250,000	(2)
3/31/2007	800,000			(3)	4/18/2007	65,000	$0.40	$26,000	(2)
4/27/2007	265,451	$0.11	$29,350	(1)	6/19/2007	34,386	$0.29	$10,000	(1)
7/18/2007	377,130	$0.22	$82,968	(1)	8/10/2007	98,012	$0.24	$23,523	(1)
9/14/2007	58,824	$0.19	$11,177	(1)	10/16/2007	141,763	$0.11	$15,594	(1)
11/13/2007	500,000	$0.05	$25,000	(4)	11/30/2007	557,143	$0.06	$35,000	(4)
12/17/2007	4,285,714	$0.07	$300,000	(4)	1/18/2008	1,865,000	$0.06	$111,900	(1)
2/13/2008	1,893,387	$0.06	$113,603	(1)	3/1/2008	500,000	$0.05	$25,000	(4)
4/14/2008	1,000,000	$0.06	$62,000	(1)	5/9/2008	392,736	$0.06	$2	(1)
5/9/2008	1,694,418	$0.08	$128,868	(6)	5/12/2008	14,472	$0.08	$1,101	(6)
5/12/2008	582,770	$0.05	$29,131	(1)	6/10/2008	3,000,000	$0.03	$95,000	(4)
6/11/2008	5,000,000	$0.05	$250,000	(4)	6/19/2008	2,841,667	$0.06	$170,500	(1)
7/7/2008	7,500,000	$0.04	$300,000	(4)	7/7/2008	2,000,000	$0.06	$120,000	(1)
7/14/2008	368,228	$0.08	$27,617	(1)	7/14/2008	1,250,000	$0.04	$50,000	(4)
7/22/2008	350,877	$0.05	$17,544	(6)	7/22/2008	400,001	$0.06	$24,800	(6)
7/29/2008	6,779,999	$0.08	$508,500	(4)	8/8/2008	625,000	$0.09	$56,250	(1)
8/8/2008	1,200,000	$0.05	$60,000	(4)	8/15/2008	34,753,788	$0.09	$3,127,841	(5)
9/26/2008	229,906	$0.06	$14,254	(6)	9/26/2008	2,463,672	$0.07	$172,457	(1)
10/6/2008	1,397,773	$0.06	$83,866	(1)	11/5/2008	2,608,844	$0.03	$78,265	(1)
12/10/2008	2,160,087	$0.02	$45,362	(1)	12/10/20088	312,504	$0.06	$19,375	(6)
12/10/2008	759,230	$0.05	$34,925	(6)	2/10/2009	6,000,000	$0.01	$72,000	(1)

(1) Consideration paid for the shares was employee and/or consulting services.
(2) Shares issued for debt consideration.
(3) Consideration paid for Directorship.
(4) Consideration received in a private placement.
(5) Shares issued in connection with the acquisition of assets from the shareholders of General Synfuels International.
(6) Shares issued for stock payable.

Securities authorized for issuance under Equity Compensation Plans
The following table sets forth certain information on the Company’s Equity Compensation Plans as of March 31, 2009 See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	14,076,743

Total	-	-	14,076,743

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

Results of Operations
Our aircraft was grounded in 2006 for required FAA repairs and maintenance and remained grounded through the issuance of this report.  As a result, we have not generated any revenue from our Hyperspectral remote sensing in fiscal year 2009 and 2008.

General and administrative costs were $7,737,533 in fiscal year 2009 compared with $1,454,008 in 2008. This increase was primarily due to the acquisition of all of the outstanding shares of General Synfuels International, Inc. (GSI) an entity controlled by certain management and directors of ESSI.  This transaction was accounted for as an asset purchase due to the fact GSI was dormant.  The $5,494,700 value in excess of the historical cost of the asset was recorded as compensation expense.

Interest expense was $654,867 in fiscal year 2009 compared to $520,850 in 2008. Our interest expense primarily consists of interest from our notes payable and related party debt.

Late fees related to settlement agreement were zero in fiscal year 2009 compared to $3,043,230 in fiscal year 2008.  On March 23, 2005, we entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return an airborne hyperspectral sensor (Probe) and to settle the outstanding obligations under the related capital lease. Under the 2005 Settlement Agreement, we were required to return the Probe on or before August 31, 2005. Due to continuing disputes over various issues, the probe was not returned until 2007.  As the Probe was not returned by the August 2005 due date, we were subject to a shipping, handling and disposition fee of $250,000. In addition, we were subject to interest charges that began accruing on September 2, 2005 at an annual rate of prime plus 4%; rent on the probe of $250,000 per year beginning April 10, 2000 with interest on any unpaid rent accruing at a rate of prime plus 2% through August 31, 2005.  After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

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

The estimated settlement obligation did not increase as of March 31, 2009 compared to the March 31, 2008 balance.  ESSI continues to work for a resolution to this obligation.

We recognized a net loss of $8,496,248 in fiscal year 2009 compared with a net loss of $5,106,887 in 2008.  This significant change in income was due primarily to the acquisition cost of $5,494,700 for GSI in fiscal 2009, discussed in Liquidity and Capital Resources.

Liquidity and Capital Resources
At March 31, 2009, we had $70,618 of cash and cash equivalents and a working capital deficit of $18,570,363.  During fiscal year 2009, we used $832,476 in operating activities, resulting primarily from payments for salaries, services.  Net cash used in operating activities was $452,202 in 2008

On August 15th of 2008 ESSI acquired all of the outstanding shares of General Synfuels International, Inc. (GSI), an entity controlled by certain management and directors of ESSI.  This transaction was accounted for as an asset purchase due to the fact that GSI was dormant, did not have customers or employees and only held certain proprietary rights, patent, technology and construction plans for a gasification process to recover the oil and gas from oil shale.  In addition, the asset was recorded at its historical cost due to the fact that this transaction was between entities under common control.  Prior to the acquisition, both entities were controlled by certain members of management, who were also shareholders and/or Directors.  The $5,494,700 value in excess of the historical cost of the asset was recorded as compensation expense.

ESSI paid the individual GSI Shareholders $5,500,000: 33,333,333 shares of common stock valued at $3,000,000 based on the closing price of ESSI’s stock on the date of the transaction; and $2,500,000 in the form of promissory notes payable to the GSI shareholders in five equal payments of $500,000.  ESSI is currently negotiating a restructuring of terms. At ESSI’s election, each promissory note payable can be converted into ESSI common stock at a 40% discount to the average trading price of ESSI common stock 5 days prior to the emission of payment.  Because this transaction was between related parties, the patent asset was recorded at its historical cost of $5,300 and the remaining value of $5,494,700 was recorded as compensation expense for the period ended September 30, 2008, as the shareholders didn’t contribute any additional assets, tangible or intangible of value.

In addition, ESSI evaluated the conversion option of the promissory note under SFAS No. 133 and EITF 00-19 and determined that the feature does not have characteristics of a liability because the conversion is not at the note holder’s option.

Net cash used by investing activities was $770,000 in 2009 as compared to $0 in 2008, the increase in cash used in investing is primarily due to deposit related to our oil shale recovery prototype .

Net cash provided by financing activities was $1,664,273 in 2009 as compared to $437,841 in 2008 with the increase due to increased cash from sales of our common stock totaling $1,363,500 as well as proceeds from convertible notes of $390,000.

We do not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, we incurred losses from operations of $7,841,381 and $4,601,086 for the years ended March 31, 2009 and 2008, respectively and we have an accumulated deficit of $71,838,024 and negative working capital of $18,570,363 as of March 31, 2009.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Earth Search Sciences, Inc.
Lakeside, Montana

We have audited the accompanying consolidated balance sheets of Earth Search Sciences, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of Earth Search's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Earth Search will continue as a going concern. Earth Search incurred losses from operations for fiscal 2009 and 2008 and has a working capital deficit as of March 31, 2009. These factors raise substantial doubt about Earth Search's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
June 26, 2009

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
ASSETS
Current assets:
Cash	$70,618	$8,821
Prepaid expenses	13,448	-
Loan costs, net of accumulated amortization of $258,003 and $229,987, respectively	17,567	45,583
Total current assets	101,633	54,404

Property and equipment, net accumulated depreciation of $1,040,180 and $936,332 respectively	102,247	206,096
Intangible asset – patents	25,300	-
Deposits	914,516	-
TOTAL ASSETS	$1,143,696	$260,500

LIABILITIES
Current liabilities:
Accounts payable	$1,513,631	$1,345,174
Accounts payable – related parties	389,968	381,456
Accrued expenses	3,395,875	2,902,027
Current portion of notes payable	2,128,440	1,092,126
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	2,557,258	1,792,799
Total current liabilities	18,671,996	16,200,406

Long term portion of notes payable	500,000	-
Long term portion of notes payable – related party	500,000	-
Total liabilities	$19,671,996	$16,200,406

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;194,655,705 and 106,969,733 shares issued and outstanding, respectively	194,654	106,970
Additional paid-in capital	53,315,070	47,494,900
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(71,838,024)	(63,341,776)
Total stockholders’ deficit	(18,528,300)	(15,939,906)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,143,696	$260,500

See accompanying summary of accounting policies   and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008
Operating expenses
Late fees related to settlement agreement	-	3,043,230
Depreciation and amortization	103,848	103,848
General and administrative	7,737,533	1,454,008

Total expenses	7,841,381	4,601,086

Loss from operations	(7,841,381)	(4,601,086)

Other income (expense)
Gain on settlement of debt	-	15,049
Interest expense	(654,867)	(520,850)

Net Loss	$(8,496,248)	$(5,106,887)

Basic and diluted:
Loss per share	$(0.05)	$(0.05)
Weighted average common shares outstanding	161,287,904	99,689,137

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2009 and 2008

	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Subscription Receivable		Accumulated Deficit	Total
Balances at March 31, 2007	96,327,473	$96,328	$46,577,053	$(200,000)		$(250,000)	$(58,234,889)	$(12,011,508)

Payment of subscription receivable						250,000		250,000

Issuance of common stock for debt	65,000	65	25,935					26,000

Issuance of common stock for services	4,734,403	4,734	467,528					472,262

Issuance of common stock for cash	5,842,857	5,843	379,158					385,001

Imputed interest			45,226					45,226

Net loss							(5,106,887)	(5,106,887)

Balances at March 31, 2008	106,969,733	$106,970	$47,494,900	$(200,000)	$		$(63,341,776)	$(15,939,906)

Issuance of common stock payable	1,708,890	1,708	128,261					129,969

Issuance of common stock for services	25,913,750	25,914	1,153,844					1,179,758

Issuance of common stock for cash	26,729,999	26,729	1,336,771					1,363,500

Issuance of common stock for GSI	33,333,333	33,333	2,966,667					3,000,000

Imputed interest			234,627					234,627

Net loss						-	(8,496,248)	(8,496,248)

Balances at March 31, 2009	194,655,705	$194,654	$53,315,070	$(200,000)		$-	$(71,838,024)	$(18,528,300)

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,496,248)	$(5,106,887)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	103,848	103,848
Amortization of deferred finance costs	28,016	29,989
Imputed interest	234,627	45,226
Gain on settlement of debt	-	(15,049)
Common stock issued for services	1,179,758	472,262
Common stock issued for services related to the purchase of asset – General Synfuels Int.	2,994,700	-
Payable issued for services related to the purchase of asset – General Synfuels Int.	2,500,000	-

Changes in assets and liabilities:
Accrued interest – related party	118,584	217,217
Accounts payable and accrued expenses	511,231	542,153
Accounts payable – related party	8,512	6,342
Prepaid and other current assets	(15,504)	132
Accrued settlement liability	-	3,252,565
NET CASH USED IN OPERATING ACTIVITIES	(832,476)	(452,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(20,000)	-
Cash paid for prototype	(750,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(770,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	103,000	341,500
Payment on stockholder loans	(88,541)	(377,000)
Proceeds from subscription receivable	-	250,000
Financing costs	-	(47,347)
Proceeds from issuance of common stock	1,363,500	385,000
Proceeds from issuance of convertible notes	390,000	-
Payment on short-term debt	(103,686)	-
Payment on long-term debt	-	(114,312)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,664,273	437,841

NET DECREASE IN CASH	61,797	(14,361)
CASH AT BEGINNING OF PERIOD	8,821	23,182
CASH AT END OF PERIOD	$70,618	$8,821

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$215,157	$68,481
Taxes paid	-	-

Non-cash financing and investing activities:
Common stock issued for debt repayment	$-	$26,000
Common stock for GSI – non compensation piece	5,300
Capitalized prototype cost in accounts payable	$162,460	-
Stock issued for vendor payable	$129,969
 See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Earth Search Sciences, Inc. (“ESSI”) ceased all operations in the year ended March 31, 2007.

We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc., and General Synfuels International.  In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc.  All of these subsidiaries except General Synfuels International are inactive.

We did not generate any revenue during fiscal year 2009 and 2008, and have no current business operations.

RECLASSIFICATION
Certain prior year amounts have been reclassified to conform with the current year presentation.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation.  Depreciation on our property and equipment is recognized using the straight-line method over estimated useful lives ranging from five years for computers and software, vehicles and equipment to ten years for the Airplane and hyperspectral sensors.

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

For the years ended March 31, 2009 and 2008, ESSI had no stock option issuances.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN
As shown in the accompanying financial statements, we incurred losses from operations of $7,841,381 and $4,601,086 for the years ended March 31, 2009 and 2008, respectively and we have an accumulated deficit of $71,838,024 and negative working capital of $18,570,363 as of March 31, 2009.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT
Property and equipment consists of the following at March 31, 2009:

	Life	Amount
Aircraft	10 years	$925,795
Equipment	5 years	216,357
		1,142,152
Less: accumulated depreciation		(1,039,905)
Property and equipment, net		$102,247

Our aircraft has been grounded since 2006 due to required FAA repairs and upgrades. The total repairs required to make the aircraft flight ready is estimated at $530,000.  We expect to complete the repairs as our cash flows permit.

Depreciation expense totaled $103,848 in both fiscal 2009 and 2008.

NOTE 4 – ACQUISITION OF ASSET FROM ENTITY UNDER COMMON CONTROL
On August 15th of 2008 ESSI acquired all of the outstanding shares of General Synfuels International, Inc. (GSI), an entity controlled by certain management and directors of ESSI. This transaction was account for as an asset purchase due to the fact that GSI was dormant, did not have customers or employees and only held certain proprietary rights, patent, technology and construction plans for a gasification process to recover the oil and gas from oil shale. In addition, the asset was recorded at its historical cost due to the fact that this transaction was between entities under common control. Prior to the acquisition, both entities were controlled by certain members of management who were also stockholders and or Directors. The $5,494,700 value in excess of the historical cost of the asset was recorded as compensation expense.

ESSI paid the individual GSI Shareholders $5,500,000: 33,333,333 shares of common stock valued at $3,000,000 based on the closing price of ESSI’s stock on the date of the transaction; and $2,500,000 in the form of promissory notes payable to the GSI shareholders in five equal payments of $500,000, commencing on the first business day of February 2009, and continuing on the first business day of each sixth calendar month thereafter until paid.  These notes are currently in default and ESSI is negotiating a restructuring of the notes which may entail a swap for preferred equity. At ESSI’s election, each promissory note payable can be converted into ESSI common stock at a 40% discount to the average trading price of ESSI common stock 5 days prior to the emission of payment. Because this transaction was between related parties, the patent asset was recorded at its historical cost of $5,300 and the remaining value of $5,494,700 was recorded as compensation expense for the period ended December 31, 2008, as the shareholders didn’t contribute any additional assets, tangible or intangible of value.

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

Under the terms of the Mr. Danchuk’s Consulting Agreement, performed services for a period of six months and received a fee of $125,000, $50,000 of which was paid upon the execution of the agreement. The remaining $75,000 was paid in the form of a note payable, which during the quarter ending March 31, 2009 the payment schedule was restructured to provide for a stock payment valued at issuance of $12,000 and two cash payments of $12,500 each.  The equity payment was paid in February, 2009 and one cash payment was made during February, 2009.  The remaining cash payment of $12,500 was due on April 15, 2009 and was paid on that date. Mr. Danchuk advised ESSI on the corporate requirements structure of GSI so as to integrate GSI into a successful ESSI subsidiary company as well as the selection and implementation of a new internet website and corporate communication system.  Mr. Danchuk also assisted ESSI in the analysis, planning and production of corporate executive planning documents.

Pursuant to the terms of the Consulting Agreement, Mr. Vance was to be paid $250,000 on December 31, 2008.  ESSI negotiated a stock payment valued at issuance of $60,000 as payment of this agreement.  Mr. Vance advised ESSI in a variety of areas, such as; the direction and strategy for successful mineral and hydrocarbon exploration and exploitation, implementation of the oil shale gasification technology, selection and preparation of superior oil and shale land sites, and the highest and best use of the hyperspectral remote sensing technology. Mr. Vance will also act in an executive managerial capacity as required and hold the position of chairman of the technical Advisory Board for ESSI.

In August 2008, ESSI entered into a one year consulting agreement with Ron McQueen to provide advice to ESSI in technical areas such as construction and installation of the oil shale gasification technology. In consideration for services rendered, Mr. McQueen received 1,420,455 shares of our common stock valued at $127,841, which represents that market value on the date of grant. These shares were issued effective as of the agreement date therefore we recorded expense of $127,841 during the second quarter.

NOTE 5 - Debt
Notes payable consists of the following:

	2009	2008
Installment note payable, currently in default, secured by our assets, with interest at 15%	$687,533	$747,656

Installment note payable, currently in default, with interest at 15%	298,907	342,470

GSI acquisition installment note payable, currently in default (see Note 4)	2,500,000	-

Convertible promissory notes, issued by GSI, with interest at 10%	479,000	-

Other	2,000	2,000

Total	$3,967,440	$1,092,126

As of March 31, 2009 ESSI had two outstanding installment notes with a 15% interest rate both currently in default.  An extension of payment terms are currently being negotiated for both loans.

As of March 31, 209 ESSI  had $2,500,000 outstanding in the form of promissory notes payable to the GSI shareholders in five equal payments of $500,000, commencing on the first business day of February 2009, and continuing on the first business day of each sixth calendar month thereafter until paid.  These notes are currently in default and ESSI is negotiating a restructuring of the notes which may entail a swap for preferred equity. At ESSI’s election, each promissory note payable can be converted into ESSI common stock at a 40% discount to the average trading price of ESSI common stock 5 days prior to the emission of payment.

As of March 31, 2009 our subsidiary General Synfuels International issued 10% convertible promissory notes in the amount of $479,000 of which $89,000 is due to the company from CEO Luis Lugo.  These one year notes carry an automatic conversion into equity of GSI equity, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000.  If GSI is sold before conversion occurs an amount of 1.5 times the principal amount becomes due and payable.

We evaluated the conversion option of the promissory note under SFAS No. 133 and EITF 00-19.  Contracts that are indexed in and potential settled in the stock of a subsidiary is excluded from the scope of EITF 00-12.  Further, EITF 99-01 clarifies that debt convertible into a stock of a consolidated subsidiary should be accounted for in accordance with APB 14 since such instrument is not subject to SFAS No. 133.  APB14 states that no portion of the proceeds should be accounted for as attributable to the conversion feature.  Therefore, these instruments are not considered to be a derivative nor contain a beneficial conversion feature.

For the year ending March 31, 2009 and 2008, we recorded interest expense of $654,867 and $520,850, respectively.

NOTE 6 – RELATED PARTIES
We have financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%.  Stockholder loans totaled $1,718,258 and $1,792,799 and accrued interest of $831,342 and $712,758 for 2009 and 2008, respectively.

NOTE 7 - ACCRUED OFFICERS' COMPENSATION
Accrued compensation consists of the cumulative unpaid compensation due to four corporate officers (Chairman, Chief Executive Officer, Chief Financial Officer and Secretary).  We recorded officer compensation of $572,083 and $240,000 during fiscal 2009 and 2008, respectively, and included these amounts in general and administrative expenses. Accrued officers’ compensation, including accrued interest and taxes, totaled $1,824,235 and $1,377,486 for 2009 and 2008 respectively and is included in accrued expenses.

NOTE 8 - INCOME TAXES
ESSI recorded no provision for income taxes in fiscal 2009 and 2008 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2009, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$9,064,882
Less: valuation allowance	(9,064,882)
Net deferred tax asset	$-

The cumulative net operating loss carry-forward is approximately $26,661,419 at March 31, 2009, and will expire in the years 2016 through 2029. The deferred tax asset has been fully reserved because we are unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code, which may occur in the future. Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.

NOTE 9 - STOCK OPTIONS
For fiscal 2009 and 2008, there were no options granted. During fiscal 2008, all of the options exercisable as of March 31, 2007 expired leaving no stock options outstanding and exercisable as of March 31, 2009.

The following table summarizes the employee stock option transactions described above:

	Shares under Option	Weighted-average exercise price
Balance, March 31, 2007	28,125	$1.31
Options granted	-
Options expired	(28,125)	(1.31)
Options exercised	-	-
Balance, March 31, 2008	-	$-

NOTE 10 – STOCK TRANSACTIONS

COMMON STOCK:
During fiscal 2008, we issued:
·	4,734,403 shares of stock for services valued at $472,262 using the grant-date quoted price of the stock. The 4,734,403 shares vest immediately and therefore $472,262 was expensed during the period.
·	65,000 shares of stock for debt valued at $26,000 using the grant-date quoted price of the stock.
·	5,842,857 shares of stock for cash of $385,001.

During fiscal 2009, we issued:
·	25,913,750 shares of stock for services valued at $1,179,758 using the grant-date quoted price of the stock. 22,072,083 shares vest immediately and therefore $947,258 was expensed during the period.
·	26,729,999 shares of stock for cash of $1,363,500.

·	1,708,890 shares of stock valued at $129,969 for s stock payable pursuant to a consulting agreement.
·	33,333,333 shares of stock valued at $3,000,000 in connection with the acquisition of assets from the shareholders of General Synfuels International.

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

Stock Payable
In September 2007, we retained a consultant to provide accounting and reporting advice and oversight through a one year consulting agreement which was not renewed. In consideration for services rendered, the consultant received shares of our common stock valued at $20,000 per month based on the average closing price of ESSI’s common stock on the five trading days proceeding each month.  As of March 31, 2008, the consultant earned 1,708,889 shares of common stock valued at $129,969.  We are accounting for this service arrangement in accordance with EITF No. 96-18, which requires us to recognize the fair value of the services using a measurement date that is the earlier of the performance commitment date or the date in which the services are completed.  We determined that the services under this arrangement are completed at the end of each quarter and therefore the measurement date is the last day of each quarter.  Shares earned during each quarter are valued using the quoted share price on the last day of each quarter. We recognize the expense as the services are performed and accrue a liability until the shares are actually issued. As of March 31, 2009 there was no liability accrued.

NOTE 11 – SETTLEMENT AGREEMENT
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

The estimated settlement obligation as of March 31, 2009 was $8,686,824.

NOTE 12 – GAIN ON SETTLEMENT OF DEBT
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

NOTE 13 – DEPOSITS
During fiscal year 2009, we recorded $914,516 in deposits related to the development of a prototype related to the oil shale gasification process acquired through GSI.  Of this amount, $750,000 was paid during the year, with the balance of $162,460 recorded as accounts payable, which represent a legel liability for work performed related to the prototype.

NOTE 14 - SUBSEQUENT EVENTS
In May 2009, our subsidiary General Synfuels International issued 10% convertible promissory notes in the amount of $250,000.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of March 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of March 31, 2009, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2008 to the present.

Name	Age	Position

Larry F. Vance	74	Chairman

Luis Lugo	40	Chief Executive Officer

Charles Bridge	42	Chief Financial Officer

Tami J Story	46	Director Secretary/Treasurer/Director

(1)	Effective July, 2008, Mr. Lugo was appointed as Chief Executive Officer of the Company.
(2)	Effective September, 2008, Mr. Bridge was appointed as Chief Financial Officer of the Company.
(3)	Effective April, 1993, Ms. Story was appointed as Secretary and Treasurer of the Company.

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished to us by each individual noted.

Larry F. Vance served as Chief Executive Officer of the Company from April 1985 to July 2008. Since April 8, 1995, Mr. Vance has served as Chairman of the Company. Mr. Vance is also a director of the Company and has been a full-time employee of the Company since 1985. Mr. Vance’s training is in business and marketing. He served in a management capacity for the 3M companies, IBM, and Computer Usage Corporation prior to founding the Company.

Luis Lugo served as Chief Executive Officer of the company since July 2008.  Mr. Lugo brings substantial experience in oil, gas and other process industries. He previously served as Director of Finance and Strategy for 3AG Distribution (Elf Aquitaine Oil Lubricants Venezuela) and was involved in securing capital investment and in developing the distribution system which helped the company achieve six percent of the Venezuelan lubricants market in its first three years of operations.   Mr. Lugo also served as Engagement Manager of global chemicals and strategy practices for Arthur D. Little Management Consulting and as Strategy Analyst for BP Amoco where he developed analytical and financial modeling and valuation of acquisition targets for Latin America, Europe and East Asia.   Mr. Lugo holds an MBA in International Business Finance and an MA in International Economics from The George Washington University in Washington D.C

Charles G. Bridge has served as Chief Financial Officer since September 1, 2008. Mr. Bridge brings a wealth of experience connecting investors with viable corporate partners, raising capital for corporate entities, and managing financial and corporate accounting, SEC and NASD reporting, human resources, and corporate risk matters. Mr. Bridge has held CFO positions in the investment and venture capital fields since 1997.  Mr. Bridge most recently served as Managing Director and Chief Financial Officer with Brooke Private Equity Advisors in Boston where he helped grow the firm to $800 million in assets under management. Prior to that, he served as CFO for Boston Capital Ventures. Mr. Bridge was also CFO for Capital Resource Advisors/Wellesley Group, Inc.  Mr. Bridge holds an M.B.A. from Northeastern University and a B.S. from the University of Maine.

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

Board of Directors Meetings and Subcommittees

Meetings
Our Board of Directors held several meetings during the fiscal year ended March 31, 2009. All board actions were completed through unanimous written consents.

Audit Committee and Financial Expert
Our Board of Directors does not have a separate audit committee. The Board has determined that it does not have a member of its Board that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.

To strengthen our controls, during a portion of fiscal year 2009 retained the services of an outside consultant, HF Services LLC to assist with quarterly and annual reviews of our accounting data.

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

ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended March 31, 2009 and 2008: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the years ended March 31, 2009 and 2008; and (ii) our two other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the years ended March 31, 2009 and 2008 and who were employed by us at March 31, 2009.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Total Compensation ($)
Larry Vance Chief Executive Officer	2009 2008	176,666 (1) 160,000 (1)	0 0	12,000 0	188,666 160,000

Luis Lugo	2009	180,000 (2)	120,000 (2)	0	300,000
Chief Executive Officer	2008	0	0	0	0

Charles Bridge	2009	116,667 (3)	33,750 (3)	0	150,417
Chief Financial Officer	2008	0	0	0	0

Tami J. Story Secretary Treasurer	2009 2008	98,750 (4) 80,000 (4)	0 0	12,000 0	110,750 80,000

(1)	The entire amount of Mr. Vance’s salary was accrued during the fiscal years 2009 and 2008. During the 2009 fiscal year, Mr. Vance was paid $35,000 in accrued salaries earned in prior periods.
(2)	The entire amount of Mr. Lugo’s salary was accrued during the fiscal years 2009. Mr. Lugo’s 2009 bonus was paid in stock.
(3)	The $50,332 of Mr. Bridge’s salary was accrued during the fiscal years 2009. Mr. Bridge’s 2009 bonus was paid in stock.
(4)	The entire amount of Ms. Story’s salary was accrued during the fiscal years 2008 and 2007. During the 2009 fiscal year, Ms. Story was paid $24,000 in accrued salaries earned in prior periods.
(5)	In fiscal year 2009, each of Mr. Vance and Ms. Story received 200,000 shares of our common stock valued at $0.06 per share as compensation for serving as a director of the Company.

Outstanding Equity Awards at Fiscal Year End
There were no outstanding equity awards held by our officers at March 31, 2009.

Director Compensation
The Company does not currently have any non-employee directors; in fiscal year 2009, each of Mr. Vance and Ms. Story received 200,000 shares of our common stock valued at $0.06 per share as compensation for serving as a director of the Company.

Employment Contracts
On January 1, 2009, the Company entered into an employment agreement with Mr. Larry Vance. Pursuant to the agreement, the Company will pay Mr. Vance an annual salary of $200,000. In the event of termination of Mr. Vance without cause or due to a change in control, the Company will pay Mr. Vance two years of annual salary. Mr. Vance’s options and vesting criteria are described above and in Note 8 to the attached consolidated financial statements. The term of this agreement is four years.

On January 1, 2009, the Company entered into an employment agreement with Ms. Tami Story. Pursuant to the agreement, the Company will pay Ms. Story an annual salary of $125,000. In the event of termination of Ms. Story without cause or due to a change in control, the Company will pay Ms. Story two years of annual salary. Ms. Story’s options and vesting criteria are described above and in Note 8 to the attached consolidated financial statements. The term of this agreement is four years.

On July 1, 2008, the Company entered into an employment agreement with Mr. Luis Lugo. Pursuant to the agreement, the Company will pay Mr. Vance an annual salary of $240,000. In the event of termination of Mr. Lugo without cause or due to a change in control, the Company will pay Mr. Lugo one year of annual salary.

On September 1, 2008, the Company entered into an employment agreement with Mr. Charles Bridge. Pursuant to the agreement, the Company will pay Mr. Bridge an annual salary of $200,000. In the event of termination of Mr. Bridge without cause or due to a change in control, the Company will pay Mr. Bridge six months of annual salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding ownership of the Company’s Common Stock as of March 31, 2009 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class
Larry Vance	65,075,302 (2)	72%
P.O. Box 763
Lakeside, MT 59922

Tami Story	19,258,922	21%
P.O. Box 763
Lakeside, MT 59901

Luis Lugo	3,250,000	4%
45B Water Street
Natick, MA 01760

Charles Bridge	2,819,444	3%
30 Kaileys Way
Groton, MA 01450

All directors and officers	90,403,668	100%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2009 and March 31, 2008 and fees billed for other services rendered by Malone & Bailey during those periods.

	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$61,769	$54,215
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$20,000
Total	$61,769	$74,215

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm

As we do not currently have an audit committee, our Board of Directors has a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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

By:/s/Luis Lugo
Luis Lugo
Chief Executive Officer
Date: June 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Luis Lugo	Chief Executive Officer and Director
Luis Lugo	(Principal Executive Officer)
Date: June 26, 2009

/s/ Charles G. Bridge Jr.	Chief Financial Officer
Charles G. Bridge Jr.	(Principal Financial Officer)
Date: June 26, 2009