Form 10-Q
period 2009-06-30
EARTH SEARCH SCIENCES INC
filed 2009-08-07
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009

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

Number of shares of common stock outstanding at August 7, 2009: 194,655,705

EARTH SEARCH SCIENCES, INC.
TABLE OF CONTENTS

FORM 10-Q
QUARTER ENDED June 30, 2009

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	March 31, 2009

ASSETS
Current assets:
Cash	$67,400	$70,618
Prepaid expenses	9,698	13,448
Loan costs, net of accumulated amortization of $259,089 and $258,003, respectively	16,481	17,567
Total current assets	93,579	101,633

Property and equipment, net accumulated depreciation of $1,066,142 and $1,040,180, respectively	76,285	102,247
Intangible asset – patent	25,300	25,300
Deposits	887,076	914,516
TOTAL ASSETS	$1,082,240	$1,143,696

LIABILITIES
Current liabilities:
Accounts payable	$1,441,155	$1,513,631
Accounts Payable – related parties	407,822	389,968
Accrued expenses	3,660,077	3,395,875
Current portion of notes payable	2,878,440	2,128,440
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	3,061,058	2,557,258
Total current liabilities	20,135,376	18,671,996

Long term portion of notes payable	-	500,000
Long term portion of notes payable – related parties	-	500,000

Total liabilities	20,135,376	19,671,996

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, $.001 par value, none issued or outstanding or none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 194,655,705 and 194,655,705 shares issued and outstanding, respectively	194,654	194,654
Additional paid-in capital	53,390,070	53,315,070
Treasury Stock	(200,000)	(200,000)
Accumulated deficit	(72,437,860)	(71,838,024)
Total stockholders’ deficit	(19,053,136)	(18,528,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,082,240	$1,143,696

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2009	2008

Revenues	$-	$-

Operating expenses
Depreciation and amortization	25,962	25,962
General and administrative	392,282	275,706

Total expenses	418,244	301,668

Loss from operations	(418,244)	(301,668)

Interest expense	(181,592)	(119,579)

Net loss	$(599,836)	$(421,247)

Basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	194,655,705	111,376,933

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(599,836)	$(421,247)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	25,962	25,962
Amortization of deferred finance costs	1,086	7,004
Common stock issued for services	-	285,202
Common stock issued for vendor payable	-	129,969
Imputed interest	75,000	11,405

Changes in assets and liabilities:
Accounts payable and accrued expenses	203,951	(282,895)
Accounts payable – related party	17,854	-
Accrued interest – related parties	50,215	44,544
Prepaid expenses and other current asset	3,750	-
NET CASH USED IN OPERATING ACTIVITIES	(222,018)	(200,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for prototype	(35,000)	-
NET CASH USED IN OPERATING ACTIVITIES	(35,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	3,800	-
Repayment on related party debt	-	(65,032)
Proceeds from issuance of common stock	-	345,000
Proceeds from issuance of convertible notes	250,000	-
Principal payments on short-term debt	-	(68,299)
NET CASH PROVIDED BY FINANCING ACTIVITIES	253,800	211,669

NET INCREASE (DECREASE) IN CASH	(3,218)	11,613
CASH AT BEGINNING OF PERIOD	70,618	8,821
CASH AT END OF PERIOD	$67,400	$20,434

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$53	$110,738
Taxes paid	-	-

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2009 as reported in the 10-KSB have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN
As shown in the accompanying financial statements, we incurred a net loss of $599,836 for the three months ended June 30, 2009 and had an accumulated deficit of $72,437,860 and a working capital deficit of $20,041,797 as of June 30, 2009. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 – DEBT
During the quarter ended June 30, 2009 our subsidiary General Synfuels International issued $250,000 of 10% convertible promissory notes. These notes will automatically convert to equity, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000. The notes contain a change of control feature and become due and payable at 1.5 times the principal amount upon a change of control. We evaluated the conversion feature under SFAS No. 133 and determined that the convertible shares are not readily convertible into cash and therefore does not meet the provisions of net settlement.

In connection with the notes, we issued a warrant that allows the debt holder to purchase $250,000 in GSI’s Series A Preferred Stock at fair market value. Because there is no strike price for the warrant as it is equal to the fair value of the equity securities on the date of issuance, no value was assigned to the warrant.

NOTE 4 – SUBSEQUENT EVENTS
On July 9, 2009, the holders of our $2.5 million convertible notes that were issued in connection with the purchase of GSI agreed to exchange their convertible notes for convertible preferred stock with an equal face value. The preferred stock is convertible at $0.08 cents per share and the entire $2.5 million is convertible into an aggregate 31,250,000 shares of series C preferred shares.

The Series C Convertible Preferred shares contain dividend participation and voting rights on an as converted basis.  In addition, the Series C Convertible Preferred shareholders have preferential rights over other classes of stock in the event of liquidation. The Series C Convertible Preferred shares contain a mandatory conversion feature which is triggered on the fifth anniversary of the closing date, or July 8, 2014.  These preferred shares are convertible into an aggregate of 31,250,000 common shares.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS
Earth Search Sciences, Inc. (ESSI) is a Utah corporation. We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except Petro Probe were inactive during fiscal 2007 and 2008. General Synfuels International became active during the quarter ending December 31, 2008.

We did not generate any revenue during fiscal year 2008, have no current business operations and are currently focused on two potential business ventures.

Starting in July 2008, Luis Lugo replaced Larry Vance as CEO of ESSI and joined the Board of Directors. Mr. Vance remains as Chairman of Board of ESSI.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our proof of concept prototype. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our prototype. Our current plan is to complete a field test of this technology as early as the fourth quarter of 2009 and subsequent commercial development as early as 2011.  Additionally we have secured oil shale land in both Wyoming and Colorado.

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

During the quarter ended June 30, 2009, we held $887,076 in deposits related to the development of a prototype related to the oil shale gasification process acquired through GSI.  During the quarter GSI received a credit in the amount of $27,440 from ISI. Additionally, $35,000 was paid during the three months ended June 30, 2009, with the balance of $100,020 recorded as accounts payable. Once the prototype is complete, further investment will be required for commercial production.

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

RESULTS OF OPERATIONS
Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the three months ended June 30, 2009 or 2008.

Depreciation and amortization expense was $25,962 for the three month period ended June 30, 2009 and June 30, 2008.

General and administrative expenses were $392,282 for the three month period ended June 30, 2009, compared to $275,706 for the corresponding period of 2008 . General and administrative expenses are higher primarily due to the additional activity in General Synfuels International, Inc.

Interest expense for the three month period ended June 30, 2009, was $181,592 compared to interest expense of $119,579 for the corresponding period in 2008. The increase in interest expense is primarily due to the added interest from the GSI Acquisition notes.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $222,018 for the three month period ended June 30, 2009 compared to net cash used by operating activities of $200,056 for the three month period ended June 30, 2008. The increase in cash used in operations is primarily due to deposits related to our oil shale recovery prototype and the payment of various accounts payable.

Net cash used by investing activities was $35,000 for the three month ended June 30, 2009 compared to $0 for the three month period ended June 30, 2008. The increase in cash used in investing is primarily due to deposit related to our oil shale recovery prototype .

Net cash provided by financing activities was $253,800 for the three month period ended June 30, 2009 compared to cash provided of $211,669 for the same period of 2008. During the three months ended June 30, 2009, we received $250,000 in debt financing. This compared to cash proceeds from a private placement of $345,000 for the similar period in 2008 that was offset by payments on debt and financing costs of $133,331.

We are experiencing working capital deficiencies because of operating losses. We have operated with funds received from the sale of common stock, the issuance of notes and no operating revenue. Our ability to continue as a going concern is dependent upon continued debt or equity financings until or unless we are able to generate cash flows to sustain ongoing operations. We plan to increase the number of revenue producing services through the development of our oil shale extraction technology and the use of additional hyperspectral instruments and thereby continue as a going concern. There can be no assurance that we can generate sufficient operating cash flows or raise the necessary funds to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, ESSI is not required to provide disclosure under this Part I, Item 3.

ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2009 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. The material weakness is identified below and as of June 30, 2009 have been partially remediated.

There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION REQUIRED

Item 1. Legal proceedings
None

Item 2. Unregistered sales of equity securities
During the three month period ended June 30, 2009, we did not issue any shares of unregistered equity securities.

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

10.8	Agreement for Debt Settlement between Earth Search Sciences, Inc. and Larry Vance dated July 9, 2009

10.9	Agreement for Debt Settlement between Earth Search Sciences, Inc. and Ken Danchuk dated July 9, 2009

11.1	Agreement for Debt Settlement between Earth Search Sciences, Inc. and Ron McQueen dated July 9, 2009

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

EARTH SEARCH SCIENCES, INC.

Date: August 7, 2009	/s/ Luis F. Lugo
Luis F. Lugo
Principal Executive Officer

Date: August 7, 2009	/s/ Charles G. Bridge
Charles Bridge
Principal Accounting Officer