Form 10-Q
period 2009-09-30
EARTH SEARCH SCIENCES INC
filed 2009-11-09
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at November 9, 2009: 195,005,705

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS
FORM 10-Q

QUARTER ENDED
September 30, 2009

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	March 31, 2009

ASSETS
Current assets:
Cash	$6,530	$70,618
Prepaid expenses	5,000	13,448
Loan costs, net of accumulated amortization of $260,175 and $258,003, respectively	15,395	17,567
Total current assets	26,925	101,633

Property and equipment, net accumulated depreciation of $1,092,104 and $1,040,180, respectively	50,323	102,247
Intangible asset – patent	25,300	25,300
Deposits	887,076	914,516
TOTAL ASSETS	$989,624	$1,143,696

LIABILITIES
Current liabilities:
Accounts payable	$1,507,272	$1,513,631
Accounts Payable – related parties	415,551	389,968
Accrued expenses	3,931,351	3,395,875
Current portion of notes payable	1,628,440	2,128,440
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	1,811,058	2,557,258
Total current liabilities	17,980,496	18,671,996

Long term portion of notes payable	-	500,000
Long term portion of notes payable – related parties	-	500,000

Total liabilities	17,980,496	19,671,996

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 and 0 issued and outstanding, respectively	31,250	-
Common stock, $.001 par value; 300,000,000 shares authorized; 195,005,705 and 194,655,705 shares issued and outstanding, respectively	195,004	194,654
Additional paid-in capital	55,091,720	53,315,070
Treasury Stock	(200,000)	(200,000)
Accumulated deficit	(72,108,846)	(71,838,024)
Total stockholders’ deficit	(16,990,872)	(18,528,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$989,624	$1,143,696

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	25,962	25,962	51,924	51,924
General and administrative	324,764	6,410,526	717,046	6,686,232

Total expenses	350,726	6,436,488	768,970	6,738,156

Loss from operations	(350,726)	(6,436,488)	(768,970)	(6,738,156)

Gain on conversion of debt	781,250		781,250	-
Interest expense	(101,510)	(153,129)	(283,102)	(272,708)

Net income/(loss)	$329,014	$(6,589,617)	$(270,822)	$(7,010,864)

Basic and diluted:
Loss per share	$0.00	$(0.04)	$(0.00)	$(0.05)
Weighted average common shares outstanding - basic	194,796,466	156,926,195	194,726,470	134,276,016
Weighted average common shares outstanding - diluted	225,706,792	156,926,195	194,726,470	134,276,016

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(270,822)	$(7,010,864)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	51,924	51,924
Amortization of deferred finance costs	2,172	14,008
Gain on conversion of debt	(781,250)	-
Common stock issued for services	7,000	843,004
Common stock issued for vendor payable	-	129,969
Common stock issued for services related to the purchase of asset – General Synfuels International	-	2,994,700
Payable issued for services related to the purchase of asset- General Synfuels International	-	2,500,000
Imputed interest	82,500	61,117

Changes in assets and liabilities:
Accounts payable and accrued expenses	501,116	(170,574)
Accounts payable – related party	25,583	60,199
Accrued interest – related parties	100,441	18,478
Deposits	-	(652,056)
Prepaid expenses and other current asset	8,448	(11,960)
NET CASH USED IN OPERATING ACTIVITIES	(272,888)	(1,172,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(45,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(45,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	3,800	3,000
Repayment on related party debt	-	(88,541)
Proceeds from issuance of common stock	-	1,363,500
Proceeds from issuance of convertible notes	250,000	-
Principal payments on short-term debt	-	(103,686)
NET CASH PROVIDED BY FINANCING ACTIVITIES	253,800	1,174,273

NET INCREASE (DECREASE) IN CASH	(64,088)	2,218
CASH AT BEGINNING OF PERIOD	70,618	8,821
CASH AT END OF PERIOD	$6,530	$11,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56	$169,192
Taxes paid	-	-

Non-cash financing and investing activities
Common stock issued for asset	$-	$5,300
Deposit included in account payable	$27,440	$119,881
Prepaid compensation in account payable	$-	$75,000
Preferred stock issued for convertible related party debt	$1,250,000	$-

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Six months ended September 30, 2009
(Unaudited)

Description	Preferred Stock	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total

Balances at March 31, 2009	-	-	194,655,705	194,654	53,315,070	(200,000)	(71,838,024)	(18,528,300)

Imputed Interest					82,500			82,500
Issue Preferred stock for convertible debt	15,625,000	15,625			453,125			468,750
Issue Preferred stock for convertible related party debt	15,625,000	15,625			1,234,375			1,250,000
Issue Common stock for services			350,000	350	6,650			7,000
Net Loss							(270,822)	(270,822)
Balances at September 30, 2009	31,250,000	31,250	195,005,705	195,004	55,091,720	(200,000)	(72,108,846)	(16,990,872)

See accompanying notes to unaudited consolidated financial statements

EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. (“ESSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2009 as reported in the 10-KSB have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN
As shown in the accompanying financial statements, we incurred a net loss of $270,822 for the six months ended September 30, 2009 and had an accumulated deficit of $72,108,846 and a working capital deficit of $17,953,571 as of September 30, 2009. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 – CONVERSION OF DEBT TO PREFERRED STOCK
On July 9, 2009, we issued 31,250,000 shares of Series C Convertible Preferred Stock in exchange for $2,500,000 of convertible debt outstanding at that time. Each preferred share is convertible into one share of common at the holder’s option until July 9, 2014, at which time the preferred shares are automatically converted to common stock provided that the company is in compliance with certain terms. Holders of preferred shares have voting rights equal to the equivalent number of common shares and participate in any cash dividends declared by the Board of Directors. In addition, holders of the preferred shares have a preferential right over other classes of stock in the event of liquidation. Based on its characteristics, the preferred shares are reported as equity.

We evaluated the notes conversion features under FASB ASC 470 and determined that the convertible notes is settled with preferred stock and therefore do not meet the criteria for troubled debt restructuring  or a modification of debt.

The preferred stock is convertible at $0.08 cents per share and the entire $2.5 million is convertible into an aggregate 31,250,000 shares of series C preferred shares.

The Series C Convertible Preferred shares contain dividend participation and voting rights on an as converted basis.  In addition, the Series C Convertible Preferred shareholders have preferential rights over other classes of stock in the event of liquidation. The Series C Convertible Preferred shares contain a mandatory conversion feature which is triggered on the fifth anniversary of the closing date, or July 8, 2014.  These preferred shares are convertible into an aggregate of 31,250,000 common shares. The conversion feature was evaluated under FASB ASC 815 to determine whether it should be bifurcated and recorded as a derivative liability. Based on this evaluation, the embedded feature is clearly and closely related to the host contract and is therefore not bifurcated under the appropriate accounting guidance. As a result, there is no derivative liability.

NOTE 4 - EQUITY
On August 24, 2009, the Company issued 350,000 shares of common stock valued at $7,000 for consulting services. The value of the stock was based on the quoted market price on the measurement date, which was primarily the date of grant.

NOTE 5 - DEBT
On May 22, 2009 our subsidiary General Synfuels International issued $250,000 of 10% convertible promissory notes. These notes will automatically convert into GSI, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000. The notes contain a change of control feature and become due and payable at 1.5 times the principal amount upon a change of control. We evaluated the conversion feature under FASB ASC 815 and determined that the conversion feature should not be bifurcated and therefore there is no derivative liability.

In connection with the notes, we issued a warrant that allows the debt holder to purchase $250,000 in GSI’s Series A Preferred Stock at fair market value. The warrants allow the note holder to purchase GSI Preferred stock at the fair market price. Consequently, there was no value assigned to the warrant.

NOTE 6 – SUBSEQUENT EVENTS
The Company evaluated subsequent events through November 9, 2009 and determine there were none requiring disclosure.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Item 2 of Part I of this Quarterly Report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology as early as the fourth quarter of 2009 and subsequent commercial development as early as 2011.  Additionally we have secured oil shale land in both Wyoming and Colorado.

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

ESSI paid the individual GSI Shareholders $5,500,000: 33,333,333 shares of common stock valued at $3,000,000 based on the closing price of ESSI’s stock on the date of the transaction; and $2,500,000 in the form of promissory notes payable to the GSI shareholders in five equal payments of $500,000. On July 9, 2009, the holders of our $2.5 million convertible promissory notes that were issued in connection with the purchase of GSI agreed to exchange their convertible notes for convertible preferred stock with an equal face value. The preferred stock is convertible at $0.08 cents per share and the entire $2.5 million is convertible into an aggregate 31,250,000 shares of series C preferred shares.

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

GSI is currently examining various private oil shale sites in Colorado and Wyoming for a test plant as well as starting the process of applying for a Bureau of Land Management R&D oil shale lease. The first plant is budgeted for approximately $8 million as a first stage development cost. The purpose of this plant is to prove certain operating variables.

During the quarter ended September 30, 2009, we held $887,076 in deposits related to the development of a plant related to the oil shale gasification process acquired through GSI.  During the quarter, $10,000 was paid with the balance of $90,020 recorded as accounts payable. Once the plant is complete, further investment will be required for commercial production.

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

RESULTS OF OPERATIONS
Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the six months ended September 30, 2009 or 2008.

Depreciation and amortization expense was $51,924 for the six month period ended September 30, 2009 and September 30, 2008.

General and administrative expenses were $717,046 for the six month period ended September 30, 2009, compared to $6,686,232 for the corresponding period of 2008. General and administrative expenses are higher primarily for the six month ended September 30, 2008 is due to the acquisition of General Synfuels International, Inc.

Interest expense for the six month period ended September 30, 2009, was $283,102 compared to interest expense of $272,708 for the corresponding period in 2008. The increase in interest expense is primarily due to the added interest from the GSI Acquisition notes.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $272,888 for the six month period ended September 30, 2009 compared to net cash used by operating activities of $1,172,055 for the six month period ended September 30, 2008. The decrease in cash used in operations is primarily due to deposits related to our oil shale recovery plant and the payment of various accounts payable.

Net cash used by investing activities was $45,000 for the six month ended September 30, 2009 compared to $0 for the three month period ended June 30, 2008. The increase in cash used in investing is primarily due to deposit related to our oil shale recovery plant.

Net cash provided by financing activities was $253,800 for the six month period ended September 30, 2009 compared to cash provided of $1,174,273 for the same period of 2008. During the Six months ended September 30, 2009, we received $250,000 in debt financing. This compared to cash proceeds from a private placement of $1,363,500 for the similar period in 2008 that was offset by payments on debt and financing costs of $192,227.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2009 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. The material weakness is identified below and as of September 30, 2009 have been partially remediated.

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

PART II
OTHER INFORMATION REQUIRED

Item 1.  Legal proceedings
None

Item 2.  Unregistered sales of equity securities
On August 24, 2009, the Company issued 350,000 shares of common stock valued at $7,000 for consulting services. The value of the stock was based on the quoted market price on the measurement date, which was primarily the date of grant.

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

10.1
Purchase and Sale of Business Agreement between Earth Search Sciences, Inc. and Ken Danchuk, Ron McQueen and Larry Vance dated August 15, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.2
Promissory Note of Earth Search Sciences, Inc. in favor of Ken Danchuk dated August 15, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.3
Promissory Note of Earth Search Sciences, Inc. in favor of Ron McQueen dated August 15, 2008 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.4
Promissory Note of Earth Search Sciences, Inc. in favor of Larry Vance dated August 15, 2008 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.5
Agreement for Consulting Services between Earth Search Sciences, Inc. and Ken Danchuk dated August 15, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.6
Agreement for Consulting Services between Earth Search Sciences, Inc. and Ron McQueen dated August 15, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.7
Agreement for Consulting Services between Earth Search Sciences, Inc. and Larry Vance dated August 15, 2008 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8K as filed September 9, 2008)

10.8
Agreement for Debt Settlement between Earth Search Sciences, Inc. and Larry Vance dated July 9, 2009 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 10Q as filed August 7, 2009)

10.9
Agreement for Debt Settlement between Earth Search Sciences, Inc. and Ken Danchuk dated July 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 10Q as filed August 7, 2009)

11.1
Agreement for Debt Settlement between Earth Search Sciences, Inc. and Ron McQueen dated July 9, 2009 (Incorporated by reference to Exhibit 11.1 to the Registrant’s Current Report on Form 10Q as filed August 7, 2009)

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

EARTH SEARCH SCIENCES, INC.

Date: November 9, 2009	//s// Luis F. Lugo
Luis F. Lugo
Principal Executive Officer

Date: November 9, 2009	//s// Charles Bridge
Charles Bridge
Principal Accounting Officer