Form 10-Q/A
period 2009-09-30
EARTH SEARCH SCIENCES INC
filed 2010-02-16
CIK 752634

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

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED September 30, 2009

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009 (restated)	March 31, 2009
ASSETS
Current assets:
Cash	$321,244	$70,618
Prepaid expenses	5,000	13,448
Loan costs, net of accumulated amortization of $260,175 and $258,003, respectively	15,395	17,567
Total current assets	341,639	101,633

Property and equipment, net accumulated depreciation of $1,092,104 and $1,040,180, respectively	50,323	102,247
Intangible asset – patent	25,300	25,300
Deposits	887,076	914,516
TOTAL ASSETS	$1,304,338	$1,143,696

LIABILITIES
Current liabilities:
Accounts payable	$1,456,148	$1,513,631
Accounts Payable – related parties	415,551	389,968
Accrued expenses	3,926,453	3,395,875
Current portion of notes payable	2,028,440	2,128,440
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	1,803,058	2,557,258
Total current liabilities	18,316,474	18,671,996

Long term portion of notes payable	-	500,000
Long term portion of notes payable – related parties	-	500,000

Total liabilities	18,316,474	19,671,996

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 and 0 issued and outstanding, respectively or none issued and outstanding	31,250	-
Common stock, $.001 par value; 300,000,000 shares authorized; 195,005,705 and 194,655,705 shares issued and outstanding, respectively	195,005	194,654
Additional paid-in capital	55,091,720	53,315,070
Treasury Stock	(200,000)	(200,000)
Accumulated deficit	(72,130,111)	(71,838,024)
Total stockholders’ deficit	(17,012,136)	(18,528,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,304,338	$1,143,696

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	(restated) 2009	2008	(restated) 2009	2008

Revenues	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	25,962	25,962	51,924	51,924
General and administrative	346,885	6,410,526	739,167	6,686,232

Total expenses	372,847	6,436,488	791,091	6,738,156

Loss from operations	(372,847)	(6,436,488)	(791,091)	(6,738,156)

Gain on conversion of debt	781,250		781,250	-
Interest expense	(100,653)	(153,129)	(282,246)	(272,708)

Net income/(loss)	$307,750	$(6,589,617)	$(292,087)	$(7,010,864)

Basic and diluted:
Loss per share	$0.00	$(0.04)	$(0.00)	$(0.05)
Weighted average common shares outstanding - basic	194,796,466	156,926,195	194,726,470	134,276,016
Weighted average common shares outstanding - diluted	225,706,792	156,926,195	194,726,470	134,276,016

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	(restated) 2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(292,087)	$(7,010,864)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	51,924	51,924
Amortization of deferred finance costs	2,172	14,008
Gain on conversion of debt	(781,250)	-
Common stock issued for services	7,001	843,004
Common stock issued for vendor payable	-	129,969
Common stock issued for services related to the purchase of asset – General Synfuels International	-	2,994,700
Payable issued for services related to the purchase of asset- General Synfuels International	-	2,500,000
Imputed interest	82,500	61,117

Changes in assets and liabilities:
Accounts payable and accrued expenses	495,094	(170,574)
Accounts payable – related party	25,583	60,199
Accrued interest – related parties	100,441	18,478
Deposits	-	(652,056)
Prepaid expenses and other current asset	8,448	(11,960)
NET CASH USED IN OPERATING ACTIVITIES	(300,174)	(1,172,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(95,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(95,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	3,800	3,000
Repayment on related party debt	(8,000)	(88,541)
Proceeds from issuance of common stock	-	1,363,500
Proceeds from issuance of convertible notes	650,000	-
Principal payments on short-term debt	-	(103,686)
NET CASH PROVIDED BY FINANCING ACTIVITIES	645,800	1,174,273

NET INCREASE (DECREASE) IN CASH	250,626	2,218
CASH AT BEGINNING OF PERIOD	70,618	8,821
CASH AT END OF PERIOD	$321,244	$11,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56	$169,192
Taxes paid	-	-

Non-cash financing and investing activities
Common stock issued for asset	$-	$5,300
Deposit included in account payable	$27,440	$119,881
Prepaid compensation in account payable	$-	$75,000
Preferred stock issued for convertible related party debt	$1,250,000	$-

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Six months ended September 30, 2009 (restated)
 (Unaudited)

					Additional
	Preferred	Stock	Common	Stock	Paid-in	Treasury	Retained
Description	Stock	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balances at March 31. 2009	-	-	194,655,705	194,654	53,315,070	(200,000)	(71,838,024)	(18,528,300)

Imputed Interest					82,500			82,500
Issue Preferred stock for convertible debt	15,625,000	15,625			453,125			468,750
Issue Preferred stock for convertible related party debt	15,625,000	15,625			1,234,375			1,250,000
Issue Common stock for services			350,000	351	6,650			7,001
Net Loss							(292,087)	(292,087)
Balances at September 30, 2009	31,250,000	31,250	195,005,705	195,005	55,091,720	(200,000)	(72,130,111)	(17,012,136)

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $292,087 for the six months ended September 30, 2009 and had an accumulated deficit of $72,130,111 and a working capital deficit of $17,974,835 as of September 30, 2009. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

Earth Search has value the Preferred Shares by using the market value of the company’s Common Stock.   On the date of the conversion, July 9, 2009, the Fair Value of stock and noted to be $468,750 which result a gain of $781,250

The Series C Convertible Preferred shares contain dividend participation and voting rights on an as converted basis.  In addition, the Series C Convertible Preferred shareholders have preferential rights over other classes of stock in the event of liquidation. The Series C Convertible Preferred shares contain a mandatory conversion feature which is triggered on the fifth anniversary of the closing date, or July 8, 2014.  These preferred shares are convertible into an aggregate of 31,250,000 common shares. The conversion feature was evaluated under FASB ASC 815 to determine whether it should be bifurcated and recorded as a derivative liability. Based on this evaluation, the embedded feature is clearly and closely related to the host contract and is therefore not bifurcated under the appropriate accounting guidance. As a result, there is no derivative liability.

NOTE 4 - EQUITY

On August 24, 2009, the Company issued 350,000 shares of common stock valued at $7,001 for consulting services. The value of the stock was based on the quoted market price on the measurement date, which was primarily the date of grant.

NOTE 5 - DEBT

On September 18, 2009 we issued $400,000 of 10% promissory notes.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 5, 2009 and determined there were none requiring disclosure.

Note 7           RESTATEMENT

In connection with our review of our financials on January 15, 2010, we identified an error in the accounting for certain expenses and a Loan issuance.  These transactions were inadvertently not recorded.

The effects of the restatement on reported amounts for the three months ended September 30, 2009 are presented below in the following tables:

	Three months ended September 30, 2009
		As Reported		Adjustments		As Restated

Operating expenses
Depreciation and amortization		$25,962		-		25,962
General and administrative		324,764		22,121		346,885
Total expenses		350,726		22,121		372,847
	$		$		$
Loss from operations		(350,726)		(22,121)		(372,847)

Gain on conversion of debt		$781,250		$-		$781,250

Interest expense		(101,510)		(857)		(100,653)

Net income/(loss)		329,023		21,264		307,750

	September 31, 2009
	As Reported	Current Year Adjustments	As Restated
ASSETS
Current assets:
Cash	$6,530	314,714	$321,244
Prepaid expenses	5,000	-	5,000
Loan costs, net of accumulated amortization of $260,175 and $258,003, respectively	15,395	-	15,395
Total current assets	26,925	314,714	341,639

LIABILITIES

Current liabilities:
Accounts payable	$1,507,272	$(51,124)	$1,456,148
Accounts Payable – related parties	415,551	-	415,551
Accrued expenses	3,931,351	(4,898)	3,926,453
Current portion of notes payable	1,628,440	400,000	2,028,440
Settlement obligation	8,686,824	-	8,686,824
Current portion of notes payable – related parties	1,811,058	(8,000)	1,803,058
Total current liabilities	17,980,496	335,978	18,316,474

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

Depreciation and amortization expense was$25,962 for the three month period ended September 30, 2009 and September 30, 2008 and $51,924 for the six month period ended September 30, 2009 and September 30, 2008.

General and administrative expenses were $346,885 for the three month period ended September 30, 2009 compared to $6,410,526 for the three month period ended September 30, 2008 General and administrative expenses were $739,167 for the six month period ended September 30, 2009, compared to $6,686,232 for the corresponding period of 2008. General and administrative expenses are higher primarily for the three and six month ended September 30, 2008 is due to the acquisition of General Synfuels International, Inc.

Interest expense for the three month period ended September 30, 2009 was $100,653 compared to $153,129 for the period ended September 30, 2008.  Interest expense for the six month period ended September 30, 2009, was $282,246 compared to interest expense of $272,708 for the corresponding period in 2008. The reduction in interest expense for the three month period is primarily due to the conversion of the GSI Acquisition notes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $300,174 for the six month period ended September 30, 2009 compared to net cash used by operating activities of $1,172,055 for the six month period ended September 30, 2008. The decrease in cash used in operations is primarily due to deposits related to our oil shale recovery plant and the payment of various accounts payable.

Net cash used by investing activities was $95,000 for the six month ended September 30, 2009 compared to $0 for the three month period ended June 30, 2008. The increase in cash used in investing is primarily due to deposit related to our oil shale recovery plant.

Net cash provided by financing activities was $645,800 for the six month period ended September 30, 2009 compared to cash provided of $1,174,273 for the same period of 2008. During the Six months ended September 30, 2009, we received $650,000 in debt financing. This compared to cash proceeds from a private placement of $1,363,500 for the similar period in 2008 that was offset by payments on debt and financing costs of $192,227.

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

ITEM 4T. CONTROLS AND PROCEDU RES

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
OTHER INFORMATION REQUIRED

Item 1.  Legal proceedings

None

Item 2.  Unregistered sales of equity securities

On August 24, 2009, the Company issued 350,000 shares of common stock valued at $7,001 for consulting services. The value of the stock was based on the quoted market price on the measurement date, which was primarily the date of grant.

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

EARTH SEARCH SCIENCES, INC.

Date: February 16, 2010	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: February 16, 2010	/s/ Tami Story
Tami Story
Principal Accounting Officer