Form 10-Q
period 2009-12-31
EARTH SEARCH SCIENCES INC
filed 2010-02-16
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2009

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

Number of shares of common stock outstanding at February 12, 2009: 199,487,890

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED December 31, 2009

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2009	March 31, 2009

ASSETS
Current assets:
Cash	$110,263	$70,618
Prepaid expenses	1,250	13,448
Loan costs, net of accumulated amortization of $261,261 and $258,003, respectively	14,309	17,567
Total current assets	125,822	101,633

Property and equipment, net accumulated depreciation of $1,117,790 and $1,040,180, respectively	24,362	102,247
Intangible asset – patent	25,300	25,300
Deposits	887,076	914,516
TOTAL ASSETS	$1,062,560	$1,143,696

LIABILITIES
Current liabilities:
Accounts payable	$1,427,467	$1,513,631
Accounts Payable – related parties	413,132	389,968
Accrued expenses	4,226,638	3,395,875
Current portion of notes payable	2,028,440	2,128,440
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	1,745,716	2,557,258
Total current liabilities	18,528,217	18,671,996

Long term portion of notes payable	-	500,000
Long term portion of notes payable – related parties	-	500,000

Total liabilities	18,528,217	19,671,996

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 and 0 issued and outstanding, respectively or none issued and outstanding	31,250	-
Common stock, $.001 par value; 300,000,000 shares authorized; 199,487,890 and 194,655,705 shares issued and outstanding, respectively	199,487	194,654
Additional paid-in capital	55,188,118	53,315,070
Treasury Stock	(200,000)	(200,000)
Accumulated deficit	(72,684,512)	(71,838,024)
Total stockholders’ deficit	(17,465,657)	(18,528,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,062,560	$1,143,696

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	25,962	25,962	77,886	51,924
General and administrative	382,208	6,410,526	1,121,375	6,686,232

Total expenses	408,170	6,436,488	1,199,261	6,738,156

Loss from operations	(408,170)	(6,436,488)	(1,199,261)	(6,738,156)

Gain on conversion of debt	-		781,250	-
Interest expense	(146,230)	(153,129)	(428,475)	(272,708)

Net loss	$(554,400)	$(6,589,617)	$(846,486)	$(7,010,864)

Basic and diluted:
Loss per common share	$(0.00)	$(0.04)	$(0.00)	$(0.05)
Weighted average common shares outstanding - basic and diluted	199,487,890	156,926,195	199,487,890	134,276,016

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(846,486)	$(7,010,864)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,886	51,924
Amortization of deferred finance costs	3,258	14,008
Gain on conversion of debt	(781,250)	-
Common stock issued for services	96,644	843,004
Common stock issued for vendor payable	-	129,969
Common stock issued for services related to the purchase of asset – General Synfuels International	-	2,994,700
Payable issued for services related to the purchase of asset- General Synfuels International	-	2,500,000
Imputed interest	93,738	61,117

Changes in assets and liabilities:
Accounts payable and accrued expenses	715,214	(170,574)
Accounts payable – related party	25,583	60,199
Accrued interest – related parties	149,402	18,478
Deposits	-	(652,056)
Prepaid expenses and other current asset	12,198	(11,960)
NET CASH USED IN OPERATING ACTIVITIES	(453,813)	(519,999)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(95,000)	-
Deposits	-	(652,056)

NET CASH USED IN INVESTING ACTIVITIES	(95,000)	(652,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	(61,542)	3,000
Repayment on related party debt	-	(88,541)
Proceeds from issuance of common stock	-	1,363,500
Proceeds from issuance of convertible notes	650,000	-
Principal payments on short-term debt	-	(103,686)
NET CASH PROVIDED BY FINANCING ACTIVITIES	588,458	1,174,273

NET INCREASE (DECREASE) IN CASH	39,645	2,218
CASH AT BEGINNING OF PERIOD	70,618	8,821
CASH AT END OF PERIOD	$110,263	$11,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56	$169,192
Taxes paid	-	-

Non-cash financing and investing activities
Common stock issued for asset	$-	$5,300
Deposit included in account payable	$27,440	$119,881
Prepaid compensation in account payable	$-	$75,000
Preferred stock issued for convertible related party debt	$1,250,000	$-

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Nine months ended December 31, 2009
(Unaudited)

					Additional
	Preferred	Stock	Common	Stock	Paid-in	Treasury	Retained
Description	Stock	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balances at March 31. 2009	-	-	194,655,705	194,654	53,315,070	(200,000)	(71,838,024)	(18,528,300)

Imputed Interest					93,736			93,736
Issue Preferred stock for convertible debt	15,625,000	15,625			453,125			468,750
Issue Preferred stock for convertible related party debt	15,625,000	15,625			1,234,375			1,250,000
Issue Common stock for services			4,832,188	4,832	91,812			7,001
Net Loss							(846,486)	(846,486)
Balances at December 31, 2009	31,250,000	31,250	199,487,893	199,487	55,188,118	(200,000)	(72,684,510)	(17,465,656)

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the nine months ended December 31, 2009 and had an accumulated deficit and a working capital deficit as of December 31, 2009. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

NOTE 4 - EQUITY

On November 15, 2009, the Company issued 1,482,188 shares of common stock valued at $29,644 for consulting services.  Also on November 15, 2009 the Company issued 3,000,000 shares of common stock valued at $60,000 for compensation expense.  The value of the stock was based on the quoted market price on the measurement date, which was primarily the date of grant.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through February 16, 2010 and determined there were none requiring disclosure.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except Petro Probe were inactive during fiscal 2007 and 2008. General Synfuels International became active during the quarter ending December 31, 2008.

We did not generate any revenue during fiscal year 2008, have no current business operations and are currently focused on two potential business ventures.

Effective December 14, 2009, Luis F. Lugo and Charles G. Bridge resigned as the Chief Executive Officer and Chief Financial Officer of Earth Search Sciences, Inc. (the “Company”) respectively.  Both Mr. Lugo and Mr. Bridge will continue with their positions as President and CEO, and Chief Financial Officer of Earth Search Sciences wholly own subsidiary General Synfuels..

There were no disagreements between Mr. Lugo or Mr. Bridge and any officer or director of the Company.
Upon the resignation of Mr. Lugo, Mr. Larry Vance adopted the role of Chief Executive Officer of the Company effective December 14, 2009.  Mr. Vance, along with The Board of Directors of the company, has initiated immediately the search for Mr. Lugo’s replacement by an individual with experience in the core business of Earth Search Sciences that is Hyperspectral technology as well as mineral discoveries.

Mr. Lugo and Mr. Bridge will focus on the continuous development of General Synfuels as it has increased substantially its business activities and requires full attention of these officers.

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

During the quarter ended December 31, 2009, we held $887,076 in deposits related to the development of a plant related to the oil shale gasification process acquired through GSI.  During the quarter, nothing was paid with the balance of $40,020 recorded as accounts payable.  Once the plant is complete, further investment will be required for commercial production.

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

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the nine months ended December 31, 2009 or 2008.

Depreciation and amortization expense was $77,886 for the nine month period ended December 31, 2009 and December 31, 2008.

General and administrative expenses were $1,121,375 for the nine month period ended December 31, 2009, compared to $6,686,232 for the corresponding period of 2008. General and administrative expenses are higher primarily for the nine month ended December 31, 2008 is due to the acquisition of General Synfuels International, Inc.

Interest expense for the nine month period ended December 31, 2009, was $428,475 compared to interest expense of $272,708 for the corresponding period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $453,813 for the nine month period ended December 31, 2009 compared to net cash used by operating activities of $1,172,055 for the nine month period ended December 31, 2008. The decrease in cash used in operations is primarily due to compensation expense related to the acquisition of GSI.

Net cash used by investing activities was $95,000 for the nine month ended December 31, 2009 compared to $0 for the nine month period ended December 31, 2008. The increase in cash used in investing is entirely due to deposit related to our oil shale recovery plant.

Net cash provided by financing activities was $588,458 for the nine month period ended December 31, 2009 compared to cash provided of $1,174,273 for the same period of 2008. During the nine months ended December 31, 2009, we received $650,000 in debt financing. This compared to cash proceeds from a private placement of $1,363,500 and debt financing and shareholder loans of $243,000 for the similar period in 2008 that was offset by payments on debt and financing costs of $192,227.

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

ITEM 4T. CONTROLS AND PROCEDU RES

Disclosure Controls and Procedures

Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2009 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. The material weakness is identified below and as of December 31, 2009 have been partially remediated.

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
OTHER INFORMATION REQUIRED

Item 1.   Legal proceedings

None

Item 2.  Unregistered sales of equity securities

On November 5, 2009, the Company issued 1,482,188 shares of common stock valued at $29,644 for consulting services and 3,000,000 shares of common stock valued at $60,000 for compensation expense. The value of the stock was based on the quoted market price on the measurement date, which was primarily the date of grant.

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

EARTH SEARCH SCIENCES, INC.

Date: February 12, 2010	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: February 12, 2010	/s/ Tami Story
Tami Story
Principal Accounting Officer