Form 10-K
period 2010-03-31
EARTH SEARCH SCIENCES INC
filed 2010-07-13
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2010
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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (110,659,555 shares) was approximately $5,311,659 based on the average closing bid and ask price of $0.05 for such common equity as of March 31, 2010.

As of July 12, 2010, there were 200,687,890 outstanding shares of the issuer’s Common Stock, par value $0.001.

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

PART I

ITEM 1. BUSINESS
Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except Petro Probe and GSI were inactive during fiscal 2009 and 2010.

Effective December 14, 2009, Luis F. Lugo and Charles G. Bridge resigned as the Chief Executive Officer and Chief Financial Officer of Earth Search Sciences, Inc. (the “Company”) respectively.  Both Mr. Lugo and Mr. Bridge will continue with their positions as President and CEO, and Chief Financial Officer of Earth Search Sciences wholly own subsidiary General Synfuels.

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

We did not generate any revenue during fiscal year 2010, have no current business operations and are currently focused on two potential business ventures.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology as early as the fourth quarter of 2010 and subsequent commercial development as early as 2011.  Additionally we have secured oil shale land in both Wyoming and Colorado.

GSI continues to develop additional patents related to our technology and as part of that process we are exploring a tar sands application.  We anticipate the tar sands application to be used internationally.

Second, we are seeking joint venture opportunities with private industry, universities and state and federal agencies to develop, package and deliver, through the application of our hyperspectral remote sensing solutions, applications and associated technologies, superior airborne mapping products and services. Our airborne hyperspectral remote sensing technology is designed to identify specific surface substances and materials by measuring the reflectance of light from their surface. The first spectroscopic instrument, the PROBE 1, was initially developed with the assistance of NASA and used a small aircraft as the instrument platform to obtain data from high altitudes over many different terrains. The information was precise enough to enable detailed analysis of a dynamic environment or object in a manner previously unattainable, and can be used for the discovery of certain natural resources.

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

ESSI paid the individual GSI Shareholders $5,500,000: 33,333,333 shares of common stock valued at $3,000,000 based on the closing price of ESSI’s stock on the date of the transaction; and $2,500,000 in the form of promissory notes payable to the GSI shareholders in five equal payments of $500,000. On July 9, 2009, the holders of our $2.5 million convertible promissory notes that were issued in connection with the purchase of GSI agreed to exchange their convertible notes for convertible preferred stock with an equal face value. The preferred stock is convertible at $0.08 per share and the entire $2.5 million is convertible into an aggregate 31,250,000 shares of series C preferred shares.

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

GSI is currently examining various private oil shale sites in Colorado and Wyoming for a test plant as well as starting the process of applying for a Bureau of Land Management R&D oil shale lease. The first plant is budgeted for approximately $10 million as a first stage development cost. The purpose of this plant is to prove certain operating variables.

During the fiscal year ended March 31, 2010, we held $903,684 in deposits related to the development of a plant related to the oil shale gasification process acquired through GSI.  Once the plant is complete, further investment will be required for commercial production.

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

Other
Employees
As of March 31, 2010, we had two full-time employees and two part time employees.

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

The Company may also need to expend significant capital to keep pace with technological developments in the remote sensing industries.  The remote sensing industry is constantly undergoing development and change and it is likely that new technology, whether embodied in new equipment or techniques, will be introduced in the future.  In order to keep pace with any new developments, the Company is planning to expend significant capital to develop or acquire the next level of developments in new remote sensing equipment and to hire and train employees in the new techniques.

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

Risks Related to Our Business
The Company may not realize our anticipated return on capital commitments made to expand our capabilities in both of our focus industries.  The company has expended capital in the development of our oil shale extraction technology prototype.  If the Company is unable to raise additional capital to complete development of the prototype or testing of the technology and it does not produce the anticipated results, the company may not generate revenues from this endeavor.

The Company purchased an aircraft and an airborne hyperspectral instrument, as well as oil and gas property rights.  The aircraft and airborne hyperspectral instrument were purchased to increase our capacity to conduct airborne surveys.  If the Company does not experience continued demand for our remote sensing services, the Company may incur significant expense without generating corresponding revenues.  The oil and gas property rights were acquired in order to exploit suspected natural resources located within certain properties.  If these properties do not contain sufficient natural resources to warrant exploitation, the Company may incur significant expenses without generating corresponding revenues.  There were no prospects for new oil and gas contracts from existing properties in fiscal 2010.

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

The estimated settlement obligation did not increase as of March 31, 2010 compared to the March 31, 2009 balance.

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

Quarter Ended	High	Low

June 30, 2008	.09	.04
September 30, 2008	.13	.05
December 31, 2008	.07	.01
March 31, 2009	.02	.00

June 30, 2009	.01	.00
September 30, 2009	.03	.00
December 31, 2009	.03	.00
March 31, 2010	.05	.00

(b)
Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2010 was approximately 1,255. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

(d)
In the last three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or as otherwise indicated:

Recent Sales of Unregistered Securities

Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)		Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)

3/13/2007	11,400,000	$0.10	$1,140,000	(1)	3/15/2007	250,000	$0.10	$25,000	(1)
3/16/2007	90,750	$0.10	$9,075	(1)	3/28/2007	2,500,000	$0.10	$250,000	(2)
3/31/2007	800,000			(3)	4/18/2007	65,000	$0.40	$26,000	(2)
4/27/2007	265,451	$0.11	$29,350	(1)	6/19/2007	34,386	$0.29	$10,000	(1)
7/18/2007	377,130	$0.22	$82,968	(1)	8/10/2007	98,012	$0.24	$23,523	(1)
9/14/2007	58,824	$0.19	$11,177	(1)	10/16/2007	141,763	$0.11	$15,594	(1)
11/13/2007	500,000	$0.05	$25,000	(4)	11/30/2007	557,143	$0.06	$35,000	(4)
12/17/2007	4,285,714	$0.07	$300,000	(4)	1/18/2008	1,865,000	$0.06	$111,900	(1)
2/13/2008	1,893,387	$0.06	$113,603	(1)	3/1/2008	500,000	$0.05	$25,000	(4)
4/14/2008	1,000,000	$0.06	$62,000	(1)	5/9/2008	392,736	$0.06	$2	(1)
5/9/2008	1,694,418	$0.08	$128,868	(6)	5/12/2008	14,472	$0.08	$1,101	(6)
5/12/2008	582,770	$0.05	$29,131	(1)	6/10/2008	3,000,000	$0.03	$95,000	(4)
6/11/2008	5,000,000	$0.05	$250,000	(4)	6/19/2008	2,841,667	$0.06	$170,500	(1)
7/7/2008	7,500,000	$0.04	$300,000	(4)	7/7/2008	2,000,000	$0.06	$120,000	(1)
7/14/2008	368,228	$0.08	$27,617	(1)	7/14/2008	1,250,000	$0.04	$50,000	(4)
7/22/2008	350,877	$0.05	$17,544	(6)	7/22/2008	400,001	$0.06	$24,800	(6)
7/29/2008	6,779,999	$0.08	$508,500	(4)	8/8/2008	625,000	$0.09	$56,250	(1)
8/8/2008	1,200,000	$0.05	$60,000	(4)	8/15/2008	34,753,788	$0.09	$3,127,841	(5)
9/26/2008	229,906	$0.06	$14,254	(6)	9/26/2008	2,463,672	$0.07	$172,457	(1)
10/6/2008	1,397,773	$0.06	$83,866	(1)	11/5/2008	2,608,844	$0.03	$78,265	(1)
12/10/2008	2,160,087	$0.02	$45,362	(1)	12/10/20088	312,504	$0.06	$19,375	(6)
12/10/2008	759,230	$0.05	$34,925	(6)	2/10/2009	6,000,000	$0.01	$72,000	(1)
9/30/2009	350,000	$0.02	$7,000	(1)	8/24/2009	350,000	$0.02	$7,000	(1)
					11/5/2009	4,482,188	$0.02	$89,644	(1)

(1) Consideration paid for the shares was employee and/or consulting services.
(2) Shares issued for debt consideration.
(3) Consideration paid for Directorship.
(4) Consideration received in a private placement.
(5) Shares issued in connection with the acquisition of assets from the shareholders of General Synfuels International.
(6) Shares issued for stock payable.

Securities authorized for issuance under Equity Compensation Plans
The following table sets forth certain information on the Company’s Equity Compensation Plans as of March 31, 2010 See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	9,244,555

Total	-	-	9,244,555

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

General and administrative costs were $1,410,485 in fiscal year 2010 compared with $7,737,533 in 2009. This decrease was primarily due to the $5,494,700 of expense recorded in 2009 in connection  with the acquisition of General Synfuels International, Inc. (GSI). The $5,494,700 expense relates to the value given for GSI in excess of the historical cost of the asset received and was recorded as compensation expense. This expense was recorded due to the fact that an entity controlled by certain management and directors of ESSI during year ended March 31, 2010.  This transaction was accounted for as an asset purchase due to the fact GSI was dormant.

Interest expense was $521,083 in fiscal year 2010 compared to $654,867 in 2009. Our interest expense primarily consists of interest from our notes payable and related party debt. We also recorded $15,039 of interest related to the amortization of the debt discount associated with the GSI notes.

Late fees related to settlement agreement were zero in fiscal year 2010 and 2009.  On March 23, 2005, we entered into a settlement agreement (2005 Settlement Agreement) with Accuprobe to return an airborne hyperspectral sensor (Probe) and to settle the outstanding obligations under the related capital lease. Under the 2005 Settlement Agreement, we were required to return the Probe on or before August 31, 2005. Due to continuing disputes over various issues, the Probe was not returned until 2007.  As the Probe was not returned by the August 2005 due date, we were subject to a shipping, handling and disposition fee of $250,000. In addition, we were subject to interest charges that began accruing on September 2, 2005 at an annual rate of prime plus 4%; rent on the Probe of $250,000 per year beginning April 10, 2000 with interest on any unpaid rent accruing at a rate of prime plus 2% through August 31, 2005.  After August 31, 2005, interest related to the unpaid rent ceased and was replaced with a 5% late fee calculated on the entire balance due at the end of each month.

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

We recognized a net loss of $1,267,675 in fiscal year 2010 compared with a net loss of $8,496,248 in 2009.  This significant change in income was due primarily to the acquisition cost of $5,494,700 for GSI in fiscal 2009, discussed in Liquidity and Capital Resources and the gain of $781,250 recognized for conversion of debt during fiscal 2010.

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

Liquidity and Capital Resources
At March 31, 2010, we had $89,789 of cash and cash equivalents and a working capital deficit of $18,796,916.  During fiscal year 2010, we used $655,793 in operating activities, resulting primarily from payments for salaries, services.  Net cash used in operating activities was $832,476 in 2009

On August 15th of 2008 ESSI acquired all of the outstanding shares of General Synfuels International, Inc. (GSI), an entity controlled by certain management and directors of ESSI.  This transaction was accounted for as an asset purchase due to the fact that GSI was dormant, did not have customers or employees and only held certain proprietary rights, patent, technology and construction plans for a gasification process to recover the oil and gas from oil shale.  In addition, the asset was recorded at its historical cost due to the fact that this transaction was between entities under common control.  Prior to the acquisition, both entities were controlled by certain members of management, who were also shareholders and/or Directors.  The $5,494,700 value in excess of the historical cost of the asset was recorded as compensation expense.

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

In addition, ESSI evaluated the conversion option of the promissory note under ASC 815-15 and determined that the feature has characteristics of an embedded derivative. The embedded derivative was bifurcated and recorded as a derivative liability and debt discount. At March 31, 2010, the derivative liability was valued at $30,924 using the Black-Scholes Option Pricing Model.

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

Net cash used by investing activities was $130,000 in 2010 as compared to $770,000 in 2009, the increase in cash used in investing is primarily due to our inability to secure additional investment for our oil shale recovery prototype.

Net cash provided by financing activities was $804,964 in 2010 as compared to $1,664,273 in 2009 with the decrease due to our inability to raise additional funds from the sale of common stock.  $913,000 came from the proceeds from convertible notes and we paid $112,136 in stockholder loans.

We do not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, we incurred losses from operations of $1,511,957 and $7,841,381 for the years ended March 31, 2010 and 2009, respectively and we have an accumulated deficit of $73,074,775 and negative working capital of $18,796,916 as of March 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We issue stock as compensation to employees and outside consultants for services provided to the company.  Employee share-based awards are accounted for in accordance with ASC 718, which requires us to measure the cost of employee services received based on the grant-date fair value of the award.  We account for non-employee share-based awards in accordance with ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Instruments are reviewed and evaluated for embedded derivatives in accordance with ASC Topic 815. When applicable, the embedded feature is bifurcated from the host instrument and recorded as a derivative liability at its fair market value. Changes in fair value of the derivative liabilities is recorded as a component of income for each reporting period.

Off Balance Sheet Arrangements
None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Earth Search Sciences, Inc.
Lakeside, Montana

We have audited the accompanying consolidated balance sheets of Earth Search Sciences, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of Earth Search's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Earth Search will continue as a going concern. Earth Search incurred losses from operations for fiscal 2010 and 2009 and has a working capital deficit as of March 31, 2010. These factors raise substantial doubt about Earth Search's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
Houston, Texas
www.malone-bailey.com
July 12, 2010

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS
Current assets:
Cash	$89,789	$70,618
Prepaid expenses	13,000	13,448
Loan costs, net of accumulated amortization of $262,347 and $258,003, respectively	13,223	17,567
Total current assets	116,012	101,633

Property and equipment, net accumulated depreciation of $1,141,652 and $1,040,180 respectively	775	102,247
Intangible asset – patents	25,300	25,300
Deposits	903,684	914,516
TOTAL ASSETS	$1,045,771	$1,143,696

LIABILITIES
Current liabilities:
Accounts payable	$1,416,298	$1,513,631
Accounts payable – related parties	408,656	389,968
Accrued expenses	4,410,788	3,395,875
Current portion of notes payable	2,291,440	2,128,440
Settlement obligation	8,686,824	8,686,824
Derivative liability	30,924	-
Current portion of notes payable – related parties	1,698,922	2,557,258
Total current liabilities	18,943,852	18,671,996

Long term portion of notes payable	-	500,000
Long term portion of notes payable – related party	-	500,000
Total liabilities	$18,943,852	$19,671,996

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized; $.001 par value, 31,250,000 and 0 issued and outstanding, respectively	31,250	-
Common stock, $.001 par value; 300,000,000 shares authorized;199,487,893 and 194,655,705 shares issued and outstanding, respectively	199,487	194,654
Additional paid-in capital	55,176,881	53,315,070
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(73,105,699)	(71,838,024)
Total stockholders’ deficit	(17,898,081)	(18,528,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,045,771	$1,143,696

See accompanying summary of accounting policies   and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009
Operating expenses
Depreciation and amortization	$101,472	$103,848
General and administrative	1,410,485	7,737,533

Total expenses	1,511,957	7,841,381

Loss from operations	(1,511,957)	(7,841,381)

Other income (expense)
Gain on conversion of debt	781,250	-
Loss on change in market value of embedded derivative	(15,885)	-
Interest expense	(521,083)	(654,867)

Net Loss	$(1,267,675)	$(8,496,248)

Basic and diluted:
Loss per share	$(0.01)	$(0.05)
Weighted average common shares outstanding	196,658,580	161,287,904

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2010 and 2009

	Preferred Stock	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balances at March 31, 2008			$106,969,733	$106,970	$47,494,900	$(200,000)	$(63,341,776)	$(15,939,906))

Issuance of common stock payable			1,708,890	1,708	128,261			129,969

Issuance of common stock for services			25,913,750	25,914	1,153,844			1,179,758

Issuance of common stock for cash			26,729,999	26,729	1,336,771			1,363,500

Issuance of common stock for GSI			33,333,333	33,333	2,966,667			3,000,000

Imputed interest					234,627			234,627

Net loss							(8,496,248)	(8,496,248)

Balances at March 31, 2009			$194,655,705	$194,654	$53,315,070	$(200,000)	$(71,838,024)	$(18,528,300)

Issuance of common stock for services			4,832,188	4,833	91,811			96,644

Issuance of Preferred stock for GSI	31,250,000	31,250			1,687,500			1,718,750

Imputed interest					82,500			82,500

Net loss							(1,267,675)	(1,267,675)

Balances at March 31, 2010	31,250,000	$31,250	199,487,893	$199,487	$55,176,881	(200,000)	(73,105,699)	(17,898,081)

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,267,675)	$(8,496,248)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	101,472	103,848
Amortization of deferred finance costs	4,344	28,016
Imputed interest	82,500	234,627
Amortization of debt discount	15,039	-
Change in fair value of embedded derivative	15,885	-
Gain on conversion of debt	(781,250)	-
Common stock issued for services	96,644	1,179,758
Common stock issued for services related to the purchase of asset – General Synfuels Int.	-	2,994,700
Payable issued for services related to the purchase of asset – General Synfuels Int.	-	2,500,000

Changes in assets and liabilities:
Accrued interest – related party	196,738	118,584
Accounts payable and accrued expenses	861,374	511,231
Accounts payable – related party	18,688	8,512
Prepaid and other current assets	448	(15,504)
NET CASH USED IN OPERATING ACTIVITIES	(655,793)	(832,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	-	(20,000)
Cash paid for prototype	(130,000)	(750,000)
NET CASH USED IN INVESTING ACTIVITIES	(130,000)	(770,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	4,100	103,000
Payment on stockholder loans	(112,136)	(88,541)
Proceeds from issuance of common stock	-	1,363,500
Proceeds from issuance of convertible notes	913,000	390,000
Payment on short-term debt	-	(103,686)
Payment on long-term debt	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	804,964	1,664,273

NET INCREASE IN CASH	19,171	61,797
CASH AT BEGINNING OF PERIOD	70,618	8,821
CASH AT END OF PERIOD	$89,789	$70,618

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$76	$215,157
Taxes paid	-	-

Non-cash financing and investing activities:
Preferred stock issued for convertible related party debt	$1,718,750	$-
Common stock for GSI – non compensation piece	-	5,300
Capitalized prototype cost in accounts payable	$10,832	162,460
Stock issued for vendor payable	$-	129,969
 See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Earth Search Sciences, Inc. (“ESSI”) ceased all revenue generating activity during 2007.

We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc., and General Synfuels International.  In addition, there are five majority-owned consolidated subsidiaries (these subs have been dormant for several years): Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc.  All of these subsidiaries except General Synfuels International are inactive.

We did not generate any revenue during fiscal year 2010 and 2009, and have no current business operations.

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

STOCK-BASED COMPENSATION
We issue stock as compensation to employees and outside consultants for services provided to the company. Employee share-based awards are accounted for in accordance with ASC 718, which requires us to measure the cost of employee services received based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

For the years ended March 31, 2010 and 2009, ESSI had no stock option issuances.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN
As shown in the accompanying financial statements, we incurred losses from operations of $1,511,957 and $7,841,381 for the years ended March 31, 2010 and 2009, respectively and we have an accumulated deficit of $73,074,775 and negative working capital of $18,796,916 as of March 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - Debt
Notes payable consists of the following:

	2010	2009
Installment note payable, secured by our assets, interest at 15% - in default	$687,533	$687,533

Installment note payable, no security, interest at 15% - in default	298,907	298,907

GSI acquisition installment note payable, no stated interest rate	-	2,500,000

GSI promissory notes, no security, interest at 10%, - in default	640,000	479,000

Advance	663,000	-

Other	2,000	2,000

Total	$2,291,440	$3,967,440

As of March 31, 2010 ESSI had two outstanding installment notes with a 15% interest rate. Both notes were in default.

Advances represent borrowings from an individual during the period. The terms of the loans were negotiated and finalized in April 2010. During the period through March 31, 2010, interest was accrued at a rate of 5%. (see Note 11, Subsequent Events)

As of March 31, 2010 our subsidiary General Synfuels International issued 10% promissory notes in the amount of $729,000 of which $89,000 is due from the company to CEO Luis Lugo.  These one year notes carry an automatic conversion into equity of GSI equity, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000.  If GSI is sold before conversion occurs an amount of 1.5 times the principal amount becomes due and payable.

In addition, ESSI evaluated the conversion option of the promissory note under ASC 815-15 and determined that the feature has characteristics of an embedded derivative. The embedded derivative was bifurcated and recorded as a derivative liability. At March 31, 2010, the derivative liability was valued at $30,924 using the Black-Scholes Option Pricing Model. During the year, we recognized additional interest expense of $15,039 related to the amortization of the related debt discount and additional loss of $15,885 on the change in fair value of the derivative instrument.

For the year ending March 31, 2010 and 2009, we recorded interest expense of $521,083 and $654,867, respectively.

NOTE 4 – RELATED PARTIES
We have financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%.  Stockholder loans totaled $1,609,922 and $1,718,258 and accrued interest of $1,028,178 and $831,342 for 2010 and 2009, respectively. The principal balance is included in notes to related parties, along with $89,000 of convertible notes issued to related parties.

NOTE 5 - ACCRUED OFFICERS' COMPENSATION
Accrued compensation consists of the cumulative unpaid compensation due to two corporate officers (Chairman &Chief Executive Officer and Secretary) and two former corporate officers (Chief Executive Officer and Chief Financial Officer).  We recorded officer compensation of $683,832 and $572,083 during fiscal 2010 and 2009, respectively, and included these amounts in general and administrative expenses. Accrued officers’ compensation, including accrued interest and taxes, totaled $2,420,024 and $1,824,235 for 2010 and 2009 respectively and is included in accrued expenses.

NOTE 6 - INCOME TAXES
ESSI recorded no provision for income taxes in fiscal 2010 and 2009 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2009, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$9,064,882
Less: valuation allowance	(9,064,882)
Net deferred tax asset	$-

At March 31, 2010, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$9,434,983
Less: valuation allowance	(9,434,983)
Net deferred tax asset	$-

The cumulative net operating loss carry-forward is approximately $26,661,419 at March 31, 2010, and will expire in the years 2016 through 2030. The deferred tax asset has been fully reserved because we are unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code. Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.

NOTE 7 – STOCK TRANSACTIONS

COMMON STOCK:
During fiscal 2010, we issued:
·	4,832,188 shares of stock for services valued at $96,644 using the grant-date quoted price of the stock. The 4,832,188 shares vest immediately and therefore $96,644 was expensed during the period.

During fiscal 2009, we issued:
·	25,913,750 shares of stock for services valued at $1,179,758 using the grant-date quoted price of the stock. 21,416,213 shares vest immediately and therefore $892,255 was expensed during the period.
·	26,729,999 shares of stock for cash of $1,363,500.
·	1,708,890 shares of stock valued at $129,969 for s stock payable pursuant to a consulting agreement.
·	33,333,333 shares of stock valued at $3,000,000 in connection with the acquisition of assets from the shareholders of General Synfuels International.

We issue stock as compensation to employees and outside consultants for services provided to the company. Employee share-based awards are accounted for in accordance with ASC 718, which requires us to measure the cost of employee services received based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

NOTE 8 – SETTLEMENT AGREEMENT
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

The estimated settlement obligation as of March 31, 2010 and 2009 was $8,686,824.

NOTE 9 – DEPOSITS
During fiscal year 2009, we recorded $903,684 in deposits related to the development of a prototype related to the oil shale gasification process acquired through GSI.  Of this amount, $130,000 was paid during fiscal 2010, with the balance of $21,628 recorded as accounts payable, which represent a legal liability for work performed related to the prototype.

NOTE 10 – CONVERSION OF DEBT TO PREFERRED STOCK
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

We evaluated the notes conversion features under FASB ASC 470 and determined that the convertible notes is settled with preferred stock and meet the criteria for troubled debt restructuring.

The preferred stock is convertible at $0.08 cents per share and the entire $2.5 million is convertible into an aggregate 31,250,000 shares of series C preferred shares. The transaction resulted an gain on conversion of debt $781,250.

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

NOTE 11 - SUBSEQUENT EVENTS
On April 22, 2010, the terms related to advances totaling $663,000 were finalized and memorialized into a convertible note instrument. Prior to that date, interest was accrued at a rate of 5% per annum. Pursuant to the final terms of the agreement, the convertible note carries a 5% annual interest rate and matures on April 22, 2012. The note may be converted by the holder at any time at a rate of $0.08. In the event that the company completes an equity raise, totaling an aggregate of $1 million or more over a consecutive 12-month period, the holder may convert the note at a rate equal to 80% of the purchase price paid by the new investors.

We evaluated the embedded conversion feature for derivative treatment and determined that the conversion feature is not considered indexed in ESSI’s own stock pursuant to ASC 815-40-55. As a result, the embedded conversion feature must be bifurcated from the host instrument and recorded as a derivative liability. The derivative liability was valued at approximately $362,000 on the date of the agreement using the Black-Scholes Option Pricing Model. The variables used in the pricing model include the following: 1) quoted stock price of $0.035; 2) term of 2 years; 3) zero dividends; 4) volatility of 300%; and 5) discount rate of 1.07%. This amount was recorded as a discount to the debt and a derivative liability on April 22, 2010. The discount is amortized over the two year term of the note using the effective interest rate. The derivative liability is marked-to-market each reporting period, with the gain or loss recorded in the income statement.

In April 2010 we issued 400,000 shares each to Larry Vance, Tami Story and Luis Lugo as compensation for services as a Director of the firm.

In April and May of 2010, Earth Search issued 5% convertible promissory notes in the amount of $30,000 and $235,000 respectively.

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of March 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of March 31, 2010, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2010 to the present.

Name	Position

Larry F. Vance	Chairman & Chief Executive Officer

Tami J Story	Director Secretary/Treasurer/Director

(1)	Effective December, 2009, Mr. Larry Vance became Chief Executive Officer of the Company.
(3)	Effective April, 1993, Ms. Story was appointed as Secretary and Treasurer of the Company.

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished to us by each individual noted.

Larry F. Vance served as Chief Executive Officer of the Company from April 1985 to July 2008 and resumed the CEO position on December 14, 2009. Since April 8, 1995, Mr. Vance has served as Chairman of the Company. Mr. Vance is also a director of the Company and has been a full-time employee of the Company since 1985. Mr. Vance’s training is in business and marketing. He served in a management capacity for the 3M companies, IBM, and Computer Usage Corporation prior to founding the Company.

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

ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended March 31, 2010 and 2009: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the years ended March 31, 2010 and 2009; and (ii) our two other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the years ended March 31, 2010 and 2009 and who were employed by us at March 31, 2009.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Total Compensation ($)
Larry Vance Chief Executive Officer	2010 2009	200,000(1) 176,666 (1)	0 0	0 12,000	200,000 188,666

Luis Lugo	2010	203,687 (2)	0	0	203,687
Chief Executive Officer	2009	180,000 (2)	120,000 (2)	0	300,000

Charles Bridge	2010	155,146(3)	0	0	155,146
Chief Financial Officer	2009	116,667 (3)	33,750 (3)	0	150,417

Tami J. Story Secretary Treasurer	2010 2009	125,000(4) 98,750 (4)	0 0	0 12,000	125,000 110,750

(1)	The entire amount of Mr. Vance’s salary was accrued during the fiscal years 2010 and 2009.
(2)	The entire amount of Mr. Lugo’s salary was accrued during the fiscal years 2009 and 2010. Mr. Lugo’s 2009 bonus was paid in stock.
(3)
The entire amount of Mr. Bridge’s salary was accrued during the fiscal years 2010 and $50,332 of Mr. Bridge’s salary was accrued during the fiscal years 2009.   Mr. Bridge’s 2009 bonus was paid in stock.

(4)	The entire amount of Ms. Story’s salary was accrued during the fiscal years 2010 and 2009. During the 2010 fiscal year, Ms. Story was paid $29,500 in accrued salaries earned in prior periods.
(5)	In fiscal year 2009, each of Mr. Vance and Ms. Story received 200,000 shares of our common stock valued at $0.06 per share as compensation for serving as a director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding ownership of the Company’s Common Stock as of March 31, 2010 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class
Larry Vance	65,075,302 (2)	73%
P.O. Box 763
Lakeside, MT 59922

Tami Story	17,312,922	20%
P.O. Box 763
Lakeside, MT 59901

Luis Lugo	6,250,000	7%
45B Water Street
Natick, MA 01760

All directors and officers	88,638,224	100%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2010 and March 31, 2009 and fees billed for other services rendered by Malone & Bailey during those periods.

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$29,800	$61,769
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$29,800	$61,769

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

By: /s/ Larry Vance
Larry Vance
Chief Executive Officer
Date: July 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Larry Vance	Chief Executive Officer and Director
Larry Vance	(Principal Executive Officer)
Date: July 13, 2009

/s/ Tami Story	Secretary Treasurer
Tami Story	(Principal Financial Officer)
Date: July 13, 2009