Form 10-K/A
period 2010-03-31
EARTH SEARCH SCIENCES INC
filed 2010-08-16
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

Amendment No. 1

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

Transitional Small Business Disclosure Format (check one): Yes     No  

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Amended Annual Report on Form 10-K for the fiscal year ended March 31, 2010 which the Registrant previously filed with the Securities and Exchange Commission on July 13, 2010 (the “Original Filing”).  The Registrant is filing this Amendment to correct an error in its financial statements included in the Original Filing.  The error related to the improper capitalization of certain costs related to research and development activities.  Consequently, the 2009 and 2010 Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statement of Changes in Stockholders’ Deficit, and Consolidated Statements of Cash Flows, all of which were included in the Original Filing, were misstated.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

General and administrative costs were $1,399,653 in fiscal year 2010 compared with $7,737,533 in 2009. This decrease was primarily due to the $5,494,700 of expense recorded in 2009 in connection with the acquisition of General Synfuels International, Inc. (GSI). The $5,494,700 expense relates to the value given for GSI in excess of the historical cost of the asset received and was recorded as compensation expense. This expense was recorded due to the fact that an entity controlled by certain management and directors of ESSI during year ended March 31, 2010.  This transaction was accounted for as an asset purchase due to the fact GSI was dormant.

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

We recognized a net loss of $1,256,843 in fiscal year 2010 compared with a net loss of $9,410,764 in 2009.  This significant change in income was due primarily to the acquisition cost of $5,494,700 for GSI in fiscal 2009, discussed in Liquidity and Capital Resources and the gain of $781,250 recognized for conversion of debt during fiscal 2010.

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

Liquidity and Capital Resources
At March 31, 2010, we had $89,789 of cash and cash equivalents and a working capital deficit of $18,796,916.  During fiscal year 2010, we used $785,793 in operating activities, resulting primarily from payments for salaries, services.  Net cash used in operating activities was $1,582,476 in 2009

On August 15th of 2008 ESSI acquired all of the outstanding shares of General Synfuels International, Inc. (GSI), an entity controlled by certain management and directors of ESSI.  This transaction was accounted for as an asset purchase due to the fact that GSI was dormant, did not have customers or employees and only held certain proprietary rights, patent, technology and construction plans for a gasification process to recover the oil and gas from oil shale.  In addition, the asset was recorded at its historical cost due to the fact that this transaction was between entities under common control.  Prior to the acquisition, both entities were controlled by certain members of management, who were also shareholders and/or Directors.  The $5,494,700 value in excess of the historical cost of the asset was recorded as compensation expense.

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

Net cash used by investing activities was $0 in 2010 as compared to $20,000 in 2009, the decrease in cash used in investing is was due to our inability to secure additional investment.

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

As shown in the accompanying financial statements, we incurred losses from operations of $1,511,957 and $8,755,897 for the years ended March 31, 2010 and 2009, respectively and we have an accumulated deficit of $74,009,383 and negative working capital of $18,801,765 as of March 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As discussed in Note 11, the accompyaning consolidated financial statements have been restated.  The restatement relates to an error in the capitalization of certain research and development costs as deposits during both years presented as opposed to expensing such costs as incurred.

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

/s/MaloneBailey, LLP
Houston, Texas
www.malone-bailey.com
July 12, 2010, except for note 11, which is August 16, 2010

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010 (Restated)	2009 (Restated)
ASSETS
Current assets:
Cash	$89,789	$70,618
Prepaid expenses	13,000	13,448
Loan costs, net of accumulated amortization of $262,347 and $258,003, respectively	13,223	17,567
Total current assets	116,012	101,633

Property and equipment, net accumulated depreciation of $1,141,652 and $1,040,180 respectively	775	102,247
Intangible asset – patents	25,300	25,300

TOTAL ASSETS	$142,087	$229,180

LIABILITIES
Current liabilities:
Accounts payable	$1,416,298	$1,513,631
Accounts payable – related parties	408,656	389,968
Accrued expenses	4,410,788	3,395,875
Current portion of notes payable	2,291,440	2,128,440
Settlement obligation	8,686,824	8,686,824
Derivative liability	30,924	-
Current portion of notes payable – related parties	1,698,922	2,557,258
Total current liabilities	18,943,852	18,671,996

Long term portion of notes payable	-	500,000
Long term portion of notes payable – related party	-	500,000
Total liabilities	$18,943,852	$19,671,996

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized; $.001 par value, 31,250,000 and 0 issued and outstanding, respectively	31,250	-
Common stock, $.001 par value; 300,000,000 shares authorized;199,487,893 and 194,655,705 shares issued and outstanding, respectively	199,487	194,654
Additional paid-in capital	55,176,881	53,315,070
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(74,009,383)	(72,752,540)
Total stockholders’ deficit	(18,801,765)	(19,442,816)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$142,087	$229,180

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010 (Restated)	2009 (Restated)
Operating expenses
Depreciation and amortization	$101,472	$103,848
Research and development expense	-	914,516
General and administrative	1,399,653	7,737,533

Total expenses	1,501,125	8,755,897

Loss from operations	(1,501,125)	(8,755,897)

Other income (expense)
Gain on conversion of debt	781,250	-
Loss on change in market value of embedded derivative	(15,885)	-
Interest expense	(521,083)	(654,867)

Net Loss	$(1,256,843)	$(9,410,764)

Basic and diluted:
Loss per share	$(0.01)	$(0.06)
Weighted average common shares outstanding	196,658,580	161,287,904

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2010 (Restated) and 2009 (Restated)

	Preferred Stock	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balances at March 31, 2008			$106,969,733	$106,970	$47,494,900	$(200,000)	$(63,341,776)	$(15,939,906)

Issuance of common stock payable			1,708,890	1,708	128,261			129,969

Issuance of common stock for services			25,913,750	25,914	1,153,844			1,179,758

Issuance of common stock for cash			26,729,999	26,729	1,336,771			1,363,500

Issuance of common stock for GSI			33,333,333	33,333	2,966,667			3,000,000

Imputed interest					234,627			234,627

Net loss							(9,410,764)	(9,410,764)

Balances at March 31, 2009 (Restated)			$194,655,705	$194,654	$53,315,070	$(200,000)	$(72,752,540)	$(19,442,816)

Issuance of common stock for services			4,832,188	4,833	91,811			96,644

Issuance of Preferred stock for GSI	31,250,000	31,250			1,687,500			1,718,750

Imputed interest					82,500			82,500

Net loss							(1,256,843)	(1,256,843)

Balances at March 31, 2010 (Restated)	31,250,000	$31,250	199,487,893	$199,487	$55,176,881	(200,000)	(74,009,383)	(18,801,765)

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2010 (Restated) and 2009 (Restated)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,256,843)	$(9,410,764)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	101,472	103,848
Amortization of deferred finance costs	4,344	28,016
Imputed interest	82,500	234,627
Amortization of debt discount	15,039	-
Change in fair value of embedded derivative	15,885	-
Gain on conversion of debt	(781,250)	-
Common stock issued for services	96,644	1,179,758
Common stock issued for services related to the purchase of asset – General Synfuels Int.	-	2,994,700
Payable issued for services related to the purchase of asset – General Synfuels Int.	-	2,500,000

Changes in assets and liabilities:
Accrued interest – related party	196,738	118,584
Accounts payable and accrued expenses	720,542	675,747
Accounts payable – related party	18,688	8,512
Prepaid and other current assets	448	(15,504)
NET CASH USED IN OPERATING ACTIVITIES	(785,793)	(1,582,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	-	(20,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	4,100	103,000
Payment on stockholder loans	(112,136)	(88,541)
Proceeds from issuance of common stock	-	1,363,500
Proceeds from issuance of convertible notes	913,000	390,000
Payment on short-term debt	-	(103,686)
Payment on long-term debt	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	804,964	1,664,273

NET INCREASE IN CASH	19,171	61,797
CASH AT BEGINNING OF PERIOD	70,618	8,821
CASH AT END OF PERIOD	$89,789	$70,618

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$76	$215,157
Taxes paid	-	-

Non-cash financing and investing activities:
Preferred stock issued for convertible related party debt	$1,718,750	$-
Common stock for GSI – non compensation piece	-	5,300
Stock issued for vendor payable	$-	129,969
 See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN
As shown in the accompanying financial statements, we incurred losses from operations of $1,501,125 and $8,755,897 for the years ended March 31, 2010 and 2009, respectively and we have an accumulated deficit of $74,009,383 and negative working capital of $18,801,765 as of March 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

NOTE 9 – RESEARCH AND DEVELOPMENT EXPENSE
During fiscal year 2009, we recorded $903,684 in research and development expense related to the development of a prototype related to the oil shale gasification process acquired through GSI.  Of this amount, $130,000 was paid during fiscal 2010, with the balance of $21,628 recorded as accounts payable, which represent a legal liability for work performed related to the prototype.

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

The preferred stock is convertible at $0.08 cents per share and the entire $2.5 million is convertible into an aggregate 31,250,000 shares of series C preferred shares. The transaction resulted in a gain on conversion of debt $781,250.

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

NOTE 12 - RESTATEMENT
The Company identified an error in the March 31, 2010 financial statements, which also existed in the March 31, 2009 financial statements. The error related to the capitalization of the costs for our Prototype development.  Starting with the quarter ended September 30, 2008 we capitalized all costs associated with the development of our prototype in the belief it should be treated as the construction of equipment. Upon re-examination we believe it should have been treated as research and development and expensed when occurred.

The following tables reflect the adjustment and restated amounts:

For 2009
March 31, 2009	As		As
	Reported	Adjustment	Restated
Consolidated Balance Sheet
Deposits	$914,516	$(914,516)	$-
TOTAL ASSETS	1,143,696	(914,516)	229,180
			-
Accumulated deficit	(71,838,024)	(914,516)	(72,752,540)
Total stockholders’ deficit	(18,528,300)	(914,516)	(19,442,816)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,143,696	(914,516)	229,180

For the Year Ended March 31, 2009	As		As
	Reported	Adjustment	Restated
Consolidated Statement of Expenses
Research and development expense	$-	$914,516	$914,516

Total expenses	7,841,381	914,516	8,755,897

Loss from operations	-7,841,381	914,516	(8,755,897)

Net Loss	(8,496,248)	(914,516)	(9,410,764)

Basic and diluted:
Loss per share	(0.05)	(0.01)	(0.06)

For the Year Ended March 31, 2009	As		As
	Reported	Adjustment	Restated
Consolidated Statements of Cash Flows
Net loss	$(8,496,248)	$(914,516)	$(9,410,764)
Accounts payable and accrued expenses	511,231	164,516	675,747
NET CASH USED IN OPERATING ACTIVITIES	(832,476)	(750,000)	(1,582,476)

Cash paid for prototype	(750,000)	750,000	-
NET CASH USED IN INVESTING ACTIVITIES	(770,000)	750,000	(20,000)

Capitalized prototype cost in accounts payable	162,460	(162,460)	-

For the Year Ended March 31, 2009	As		As
	Reported	Adjustment	Restated
Consolidated Statement of Changes in Stockholders' deficit

Net Loss	$(8,496,248)	$(914,516)	$(9,410,764)
Accumulated deficit	(71,838,024)	(914,516)	(72,752,540)
Total stockholders’ deficit	(18,528,300)	(914,516)	(19,442,816)

For 2010

March 31, 2010	As		As
	Reported	Adjustment	Restated
Consolidated Balance Sheet
Deposits	$903,684	$(903,684)	$-
TOTAL ASSETS	1,045,771	(903,684)	142,087
			-
Accumulated deficit	(73,105,699)	(903,684)	(74,009,383)
Total stockholders’ deficit	(17,898,081)	(903,684)	(18,801,765)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,045,771	(903,684)	142,087

For the Year Ended March 31, 2010	As		As
	Reported	Adjustment	Restated
Consolidated Statement of Expenses
General and administrative	$1,410,485	$(10,832)	$1,399,653

Total expenses	1,511,957	(10,832)	1,501,125

Loss from operations	(1,511,957)	(10,832)	(1,501,125)

Net Loss	(1,267,675)	(10,832)	(1,256,843)

For the Year Ended March 31, 2010	As		As
	Reported	Adjustment	Restated
Consolidated Statements of Cash Flows
Net loss	$(1,267,675)	$(10,832)	$(1,256,843)

Accounts payable and accrued expenses	861,374	(140,832)	720,542
NET CASH USED IN OPERATING ACTIVITIES	(655,793)	(140,832)	(785,793)

Cash paid for prototype	(130,000)	130,000	-
NET CASH USED IN INVESTING ACTIVITIES	(130,000)	130,000	-

Capitalized prototype cost in accounts payable	10,832	(10,832)	-

For the Year Ended March 31, 2010	As		As
	Reported	Adjustment	Restated
Consolidated Statement of Changes in Stockholders' deficit

Net Loss	$(1,267,675)	(10,832)	$(1,256,843)
Accumulated deficit	(73,105,699)	(903,684)	(74,009,383)
Total stockholders’ deficit	(17,898,081)	(903,684)	(18,801,765)

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