Form 10-Q
period 2010-06-30
EARTH SEARCH SCIENCES INC
filed 2010-08-16
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010

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

Registrant's telephone number, including area code: (406) 751-7750

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

Number of shares of common stock outstanding at August 13, 2010: 199,487,890

EARTH SEARCH SCIENCES, INC.
TABLE OF CONTENTS
FORM 10-Q

QUARTER ENDED June 30, 2010

PART I
FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters of a Vote of Security Holders	13
Item 5. Other information	13
Item 6. Exhibits	13

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash	$383,246	$89,789
Prepaid expenses	-	13,000
Loan costs, net of accumulated amortization of $263,432 and $262,347, respectively	12,137	13,223
Total current assets	395,383	116,012

Property and equipment, net accumulated depreciation of $1,141,914 and $1,141,652, respectively	514	775
Intangible asset – patent	25,300	25,300
TOTAL ASSETS	$421,197	$142,087

LIABILITIES
Current liabilities:
Accounts payable	$1,416,433	$1,416,298
Accounts Payable – related parties	408,656	408,656
Accrued expenses	4,645,901	4,410,788
Current portion of notes payable	1,628,440	2,291,440
Derivative Liability	575,978	30,924
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	1,653,422	1,698,922
Total current liabilities	19,015,654	18,943,852

Convertible notes payable, net of discount of $735,045	632,955	-

Total liabilities	19,648,609	18,943,852

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding. or none issued and outstanding	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 199,487,890 shares issued and outstanding.	199,487	199,487
Additional paid-in capital	55,242,117	55,176,881
Treasury Stock	(200,000)	(200,000)
Accumulated deficit	(74,500,266)	(74,009,383)
Total stockholders’ deficit	(19,227,412)	(18,801,765)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$421,197	$142,087

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three months ended
	June 30,
	2010	2009 (Restated)
Operating expenses
Depreciation and amortization	$262	$25,962
Research and Development expense	100,000	-
General and administrative	466,925	364,842

Total expenses	567,187	390,804

Loss from operations	(567,187)	(390,804)

Interest expense	(173,012)	(181,592)
Gain on derivative liabilities	249,316	-

Net loss	$(490,883)	$(572,396)

Basic and diluted:
Loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding	199,487,890	194,655,705

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2010	2009 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490,883)	$(572,396)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	262	25,962
Amortization of debt discount	49,325	-
Amortization of deferred finance costs	1,086	1,086
Change in fair value of derivative liabilities	(249,316)	-
Stock based compensation	54,000	-
Imputed interest	11,236	75,000

Changes in assets and liabilities:
Accounts payable and accrued expenses	112,647	141,511
Accounts payable – related party	-	17,854
Accrued interest – related parties	122,600	50,215
Deposits	-	-
Prepaid expenses and other current asset	13,000	3,750
NET CASH USED IN OPERATING ACTIVITIES	(376,043)	(257,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	-	3,800
Repayment on related party debt	(45,500)	-
Proceeds from issuance of common stock	-	-
Proceeds from issuance of convertible notes	715,000	250,000
Principal payments on short-term debt	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	669,500	253,800

NET INCREASE (DECREASE) IN CASH	293,457	(3,218)
CASH AT BEGINNING OF PERIOD	89,789	70,618
CASH AT END OF PERIOD	$383,246	$67,400

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$53
Taxes paid	-	-

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Three months ended June 30, 2010
(Unaudited)

	Preferred	Stock	Common	Stock	Additional Paid-in	Treasury	Retained
Description	Stock	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balances at March 31, 20010	31,250,000	$31,250	199,487,893	$199,487	$55,176,881	(200,000)	$(74,009,383)	$(18,801,765)

Shares granted for services (yet to be issued)					54,000			54,000
Imputed Interest					11,236			11,236

Net Loss							(490,883)	(490,883)
Balances at June 30, 2010	31,250,000	$31,250	199,487,893	$199,487	$55,242,117	(200,000)	$(74,500,266)	$(19,227,412)

See accompanying notes to unaudited consolidated financial statements

EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2010 as reported in the 10-KSB have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN
As shown in the accompanying financial statements, we incurred a net loss for the three months ended June 30, 2010 and had an accumulated deficit and a working capital deficit as of June 30, 2010. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 – FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of April 30, 2010 and 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	June 30, 2010
	Level 1	Level 2	Level 3	Total
Derivative liabilities	-	$ 575,977	-	$ 575,977

March 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liabilities	-	$ 30,924	-	$ 30,924

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 fair value methodologies; that is, the Company is able to value the liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

NOTE 4 – CONVERSION OF DEBT TO PREFERRED STOCK
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

The Series C Convertible Preferred shares contain dividend participation and voting rights on an as converted basis.  In addition, the Series C Convertible Preferred shareholders have preferential rights over other classes of stock in the event of liquidation. The Series C Convertible Preferred shares contain a mandatory conversion feature which is triggered on the fifth anniversary of the closing date, or July 8, 2014.  These preferred shares are convertible into an aggregate of 31,250,000 common shares. The conversion feature was evaluated under FASB ASC 815 and based on this evaluation, the embedded feature is clearly and closely related to the host contract and is therefore not bifurcated under the appropriate accounting guidance. As a result, there is no derivative liability.

NOTE 5 – CONVERTIBLE NOTES PAYABLE
As of June 30, 2010, we finalized agreements on $1,378,000 in convertible  notes payable.  These notes have a two year term and bear interest at 5%.  The conversion option allows for a conversion price of $0.08 per share and common stock and include a reset provision that would lower the conversion rate to that of 80% of the price received for a share of common stock in any future qualified financing.  ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as liabilities and recorded at their fair value due to the above noted reset provision.  The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $794,370 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes.  At June 30, 2010, the valuation of the derivative liability was $575,977.

NOTE 6 – DERIVATIVE LIABILITY
The Company values its conversion option derivatives using the Black-Scholes option-pricing model.  Assumptions used in valuing the derivative liability at June 30, 2010 include (1) 0.61% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 307%, (4) zero expected dividends (5) exercise price of $0.08 per share as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 7 - EQUITY
On April 7, 2010, the Company granted 1,200,000 shares of common stock valued at $54,000 as compensation for director services.  As of June 30, 2010, these shares had yet to be issued.

NOTE 8 – SUBSEQUENT EVENTS
On July 30, 2010 Luis Lugo resigned from the Board of Directors of ESSI and as CEO of General Synfuels International.

NOTE 9 – RESTATEMENT
The June 30, 2009 comparative financial statements included herein have been restated due to the identification of an error.  The error related to the capitalization of the costs for our Prototype development.  Starting with the quarter ended September 30, 2008 we capitalized all costs associated with the development of our prototype in the belief it should be treated as the construction of equipment. Upon re-examination we believe it should have been treated as research and development and expensed when occurred.

June 30, 2009	As		As
	Reported	Adjustment	Restated
Consolidated Balance Sheet
Deposits	$887,076	$(887,076)	$-
TOTAL ASSETS	1,082,240	(887,076)	195,164
Accumulated deficit	(72,437,860)	(887,076)	(73,324,936)

Total stockholders’ deficit	(19,053,136)	(887,076)	(19,940,212)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,082,240	(887,076)	195,164

For the Period Ended June 30, 2009	As		As
	Reported	Adjustment	Restated
Consolidated Statement of Expenses
General and administrative	$392,282	$(27,440)	$364,842

Total expenses	418,244	(27,440)	390,804

Loss from operations	(418,244)	27,440	(390,804)

Net loss	(599,836)	27,440	(572,396)

For the Year Ended June 30, 2009	As		As
	Reported	Adjustment	Restated
Consolidated Statements of Cash Flows

Accounts payable and accrued expenses	$203,951	$(35,000)	$168,951
NET CASH USED IN OPERATING ACTIVITIES	(222,018)	(35,000)	(257,018)
Cash paid for prototype	(35,000)	35,000	-
NET CASH USED IN OPERATING ACTIVITIES	(35,000)	35,000	-

For the Three Months Ended June 30, 2010	As		As
	Reported	Adjustment	Restated
Consolidated Statement of Changes in Stockholders' deficit

Balances at March 31, 2009	$(71,838,024)	$(914,516)	$(72,752,540)
Net Loss	(270,822)	27,440	(243,382)
Accumulated deficit	(72,437,860)	(887,076)	(73,324,936)
Total stockholders’ deficit	(19,053,136)	(887,076)	(19,940,212)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation.  We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI were inactive during the quarter ending June 30, 2010.

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

During the fiscal quarter ended June 30, 2010, we held $1,003,684 in deposits related to the development of a plant related to the oil shale gasification process acquired through GSI.  Once the plant is complete, further investment will be required for commercial production.

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

RESULTS OF OPERATIONS
Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the three months ended June 30, 2010 or 2009.

Depreciation and amortization expense was $262 and $25,962 for the three month period ended June 30, 2010 and December 31, 2009 respectively.

General and administrative expenses were $466,925 for the three month period ended June 30, 2010, compared to $364,842 for the corresponding period of 2009. General and administrative expenses are higher primarily for the three month ended June 30, 210 due to expenditures related to coring and analysis.

Interest expense for the three month period ended June 30, 2010, was $173,012 compared to interest expense of $181,592 for the corresponding period in 2009.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $376,043 for the three month period ended June 30, 2010 compared to net cash used by operating activities of $257,018 for the three month period ended June 30, 2009. The increase in cash used in operations is primarily due to spending related to our fundraising efforts.

Net cash provided by financing activities was $669,500 for the three month period ended June 30, 2010 compared to cash provided of $253,800 for the same period of 2009. During the three months ended June 30, 2010, we received $715, 000 in debt financing and paid $45,500 in shareholder loans. This compared to debt financing and shareholder loans of $253, 800 for the similar period in 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2009 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. The material weakness is identified below and as of June 30, 2010 have been partially remediated.

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

EARTH SEARCH SCIENCES, INC.

Date: August 16, 2010	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: August 16, 2010	/s/ Tami Story
Tami Story
Principal Accounting Officer