Form 10-Q
period 2010-09-30
EARTH SEARCH SCIENCES INC
filed 2010-11-22
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at November 12, 2010:  200,687,890

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED September 30, 2010

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters of a Vote of Security Holders	13
Item 5. Other information	13
Item 6. Exhibits	13

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	March 31, 2010

ASSETS
Current assets:
Cash	$479,071	$89,789
Prepaid expenses	-	13,000
Loan costs, net of accumulated amortization of $266,691 and $262,347, respectively	11,051	13,223
Total current assets	490,121	116,012

Property and equipment, net accumulated depreciation of $1,141,900 and $1,141,652, respectively	251	775
Intangible asset – patent	25,300	25,300
TOTAL ASSETS	$515,673	$142,087

LIABILITIES
Current liabilities:
Accounts payable	$1,416,434	$1,416,298
Accounts Payable – related parties	408,656	408,656
Accrued expenses	4,857,209	4,410,788
Current portion of notes payable	1,628,440	2,291,440
Derivative liability	544,742	30,924
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	1,588,942	1,698,922
Total current liabilities	19,131,387	18,943,852

Convertible notes payable, net of discount of $815,262	947,739	-

Total liabilities	20,079,126	18,943,852

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding.or none issued and outstanding	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 200,687,890 and 199,487,890 shares issued and outstanding, respectively.	200,687	199,487
Additional paid-in capital	55,252,153	55,176,881
Treasury Stock	(200,000)	(200,000)
Accumulated deficit	(74,847,542)	(74,009,383)
Total stockholders’ deficit	(19,563,454)	(18,801,765)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$515,673	$142,087

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Six months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Operating expenses
Depreciation and amortization	$ 524	$ 51,924	$ 262	$ 25,962
Research and development expense	150,020	-	50,020	-
General and administrative	803,182	689,606	237538	324,764

Total expenses	953,726	741,530	287,820	350,726

Loss from operations	(953,726)	(741,530)	(287,820)	(350,726)

Interest expense	393,704	(283,102)	220,692	(101,510)
Gain on derivative liabilities	(410,551)	-	(161,235)
Gain on conversion of debt	-	781,250	-	781,250

Net loss	(838,159)	(243,382)	(228,363)	329,014

Basic and diluted:
Loss per common share	($0.00)	($0.00)	($0.00)	$0.00
Weighted average common shares outstanding	200,687,890	194,726,470	200,687,890	194,796,466

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2010	2009 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(838,159)	$(243,382)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	524	51,924
Amortization of debt discount	140,032	-
Amortization of deferred finance costs	2,172	2,172
Change in fair value of derivative liabilities	(410,551)	-
Stock based compensation	54,000	-
Imputed interest	22,472	82,500
Gain on conversion of debt	-	(781,250)

Changes in assets and liabilities:
Accounts payable and accrued expenses	279,423	428,676
Accounts payable – related party	-	25,583
Accrued interest – related parties	167,273	100,441
Deposits	-	-
Prepaid expenses and other current asset	13,000	8,448
NET CASH USED IN OPERATING ACTIVITIES	(669,814)	(317,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net	-	3,800
Repayment on related party debt	(109,980)	-
Proceeds from issuance of common stock	-	-
Proceeds from issuance of convertible notes	1,069,077	250,000
Principal payments on short-term debt	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	959,097	253,800

NET INCREASE (DECREASE) IN CASH	389,282	(64,088)
CASH AT BEGINNING OF PERIOD	89,789	70,618
CASH AT END OF PERIOD	$479,071	$6,530

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$56
Taxes paid	-	-

See accompanying notes to unaudited consolidated financial statements.

 EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2010 as reported in the 10-K have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN
As shown in the accompanying financial statements, we incurred a net loss for the three months ended September 30, 2010 and had an accumulated deficit and a working capital deficit as of September 30, 2010. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of September 30, 2010 and March 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	September 30, 2010
	Level 1	Level 2	Level 3	Total
Derivative liabilities	-	-	$ 544,742	$ 544,742

March 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liabilities	-	-	$ 30,924	$ 30,924

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

NOTE 4 – CONVERSION OF DEBT TO PREFERRED STOCK
On July 9, 2009, we issued 31,250,000 shares of Series C Convertible Preferred Stock in exchange for $2,500,000 of convertible debt outstanding at that time. Each preferred share is convertible into one share of common at the holder’s option until July 9, 2014, at which time the preferred shares will be automatically converted to common stock provided that the company is in compliance with certain terms. Holders of preferred shares have voting rights equal to the equivalent number of common shares and participate in any cash dividends declared by the Board of Directors. In addition, holders of the preferred shares have a preferential right over other classes of stock in the event of liquidation. Based on its characteristics, the preferred shares are reported as equity.

We evaluated the notes conversion features under FASB ASC 470 and determined that the convertible notes were settled with preferred stock and therefore do not meet the criteria for troubled debt restructuring  or a modification of debt.

The Series C Convertible Preferred shares contain dividend participation and voting rights on an as converted basis.  In addition, the Series C Convertible Preferred shareholders have preferential rights over other classes of stock in the event of liquidation. The conversion feature was evaluated under FASB ASC 815 and because the embedded feature is clearly and closely related to the host contract, it is therefore not bifurcated under the appropriate accounting guidance. As a result, there is no derivative liability.

NOTE 5 – CONVERTIBLE NOTES PAYABLE
As of September 30, 2010, we finalized agreements on $1,763,000 in convertible  notes payable, of which  $1,100,000 which was received during the six months. These notes have a two year term and bear interest at 5%.  The conversion option allows for a conversion price of $0.08 per common share and include a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing.  ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision.  The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $905,968 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes.  At September 30, 2010, the valuation of the derivative liability was $544,742.

NOTE 6 – DERIVATIVE LIABILITY
The Company values its conversion option derivatives using the Black-Scholes option-pricing model.  Assumptions used in valuing the derivative liability at September 30, 2010 include (1) 0.61% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 255%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 7 - EQUITY
On April 7, 2010, the Company granted 1,200,000 common shares valued at $54,000 as compensation for director services.

NOTE 8 – RESTATEMENT
The September 30, 2009 comparative financial statements included herein have been restated due to the identification of an error.  The error related to the capitalization of the costs for our Prototype development.  Starting with the quarter ended September 30, 2008, we capitalized all costs associated with the development of our prototype in the belief it should be treated as the construction of equipment. Upon re-examination we believe it should have been treated as research and development and expensed when occurred.

The following tables reflect the adjustment and restated amounts:
June 30, 2009	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Deposits	$887,076	$(887,076)	$-
TOTAL ASSETS	1,082,240	(887,076)	195,164
Accumulated deficit	(72,437,860)	(887,076)	(73,324,936)

Total stockholders’ deficit	(19,053,136)	(887,076)	(19,940,212)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,082,240	(887,076)	195,164

For the Period Ended June 30, 2009	As Reported	Adjustment	As Restated
Consolidated Statement of Expenses
General and administrative	$392,282	$(27,440)	$364,842

Total expenses	418,244	(27,440)	390,804

Loss from operations	(418,244)	27,440	(390,804)
Net loss	(599,836)	27,440	(572,396)

For the Year Ended June 30, 2009	As Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES
Accounts payable and accrued expenses	$203,951	$(35,000)	$168,951
NET CASH USED IN OPERATING ACTIVITIES	(222,018)	(35,000)	(257,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for prototype	(35,000)	35,000	-
NET CASH USED IN OPERATING ACTIVITIES	(35,000)	35,000	-

For the Three Months Ended June 30, 2010	As Reported	Adjustment	As Restated
Consolidated Statement of Changes in Stockholders' deficit

Balances at March 31, 2009	$(71,838,024)	$(914,516)	$(72,752,540)
Net Loss	(270,822)	27,440	(243,382)
Accumulated deficit	(72,437,860)	(887,076)	(73,324,936)
Total stockholders’ deficit	(19,053,136)	(887,076)	(19,940,212)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS
Earth Search Sciences, Inc. (ESSI) is a Nevada corporation.  We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI were inactive during the quarter ending September 30, 2010.

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

RESULTS OF OPERATIONS
Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the three months ended September 30, 2010 or 2009.

Depreciation and amortization expense was $524 and $51,924 for the six month period ended September 30, 2010 and September 30, 2009 respectively.

General and administrative expenses were $803,182 for the six month period ended September 30, 2010, compared to $689,606 for the corresponding period of 2009. General and administrative expenses are higher primarily for the six month ended September 30, 210 due to expenditures related to coring and analysis and travel.

Interest expense for the three month period ended September 30, 2010, was $393,704 compared to interest expense of $283,102 for the corresponding period in 2009.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $669,814 for the six month period ended September 30, 2010 compared to net cash used by operating activities of $317,888 for the six month period ended September 30, 2009. The increase in cash used in operations is primarily due to changes in the fair value of our derivative liabilities.

Net cash provided by financing activities was $959,097 for the six month period ended September 30, 2010 compared to cash provided of $253,800 for the same period of 2009. During the six months ended September 30, 2010, we received $959,097in debt financing and paid $109,980 in shareholder loans. This compared to debt financing and shareholder loans of $253,800 for the similar period in 2009.

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

EARTH SEARCH SCIENCES, INC.

Date: November 22, 2010	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: November 22, 2010	/s/ Tami Story
Tami Story
Principal Accounting Officer