Form 10-Q
period 2010-12-31
EARTH SEARCH SCIENCES INC
filed 2011-02-14
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2010

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

Number of shares of common stock outstanding at February 14, 2011: 200,687,890

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED December 31, 2010

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters of a Vote of Security Holders	13
Item 5. Other information	13
Item 6. Exhibits	13

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2010	March 31, 2010

ASSETS
Current assets:
Cash	$31,116	$89,789
Investment	192,280	-
Prepaid expenses	-	13,000
Loan costs, net of accumulated amortization of $267,777 and $262,347, respectively	9,965	13,223
Total current assets	233,361	116,012

Property and equipment, net accumulated depreciation of $1,149,428 and $1,49,177, respectively	-	775
Intangible asset – patent	25,300	25,300
TOTAL ASSETS	$258,661	$142,087

LIABILITIES
Current liabilities:
Accounts payable	$1,416,327	$1,416,298
Accounts Payable – related parties	408,656	408,656
Accrued expenses	5,067,442	4,410,788
Current portion of notes payable	1,628,440	2,291,440
Derivative liability	296,992	30,924
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	1,543,442	1,698,922
Total current liabilities	19,048,123	18,943,852

Convertible notes payable, net of discount of $721,001	1,041,999	-

Total liabilities	20,090,122	18,943,852

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding. or none issued and outstanding	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 200,687,890 and 199,487,890 shares issued and outstanding, respectively.	200,687	199,487
Additional paid-in capital	55,263,389	55,176,881
Treasury Stock	(200,000)	(200,000)
Accumulated deficit	(75,126,787)	(74,009,383)
Total stockholders’ deficit	(19,831,461)	(18,801,765)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$258,661	$142,087

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Nine months ended		Three months ended
	December 31,		December 31,
		2009		2009
	2010	(Restated)	2010	(Restated)

Operating expenses
Depreciation and amortization	$ 775	$ 77,886	$ 251	$ 25,962
Research and development expense	150,020	-	-	-
General and administrative	1,024,982	1,121,375	221,800	382,208

Total expenses	1,175,777	1,199,261	222,051	408,170

Loss from operations	(1,175,777)	(1,199,261)	(222,051)	(408,170)

Interest expense	613,451	428,475	219,747	146,230
Gain on derivative liabilities	(658,301)	-	(247,750)	-
Gain on investment	(13,523)	-	(13,523)	-
Gain on conversion of debt	-	781,250	-	554,400

Net loss	$ (1,117,404)	$ (1,627,736)	$ (180,525)	$ (554,400)

Basic and diluted:
Loss per common share	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.00)
Weighted average common shares outstanding	200,657,345	194,726,470	200,687,890	194,796,466

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,
	2010		2009 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,117,404)	$(846,486)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization		775	77,886
Amortization of debt discount		234,292	-
Amortization of deferred finance costs		3,258	3,258
Change in fair value of derivative liabilities		(658,301)	-
Stock based compensation		54,000	-
Imputed interest		33,708	93,738
Common Stock issued for services			96,644
Gain on Investment		(13,523)
Gain on conversion of debt		-	(781,250)

Changes in assets and liabilities:
Accounts payable and accrued expenses		445,874	715,214
Accounts payable – related party		-	25,583
Accrued interest – related parties		210,809	149,402
Prepaid expenses and other current asset		13,000	12,198
NET CASH USED IN OPERATING ACTIVITIES		(793,512)	(453,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for equipment		-	(95,000)
Purchase of investment		(178,757)	-

NET CASH USED IN INVESTING ACTIVITIES		(178,757)	(95,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans, net		-	(61,542)
Repayment on related party debt		(155,480)	-
Proceeds from issuance of common stock		-	-
Proceeds from issuance of convertible notes		1,069,076	650,000
Principal payments on short-term debt		-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		913,596	588,458

NET INCREASE (DECREASE) IN CASH		(58,673)	39,645
CASH AT BEGINNING OF PERIOD		89,789	70,618
CASH AT END OF PERIOD		$31,116	$110,263

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$-	$56
Taxes paid	$		$-

See accompanying notes to unaudited consolidated financial statements.

 EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN
As shown in the accompanying financial statements, we incurred a net loss for the three months ended December 31, 2010 and had an accumulated deficit and a working capital deficit as of December 31, 2010. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of December 31, 2010 and March 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	December 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 296,992	$ 296,992

March 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 30,924	$ 30,924

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 fair value methodologies; that is, the Company is able to value the liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

During 2010, we began investing in Silver Coins and we purchased 9,200 face at $19,43 per dollar. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of December 31, 2010 the value increased to $192,280.

Assets Measured at Fair Value on a Recurring Basis	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investment in silver coins		$192,280		$192,280

March 31, 2010
	Level 1	Level 2	Level 3	Total
Investment in silver coins			-	-

The investments listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s investments resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets based on observable market data for similar instruments. This observable data includes the quoted vendor prices.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE
As of September 30, 2010, we finalized agreements on $1,763,000 in convertible  notes payable, of which  $1,100,000 which was received during the nine months. These notes have a two year term and bear interest at 5%.  The conversion option allows for a conversion price of $0.08 per common share and include a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing.  ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision.  The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $955,293 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes.  At December 31, 2010, the valuation of the derivative liability was $296,992.

NOTE 6 – DERIVATIVE LIABILITY
The Company values its conversion option derivatives using the Black-Scholes option-pricing model.  Assumptions used in valuing the derivative liability at December 31, 2010 include (1) 0.61% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 281%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 7 - EQUITY
On April 7, 2010, the Company granted 1,200,000 common shares valued at $54,000 as compensation for director services.

NOTE 8 – RESTATEMENT
The December 30, 2009 comparative financial statements included herein have been restated due to the identification of an error.  The error related to the capitalization of the costs for our Prototype development.  Starting with the quarter ended September 30, 2008, we capitalized all costs associated with the development of our prototype in the belief it should be treated as the construction of equipment. Upon re-examination we believe it should have been treated as research and development and expensed when occurred.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation.  We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI were inactive during the quarter ending December 30, 2010.

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

RESULTS OF OPERATIONS
Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the three months ended December 30, 2010 or 2009.

Depreciation and amortization expense was $775 and $77,886 for the nine month period ended December 31, 2010 and December 30, 2009 respectively.

General and administrative expenses were $1,024,982 for the nine month period ended December 31, 2010, compared to $1,121,375 for the corresponding period of 2009. General and administrative expenses are higher primarily for the nine month ended December 31, 2009 due to expenditures related to coring and analysis and travel.

Interest expense for the three month period ended December 31, 2010, was $219,747 compared to interest expense of $146,230 for the corresponding period in 2009.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $793,512 for the nine month period ended December 31, 2010 compared to net cash used by operating activities of $453,813 for the nine month period ended December 31, 2009. The increase in cash used in operations is primarily due to changes in the fair value of our derivative liabilities and increased spending on drilling and coring.

Net cash provided by financing activities was $913,596 for the nine month period ended December 31, 2010 compared to cash provided of $588,458 for the same period of 2009. During the nine months ended December 31, 2010, we received $1,069,076 in debt financing and paid $155,480 in shareholder loans. This compared to debt financing of $650,000 and shareholder loans of $61,542 for the similar period in 2009.

During 2010, we began investing in Silver Coins and we purchased 9,200 face at $19,43 per dollar. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of December 31, 2010 the value increased to $192,280.

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

EARTH SEARCH SCIENCES, INC.

Date: February 15, 2011	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: February 15, 2011	/s/ Tami Story
Tami Story
Principal Accounting Officer