Form 10-K
period 2011-03-31
EARTH SEARCH SCIENCES INC
filed 2011-07-14
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ Yes  ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 and section 15(d) of the Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (110,659,555 shares) was approximately $5,311,659 based on the average closing bid and ask price of $0.05 for such common equity as of March 31, 2011.

As of July 12, 2011, there were 200,687,890 outstanding shares of the issuer’s Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☑

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

PART I

ITEM 1. BUSINESS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI were inactive during fiscal 2010 and 2011.

We did not generate any revenue during fiscal year 2011, have no current business operations and are currently focused on two potential business ventures.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology as early as the fourth quarter of 2011 and subsequent commercial development as early as 2012.  Additionally we have secured oil shale land in both Wyoming and Colorado.

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

Exploitation of Oil and Gas from Oil Shale

On August 15th of 2008 ESSI acquired all of the outstanding shares of General Synfuels International, Inc. (GSI), an entity controlled by certain management and directors of ESSI. This transaction was accounted for as an asset purchase due to the fact that GSI was dormant, did not have customers or employees and only held certain proprietary rights, patent, technology and construction plans for a gasification process to recover the oil and gas from oil shale. In addition, the asset was recorded at its historical cost due to the fact that this transaction was between entities under common control. Prior to the acquisition, both entities were controlled by certain members of management. The $5,494,700 value given in the transaction, in excess of the historical cost of the asset was recorded as compensation expense.

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

Other
Employees

As of March 31, 2011, we had two full-time employees and one part time employee.

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

The estimated settlement obligation as of March 31, 2011 and 2010 was $8,686,824.

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

Quarter Ended	High	Low

June 30, 2009	.01	.00
September 30, 2009	.03	.00
December 31, 2009	.03	.00
March 31, 2010	.05	.00

June 30, 2010	.04	.02
September 30, 2010	.04	.01
December 31, 2010	.04	.02
March 31, 2011	.09	.03

(b)
Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2011 was approximately 1,255. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

(d)
In the last three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or as otherwise indicated:

Recent Sales of Unregistered Securities

Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)		Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)

3/13/2007	11,400,000	$0.10	$1,140,000	(1)	3/15/2007	250,000	$0.10	$25,000	(1)
3/16/2007	90,750	$0.10	$9,075	(1)	3/28/2007	2,500,000	$0.10	$250,000	(2)
3/31/2007	800,000			(3)	4/18/2007	65,000	$0.40	$26,000	(2)
4/27/2007	265,451	$0.11	$29,350	(1)	6/19/2007	34,386	$0.29	$10,000	(1)
7/18/2007	377,130	$0.22	$82,968	(1)	8/10/2007	98,012	$0.24	$23,523	(1)
9/14/2007	58,824	$0.19	$11,177	(1)	10/16/2007	141,763	$0.11	$15,594	(1)
11/13/2007	500,000	$0.05	$25,000	(4)	11/30/2007	557,143	$0.06	$35,000	(4)
12/17/2007	4,285,714	$0.07	$300,000	(4)	1/18/2008	1,865,000	$0.06	$111,900	(1)
2/13/2008	1,893,387	$0.06	$113,603	(1)	3/1/2008	500,000	$0.05	$25,000	(4)
4/14/2008	1,000,000	$0.06	$62,000	(1)	5/9/2008	392,736	$0.06	$2	(1)
5/9/2008	1,694,418	$0.08	$128,868	(6)	5/12/2008	14,472	$0.08	$1,101	(6)
5/12/2008	582,770	$0.05	$29,131	(1)	6/10/2008	3,000,000	$0.03	$95,000	(4)
6/11/2008	5,000,000	$0.05	$250,000	(4)	6/19/2008	2,841,667	$0.06	$170,500	(1)
7/7/2008	7,500,000	$0.04	$300,000	(4)	7/7/2008	2,000,000	$0.06	$120,000	(1)
7/14/2008	368,228	$0.08	$27,617	(1)	7/14/2008	1,250,000	$0.04	$50,000	(4)
7/22/2008	350,877	$0.05	$17,544	(6)	7/22/2008	400,001	$0.06	$24,800	(6)
7/29/2008	6,779,999	$0.08	$508,500	(4)	8/8/2008	625,000	$0.09	$56,250	(1)
8/8/2008	1,200,000	$0.05	$60,000	(4)	8/15/2008	34,753,788	$0.09	$3,127,841	(5)
9/26/2008	229,906	$0.06	$14,254	(6)	9/26/2008	2,463,672	$0.07	$172,457	(1)
10/6/2008	1,397,773	$0.06	$83,866	(1)	11/5/2008	2,608,844	$0.03	$78,265	(1)
12/10/2008	2,160,087	$0.02	$45,362	(1)	12/10/20088	312,504	$0.06	$19,375	(6)
12/10/2008	759,230	$0.05	$34,925	(6)	2/10/2009	6,000,000	$0.01	$72,000	(1)
9/30/2009	350,000	$0.02	$7,000	(1)	8/24/2009	350,000	$0.02	$7,000	(1)
11/5/2009	4,482,188	$0.02	$89,644	(1)	4/7/2010	1,200,000	$0.05	$54,000	(3)

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

Securities authorized for issuance under Equity Compensation Plans

The following table sets forth certain information on the Company’s Equity Compensation Plans as of March 31, 2011 See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

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

Results of Operations

Our aircraft was grounded in 2006 for required FAA repairs and maintenance and remained grounded through the issuance of this report.  As a result, we have not generated any revenue from our Hyperspectral remote sensing in fiscal year 2011 and 2010.

General and administrative costs were $1,603,961 in fiscal year 2011 compared with $1,399,653 in 2010. This increase was primarily due to additional costs related to the development of GSI’s prototype.

Interest expense was $872,081 in fiscal year 2011 compared to $521,083 in 2010. Our interest expense primarily consists of interest from our notes payable and related party debt.

We recognized a net loss of $1,850,538 in fiscal year 2011 compared with a net loss 2010 of $1,256,843.  The additional loss is related to developing the GSI prototype and related activity.

Liquidity and Capital Resources

At March 31, 2011, we had $73,625 of cash and cash equivalents and a working capital deficit of $20,553,359.  During fiscal year 2011, we used $1,116,252 in operating activities, resulting primarily from payments for salaries, services.  Net cash used in operating activities was $785,793 in 2010.

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

Net cash provided by financing activities was $1,278,844 in 2011 as compared to $804,964 in 2010 with the increase due to our ability to raise additional funds from the issuance of notes.  $1,500,000 came from the proceeds from convertible notes and we paid $221,156 in stockholder loans.

We do not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, we incurred losses from operations of $1,850,538 and $1,256,843 for the years ended March 31, 2011 and 2010, respectively and we have an accumulated deficit of $75,859,921 and negative working capital of $20,553,359 as of March 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Earth Search Sciences, Inc.
Lakeside, Montana

We have audited the accompanying consolidated balance sheets of Earth Search Sciences, Inc. as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of Earth Search's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Earth Search will continue as a going concern. Earth Search has a $20,553,359 working capital deficit as of March 31, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
Houston, Texas
www.malonebailey.com
July 14, 2011

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
ASSETS
Current assets:
Cash	$73,625	$89,789
Investments	236,900	-
Prepaid expenses	-	13,000
Loan costs, net of accumulated amortization of $262,347 and $258,003, respectively	8,879	13,223
Total current assets	319,404	116,012

Property and equipment, net accumulated depreciation of $1,149,428 and $1,148,653 respectively	-	775
Intangible asset – patents	300	25,300
TOTAL ASSETS	$319,704	$142,087

LIABILITIES
Current liabilities:
Accounts payable	$1,431,274	$1,416,298
Accounts payable – related parties	408,656	408,656
Accrued expenses	5,291,347	4,410,788
Current portion of notes payable	1,628,440	2,291,440
Settlement obligation	8,686,824	8,686,824
Derivative liability	511,614	30,924
Current portion of notes payable – related parties	1,477,766	1,698,922
Total current liabilities	19,435,921	18,943,852

Convertible notes payable, net of discount of $725,858	1,437,142	-
Total liabilities	$20,873,063	$18,943,852

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized; $.001 par value, 31,250,000 issued and outstanding, respectively	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized;200,687,890 and 199,487,893 shares issued and outstanding, respectively	200,687	199,487
Additional paid-in capital	55,274,625	55,176,881
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(75,859,921)	(74,009,383)
Total stockholders’ deficit	(20,553,359)	(18,801,765)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$319,704	$142,087

See accompanying summary of accounting policies   and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010
Operating expenses
Depreciation and amortization	$775	$101,472
General and administrative	1,975,679	1,399,653
Impairment loss	25,000

Total expenses	1,628,961	1,501,125

Loss from operations	(1,628,961)	(1,501,125)

Other income (expense)
Gain on conversion of debt	-	781,250
Gain on change in market value of embedded derivative	592,360	(15,885)
Unrealized gain on investment	58,144
Interest expense	(872,081)	(521,083)

Net Loss	$(1,850,538)	$(1,256,843)

Basic and diluted:
Loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	200,664,876	196,658,580

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2011 and 2010

	Preferred Stock	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balances at March 31, 2009			$194,655,705	$194,654	$53,315,070	$(200,000)	$(72,752,540)	$(19,442,816)

Issuance of common stock for services			4,832,188	4,833	91,811			96,644

Issuance of Preferred stock for GSI	31,250,000	31,250			1,687,500			1,718,750

Imputed interest					82,500			82,500

Net loss							(1,256,843)	(1,256,843)

Balances at March 31, 2010	31,250,000	$31,250	199,487,893	$199,487	$55,176,881	(200,000)	(74,009,383)	(18,801,765)

Issuance of common stock for services			1,200,000	1,200	52,800			54,000

Imputed interest					44,944			44,944

Net loss							(1,850,538)	(1,850,538)

Balances at March 31, 2011	31,250,000	$31,250	200,687,893	$200,687	$55,274,625	(200,000)	(75,859,921)	(20,553,359)

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,850,538)	$(1,256,843)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	775	101,472
Amortization of deferred finance costs	4,344	4,344
Imputed interest	44,944	82,500
Amortization of debt discount	347,193	15,039
Change in fair value of embedded derivative	(592,360)	15,885
Gain on conversion of debt	-	(781,250)
Common stock issued for services	54,000	96,644
Unrealized gain on investment	(58,144)	-
Impairment Loss	25,000

Changes in assets and liabilities:
Accrued interest – related party	176,389	196,738
Accounts payable and accrued expenses	719,145	720,542
Accounts payable – related party	-	18,688
Prepaid and other current assets	13,000	448
NET CASH USED IN OPERATING ACTIVITIES	(1,116,252)	(785,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	(178,756)	-
NET CASH USED IN INVESTING ACTIVITIES	(178,756)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	-	4,100
Payment on stockholder loans	(221,156)	(112,136)
Proceeds from issuance of common stock	-	-
Proceeds from issuance of convertible notes	1,500,000	913,000
Payment on short-term debt	-	-
Payment on long-term debt	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,278,844	804,964

NET CHANGE IN CASH	(16,164)	19,171
CASH AT BEGINNING OF PERIOD	89,789	70,618
CASH AT END OF PERIOD	$73,625	$89,789

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$41	$76
Taxes paid	-	-

Non-cash financing and investing activities:
Preferred stock issued for convertible related party debt	$-	$1,718,750
Discount on notes payable from derivative liabilities	1,073,057	-

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

We did not generate any revenue during fiscal year 2011 and 2010, and have no current business operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We evaluate long-lived assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

Intangible valuation impairment is determined using similar processes. The main step is to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative instruments are not used to hedge exposures to cash flow, market, or foreign currency risks. Earth Search evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, Earth Search uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates.   The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

INVESTMENTS

Investments consist of the Company's holdings in silver coins and are reported at fair value. The unrealized gains and losses from these investments are included in the Consolidated Statement of Operations as a component of net loss.

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

NET LOSS PER COMMON SHARE

Net loss per common share has been computed based on the weighted average number of common shares outstanding. Common stock equivalents have not been considered in the diluted net loss per share calculation because their effect on net loss per share is anti dilutive.

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

For the years ended March 31, 2011 and 2010, ESSI had no stock option issuances.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred losses from operations of $1,850,538 and $1,256,843 for the years ended March 31, 2011 and 2010, respectively and we have an accumulated deficit of $75,859,921 and negative working capital of $19,116,517 as of March 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following:

	2011	2010
Installment note payable, secured by our assets, interest at 15% - in default	$687,533	$687,533

Installment note payable, no security, interest at 15% - in default	298,907	298,907

GSI promissory notes, no security, interest at 10%, - in default	640,000	640,000

Advance	-	663,000

Other	2,000	2,000

Total	$1,628,440	$2,291,440

As of March 31, 2011, our subsidiary General Synfuels International issued 10% promissory notes in the amount of $729,000 of which $89,000 is due from the company to CEO Luis Lugo (net $640,000 is reflected in Notes Payable. The remaining $89,000 is reported in related party notes payable).  These one year notes carry an automatic conversion into equity of GSI equity, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000.  If GSI is sold before conversion occurs an amount of 1.5 times the principal amount becomes due and payable.  All of the notes are in default.

For the year ending March 31, 2011 and 2010, we recorded interest expense of $872,081 and $521,083, respectively.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of September 30, 2010, we finalized agreements on $2,163,000 in convertible notes payable, of which $1,500,000 was received during the year ended March 31, 2011. These notes have a two year term and bear interest at 5% per annum. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $1,073,050 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes. During the years ended March 31, 2011 and 2010, $347,193 and $15,039, respectively, of the discount was amortized. At March 31, 2011, the valuation of the derivative liability was $511,614.

During the year ended March 31, 2011, the Company recognized a gain on derivative liabilities of $561,436 as a result of the change in fair value of the derivative described above.  In addition, the Company recognized a gain on derivative liabilities of $30,924 for the write-off of a derivative liability previously recorded as of March 31, 2010 in relation to the GSI promissory notes described in Note 3.

The Company values its conversion option derivatives using the Black-Scholes option-pricing model.  Assumptions used in valuing the derivative liability at March 31, 2011 include (1) 0.61% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 273%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of March 31, 2011, the outstanding balance, net of discount on these convertible notes was $1,437,142.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

We have financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%.  Stockholder loans totaled $1,388,766 and $1,609,922 and accrued interest of $1,204,567 and $1,028,178 for 2011 and 2010, respectively. The principal balance is included in notes to related parties, along with $89,000 of convertible notes issued to related parties.  (See Note 3)

In prior years, the Company's directors made payments of $408,656 to vendors on behalf of the Company. These amounts are included in accounts payable - related parties in the consolidated balance sheet as of March 31, 2011 and 2010.

NOTE 6 - ACCRUED OFFICERS' COMPENSATION

Accrued compensation consists of the cumulative unpaid compensation due to two corporate officers (Chairman &Chief Executive Officer and Secretary) and two former corporate officers (Chief Executive Officer and Chief Financial Officer).  We recorded officer compensation of $407,800 and $683,832 during fiscal 2011 and 2010, respectively, and included these amounts in general and administrative expenses. Accrued officers’ compensation, including accrued interest and taxes, totaled $2,855,024 and $2,420,024 for 2011 and 2010 respectively and is included in accrued expenses.

NOTE 7 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2011 and 2010 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2010, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$9,434,983
Less: valuation allowance	(9,434,983)
Net deferred tax asset	$-

At March 31, 2011, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$10,030,525
Less: valuation allowance	(10,030,525)
Net deferred tax asset	$-

The cumulative net operating loss carry-forward is approximately $29,501,544 at March 31, 2011, and will expire in the years 2016 through 2031. The deferred tax asset has been fully reserved because we are unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code. Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.

NOTE 8 - COMMON STOCK

During fiscal 2011, we issued:

·	1,200,000 shares of stock for services valued at $54,000 using the grant-date quoted price of the stock. The 1,200,000 shares vest immediately and therefore $54,000 was expensed during the period.

During fiscal 2010, we issued:

·	4,832,188 shares of stock for services valued at $96,644 using the grant-date quoted price of the stock. The 4,832,188 shares vest immediately and therefore $96,644 was expensed during the period.

NOTE 9 - SETTLEMENT AGREEMENT

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

The estimated settlement obligation as of March 31, 2011 and 2010 was $8,686,824.

NOTE 10 - CONVERSION OF DEBT TO PREFERRED STOCK

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

The Series C Convertible Preferred shares contain dividend participation and voting rights on an as converted basis.  In addition, the Series C Convertible Preferred shareholders have preferential rights over other classes of stock in the event of liquidation. The conversion feature was evaluated under FASB ASC 815 and because the embedded feature is clearly and closely related to the host contract, it is classified as equity.

NOTE 11 - FAIR VALUE MEASUREMENTS

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of March 31, 2011 and March 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	March 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$511,614	$511,614

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$30,924	$30,924

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 fair value methodologies; that is, the Company is able to value the liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

During 2011, we began investing in silver coins and we purchased 9,200 face at $19.43 per dollar. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of March 31, 2011 the value increased to $236,900.

Assets Measured at Fair Value on a Recurring Basis	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment in silver coins	-	$236,900	-	$236,900

March 31, 2010
	Level 1	Level 2	Level 3	Total
Investment in silver coins	-	-	-	-

The investments listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s investments resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets based on observable market data for similar instruments. This observable data includes the quoted vendor prices.

NOTE 12 - SUBSEQUENT EVENTS

In April, May and June of 2011, Earth Search issued 5% convertible promissory notes in the amount of $175,000, $50,000 and $275,000 respectively.   On May 26 2011 we issued 1,000,000 shares of common stock to two consultants for services provided to the Company.

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of March 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of March 31, 2011, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Board of Directors Meetings and Subcommittees Meetings

Our Board of Directors held several meetings during the fiscal year ended March 31, 2011. All board actions were completed through unanimous written consents.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended March 31, 2011 and 2010: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the years ended March 31, 2011 and 2010; and (ii) our two other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the years ended March 31, 2011 and 2010 and who were employed by us at March 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Total Compensation ($)
Larry Vance Chief Executive Officer	2011 2010	200,000(1) 200,000(1)	0 0	18,000 0	218,000 200,000

Luis Lugo	2011	30,000 (2)	0	18,000	48,000
Chief Executive Officer	2010	203,687 (2)	0	0	203,687

Charles Bridge	2011	50,000(3)	0	0	50,000
Chief Financial Officer	2010	155,146(3)	0	0	155,146

Tami J. Story Secretary Treasurer	2011 2010	125,000(4) 125,000(4)	0 0	18,000 0	143,000 125,000

(1)	The entire amount of Mr. Vance’s salary was accrued during the fiscal years 2011 and 2010.
(2)	The entire amount of Mr. Lugo’s salary was accrued during the fiscal years 2010 and 2011.
(3)	The entire amount of Mr. Bridge’s salary was accrued during the fiscal years 2010 and 2011.
(4)	The entire amount of Ms. Story’s salary was accrued during the fiscal years 2010 and 2011.
(5)	In fiscal year 2011, each of Mr. Vance, Ms. Story and Mr. Lugo received 400,000 shares of our common stock valued at $0.05 per share as compensation for serving as a director of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our officers at March 31, 2010.

Director Compensation

The Company does not currently have any non-employee directors; in fiscal year 2011, each of Mr. Vance and Ms. Story received 400,000 shares of our common stock valued at $0.05 per share as compensation for serving as a director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s Common Stock as of March 31, 2011 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class
Larry Vance	65,075,302 (2)	79%
P.O. Box 763
Lakeside, MT 59922

Tami Story	17,312,922	21%
P.O. Box 763
Lakeside, MT 59901

All directors and officers	82,288,224	100%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2011 and March 31, 2010 and fees billed for other services rendered by MaloneBailey, LLP during those periods.

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$22,500	$29,800
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$22,500	$29,800

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
Date: July 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Larry Vance	Chief Executive Officer and Director
Larry Vance	(Principal Executive Officer)
Date: July 14, 2011

/s/ Tami Story	Secretary Treasurer
Tami Story	(Principal Financial Officer)
Date: July 14, 2011