Form 10-Q
period 2011-06-30
EARTH SEARCH SCIENCES INC
filed 2011-08-22
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	Number)

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

Number of shares of common stock outstanding at August 22, 2011: 201,792,060

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED June 30, 2011

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters of a Vote of Security Holders	12
Item 5. Other information	12
Item 6. Exhibits	12

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	March 31, 2011

ASSETS
Current assets:
Cash	$687,813	$73,625
Investment	218,500	236,900
Loan costs, net of accumulated amortization of $263,433 and $262,347 , respectively	7,793	8,879
Total current assets	914,106	319,404

Intangible asset – trade name	300	300
TOTAL ASSETS	$914,406	$319,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,433,586	$1,431,274
Accounts Payable – related parties	408,656	408,656
Accrued expenses	5,509,849	5,291,347
Current portion of notes payable	1,628,440	1,628,440
Derivative liability	810,710	511,614
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	1,415,766	1,477,766
Total current liabilities	19,893,831	19,435,921

Convertible notes payable, net of discount of $777,442 and $725,858, respectively	1,910,558	1,437,142

Total liabilities	21,804,389	20,873,063
		-

STOCKHOLDERS’ DEFICIT
Series C Convertible Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding. or none issued and outstanding	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 201,792,060 and 200,687,890 shares issued and outstanding, respectively	201,791	200,687
Additional paid-in capital	55,825,757	55,274,625
Treasury Stock	(200,000)	(200,000
Accumulated deficit	(76,747,781)	(75,859,921)
Total stockholders’ deficit	(20,889,983)	(20,553,359)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$914,406	$319,704

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
Operating expenses
Depreciation and amortization	$-	$262
Research and Development expense	-	100,000
General and administrative	484,875	466,925

Total expenses	484,875	567,187

Loss from operations	(484,875)	(567,187)

Other income (expense)
Loss on change in market value of embedded derivative	(109,603)	249,316
Unrealized loss on investment	(18,400)	-
Interest expense	(274,982)	(173,012)

Net Loss	$(887,860)	$(490,833)

Basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	200,711,932	199,487,890

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2011		2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(887,860)	(490,883)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization		-	262
Amortization of debt discount		137,909	49,325
Amortization of deferred finance costs		1,086	1,086
Change in fair value of embedded derivative		109,603	(249,316)
Common stock issued for services		40,000	54,000
Imputed interest		11,236	11,236
Unrealized loss on investment		18,400	-

Changes in assets and liabilities:
Accounts payable and accrued expenses		180,470	112,647
Accrued interest – related parties		40,344	122,600
Prepaid expenses and other current asset		-	13,000
NET CASH USED IN OPERATING ACTIVITIES		(348,812)	(376,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on related party debt		(62,000)	(45,500)
Proceeds from issuance of common stock		500,000	-
Proceeds from issuance of convertible notes		525,000	715,000
NET CASH PROVIDED BY FINANCING ACTIVITIES		963,000	669,500

NET INCREASE IN CASH		614,188	293,457
CASH AT BEGINNING OF PERIOD		73,625	89,789
CASH AT END OF PERIOD		$687,813	$383,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$-	$-
Taxes paid	$		$-

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities		$189,493	$-

See accompanying notes to unaudited consolidated financial statements.

 EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2011 as reported in the 10-K have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the three months ended June 30, 2011 and had an accumulated deficit and a working capital deficit as of June 30, 2011. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of June 30, 2011 and March 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	June 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$810,710	$810,710

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$511,614	$511,614

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 3 fair value methodologies; that is, the Company’s pricing inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

During 2010, we began investing in Silver Coins and we purchased 9,200 face at $19.43 per dollar. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of June 30, 2011 the value increased to $218,500.

Assets Measured at Fair Value on a Recurring Basis	June 30, 2011
	Level 1	Level 2	Level 3	Total
Investment in silver coins		$218,500		$218,500

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment in silver coins		$236,900	-	$236,500

The investments listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s investments resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets based on observable market data for similar instruments. This observable data includes the quoted vendor prices.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of June 30, 2011, we had $2,688,000 in convertible notes payable, of which $525,000 was received during the three months ended June 30, 2011. These notes have a two year term and bear interest at 5%. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $189,493 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes. During the three months ended June 30, 2011 and 2010, $137,909 and $49,325, respectively, of the discount was amortized. At June 30, 2011, the valuation of the derivative liability was $810,710.

During the three months ended June 30, 2011, the Company recognized a loss on derivative liabilities of $109,603 as a result of the change in fair value of the derivative described above.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at March 31, 2011	$511,614
ASC 815-15 (EITF 00-19) Additions	189,493
Change in fair value	109,603
Balance at June 30, 2011	$810,710

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at June 30, 2011 include (1) 0.19% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 250%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of June 30, 2011, the outstanding balance, net of discount on these convertible notes was $1,910,558.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

We financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. Stockholder loans totaled $1,326,766 and $1,388,766 as of June 30, 2011 and March 31, 2011, respectively. The principal balance is included in notes to related parties, along with $89,000 convertible notes issued to related parties.

NOTE 7 - EQUITY

On May 26, 2011, the Company issued 1,000,000 common shares of ESSI valued at $40,000 using the grant-date quoted price of the stock.

On June 7, 2011, the Company issued 104,167 common shares of GSI valued at $500,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI were inactive during the quarter ending June 30, 2011.

We did not generate any revenue during fiscal year 2011, have no current business operations and are currently focused on two potential business ventures.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology during third quarter of 2011 and subsequent commercial development as early as 2012. Additionally we have secured oil shale land in both Wyoming and Colorado.

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

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the three months ended June 30, 2011 or during 2010.

Depreciation and amortization expense was $0and $262 for the three month period ended June 30, 2011 and June 30, 2010 respectively.

General and administrative expenses were $484,875 for the three month period ended June 30, 2011, compared to $466,925 for the corresponding period of 2010. General and administrative expenses are higher primarily for the three month ended June 30, 2010 due to expenditures related to coring and analysis and travel.

Interest expense for the three month period ended June 30, 2011, was $274,982 compared to interest expense of $173,012 for the corresponding period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $348,812 for the three month period ended June 30, 2011 compared to net cash used by operating activities of $376,043 for the three month period ended June 30, 2010. The increase in cash used in operations is primarily due to increased spending on drilling and coring and the start of operations in Wyoming.

Net cash provided by financing activities was $963,000 for the three month period ended June 30, 2011 compared to cash provided of $669,500 for the same period of 2010. During the three months ended June 30, 2011, we received $525,000 in debt financing, $500,000 in equity financing and paid $62,000 in shareholder loans. This compared to debt financing of $715,000 and the payment of shareholder loans of $45,500 for the similar period in 2010.

As of June 30, 2011, we held 9,200 face at $23.75. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of June 30, 2011 the value increased to $218,500.

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

EARTH SEARCH SCIENCES, INC.

Date: August 22, 2011	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: August 22, 2011	/s/ Tami Story
Tami Story
Principal Accounting Officer