Form 10-Q/A
period 2011-06-30
EARTH SEARCH SCIENCES INC
filed 2011-09-14
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Earth Search Sciences, Inc. is filing this Amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 for the sole purpose of furnishing the Interactive Data Files in accordance with Rule 405 of Regulation S-T.  This Amendment provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).   This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

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

10.8	Agreement for Debt Settlement between Earth Search Sciences, Inc. and Larry Vance dated July 9, 2009

10.9	Agreement for Debt Settlement between Earth Search Sciences, Inc. and Ken Danchuk dated July 9, 2009

11.1	Agreement for Debt Settlement between Earth Search Sciences, Inc. and Ron McQueen dated July 9, 2009

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

EARTH SEARCH SCIENCES, INC.

Date: September 14, 2011	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: September 14, 2011	/s/ Tami Story
Tami Story
Principal Accounting Officer