Form 10-Q
period 2011-09-30
EARTH SEARCH SCIENCES INC
filed 2011-11-21
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (406) 751-7750

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

Number of shares of common stock outstanding at November 21, 2011: 201,792,060

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED September 30, 2011

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters of a Vote of Security Holders	13
Item 5. Other information	13
Item 6. Exhibits	13

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	March 31, 2011

ASSETS
Current assets:
Cash	$227,411	$73,625
Investment	191,268	236,900
Loan costs, net of accumulated amortization of $264,519 and $262,347 , respectively	6,707	8,879
Total current assets	425,386	319,404

Intangible asset – trade name	300	300
TOTAL ASSETS	$425,686	$319,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,444,585	$1,431,274
Accounts payable – related parties	408,656	408,656
Accrued expenses	5,731,184	5,291,347
Current portion of notes payable	1,628,440	1,628,440
Derivative liability	545,339	511,614
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	1,345,766	1,477,766
Total current liabilities	19,790,794	19,435,921

Convertible notes payable, net of discount of $611,216 and $725,858, respectively	2,076,784	1,437,142

Total liabilities	21,867,578	20,873,063
		-

STOCKHOLDERS’ DEFICIT
Series C Convertible Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding, respectively 31,250,000 issued and outstanding. or none issued and outstanding	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 201,792,060 and 200,687,890 shares issued and outstanding, respectively	201,791	200,687
Additional paid-in capital	55,814,707	55,274,625
Treasury stock	(200,000)	(200,000)
Non-controlling interest	27,146	-
Accumulated deficit	(77,316,786)	(75,859,921)
Total stockholders’ deficit	(21,441,892)	(20,553,359)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$425,686	$319,704

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Six Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Operating expenses
Depreciation and amortization	$-	$524	$-	$262
Research and Development expense	-	150,020	-	50,020
General and administrative	980,026	704,463	495,151	237,538

Total expenses	980,026	855,007	495,151	287,820

Loss from operations	(980,026)	(855,007)	(495,151)	(287,820)

Other income (expense)
Gain on change in market value of embedded derivative	155,769	410,551	265,372	161,235
Unrealized loss on investment	(45,632)	-	(27,232)	-
Interest expense	(581,116)	(393,704)	(306,134)	(220,692)

Net Loss	(1,451,005)	(838,160)	(563,145)	(347,277)
Loss attributable to Non-controlling interest	(5,860)	-	(5,860)	-
Net loss attributable to parent company	$(1,456,865)	$(838,160)	$(569,005)	$(347,277)

Basic and diluted:
Loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	200,446,204	200,687,890	201,792,060	200,687,890

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2011		2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,456,865)	(838,160)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest		5,860	-
Depreciation and amortization		-	524
Amortization of debt discount		304,135	140,032
Amortization of deferred finance costs		2,172	2,172
Change in fair value of embedded derivative		(155,768)	(410,551)
Common stock issued for services		40,000	54,000
Imputed interest		22,472	22,472
Unrealized loss on investment		45,632	-
Changes in assets and liabilities:
Accounts payable and accrued expenses		374,210	279,424
Accrued interest – related parties		78,938	167,273
Prepaid expenses and other current asset		-	13,000
NET CASH USED IN OPERATING ACTIVITIES		(739,214)	(569,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on related party debt		(132,000)	(109,980)
Proceeds from issuance of common stock of GSI		500,000	-
Proceeds from issuance of convertible notes		525,000	1,069,077
NET CASH PROVIDED BY FINANCING ACTIVITIES		893,000	959,097

NET INCREASE IN CASH		153,786	389,283
CASH AT BEGINNING OF PERIOD		73,625	89,789
CASH AT END OF PERIOD		$227,411	$479,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$-	$-
Taxes paid	$		$-

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities		$189,493	-
Reclassification of APIC to NCI		$21,286	-

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the three months ended September 30, 2011 and had an accumulated deficit and a working capital deficit as of September 30, 2011. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of September 30, 2011 and March 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	September 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 545,339	$ 545,339

March 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 511,614	$ 511,614

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

During 2010, we began investing in Silver Coins and we purchased 9,200 face at $19.43 per dollar. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of September 30, 2011 the value increased to $191,268.

Assets Measured at Fair Value on a Recurring Basis	September 30, 2011
	Level 1	Level 2	Level 3	Total
Investment in silver coins		$ 191,268		$ 191,268

March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment in silver coins		$ 236,900	-	$ 236,900

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of September 30, 2011, we had $2,688,000 in convertible notes payable, of which $525,000 was received during the six months ended September 30, 2011. These notes have a two year term and bear interest at 5%. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $189,493 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes. During the six months ended September 30, 2011 and 2010, $304,135 and $140,032, respectively, of the discount was amortized. At September 30, 2011, the valuation of the derivative liability was $545,339.

During the six months ended September 30, 2011, the Company recognized a gain on derivative liabilities of $155,768 as a result of the change in fair value of the derivative described above.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at March 31, 2011	$511,614
ASC 815-15 (EITF 00-19) Additions	189,493
Change in fair value	(155,768)
Balance at September 30, 2011	$545,339

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at September 30, 2011 include (1) 0.06% to 0.25% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 215% to 261%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of September 30, 2011, the outstanding balance, net of discount on these convertible notes was $2,076,784.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

We financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. Stockholder loans totaled $1,256,766 and $1,499,942 as of September 30, 2011 and March 31, 2011, respectively. The principal balance is included in notes to related parties, along with $89,000 convertible notes issued to related parties.

NOTE 6 - EQUITY

On May 26, 2011, the Company issued 1,000,000 common shares of ESSI valued at $40,000 using the grant-date quoted price of the stock for consulting services.

On June 7, 2011, the Company sold 104,167 common shares of GSI for $500,000 for 1% non-controlling ownership interest.  As of September 30, 2011, the non-controlling interest in equity totaled $27,146.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI were inactive during the quarter ending September 30, 2011.

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

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the six months ended September 30, 2011 or during 2010.

Depreciation and amortization expense was $0 and $262 for the three month period and $0 and $524 for the six month period ended September 30, 2011 and September 30, 2010 respectively.

General and administrative expenses were $980,026 for the six month period and $495,151 fo r the three month period ended September 30, 2011, compared to $704,463 and $287,820 for the corresponding period of 2010. General and administrative expenses are higher primarily for the three month ended September 30, 2011 due to expenditures related to coring and analysis and travel.

Interest expense for the six month period ended September 30, 2011, was $581,116 compared to interest expense of $393,704 for the corresponding period in 2010. Interest expense for the three month period ended September 30, 2011, was $306,134 compared to interest expense of $220,692 for the corresponding period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $739,214 for the six month period ended September 30, 2011 compared to net cash used by operating activities of $569,814 for the six month period ended September 30, 2010. The increase in cash used in operations is primarily due to increased spending on drilling and coring and the start of operations in Wyoming.

Net cash provided by financing activities was $893,000 for the six month period ended September 30, 2011 compared to cash provided of $959,097 for the same period of 2010. During the six months ended September 30, 2011, we received $525,000 in debt financing, $500,000 in equity financing and paid $132,000 in shareholder loans. This compared to debt financing of $1,069,077 and the payment of shareholder loans of $109,980 for the similar period in 2010.

As of September 30, 2011, we held 9,200 face at $20.79. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of September 30, 2011 the value increased to $191,268.

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

EARTH SEARCH SCIENCES, INC.

Date: November 21, 2011	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: November 21, 2011	/s/ Tami Story
Tami Story
Principal Accounting Officer