Form 10-Q
period 2011-12-31
EARTH SEARCH SCIENCES INC
filed 2012-02-16
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

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

Number of shares of common stock outstanding at February 15, 2012: 201,792,060

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED December 31, 2011

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters of a Vote of Security Holders	12
Item 5. Other information	12
Item 6. Exhibits	12

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2011	March 31, 2011

ASSETS
Current assets:
Cash	$81,229	$73,625
Investment	186,392	236,900
Loan costs, net of accumulated amortization of $265,605 and $262,347 , respectively	5,621	8,879
Total current assets	273,242	319,404

Intangible asset – trade name	-	300
TOTAL ASSETS	$273,242	$319,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,450,691	$1,431,274
Accounts payable – related parties	408,656	408,656
Accrued expenses	5,952,880	5,291,347
Current portion of notes payable	1,628,440	1,628,440
Derivative liability	248,248	511,614
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	1,327,766	1,477,766
Total current liabilities	19,703,505	19,435,921

Convertible notes payable, net of discount of $424,525 and $725,858, respectively	2,263,475	1,437,142

Total liabilities	21,966,980	20,873,063
		-

STOCKHOLDERS’ DEFICIT
Series C Convertible Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding, respectively	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 201,792,060 and 200,687,890 shares issued and outstanding, respectively	201,791	200,687
Additional paid-in capital	55,825,943	55,274,625
Treasury stock	(200,000)	(200,000)
Non-controlling interest	14,119	-
Accumulated deficit	(77,566,841)	(75,859,921)
Total stockholders’ deficit	(21,693,738)	(20,553,359)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$273,242	$319,704

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
Operating expenses
Depreciation and amortization	$300	$775	$300	$251
Research and Development expense	-	150,020	-	-
General and administrative	1,208,064	1,024,982	228,038	221,800

Total expenses	1,208,364	1,175,777	228,338	222,051

Loss from operations	(1,208,364)	(1,175,777)	(228,338)	(222,051)

Other income (expense)
Gain on change in market value of embedded derivative	452,860	658,301	297,091	247,750
Unrealized loss on investment	(50,508)	13,523	(4,876)	13,523
Interest expense	(908,075)	(613,451)	(326,959)	(219,747)

Net Loss	(1,714,087)	(1,117,404)	(263,082)	(180,525)
Loss attributable to Non-controlling interest	7,167	-	13,027	-
Net loss attributable to parent company	$(1,706,920)	$(1,117,404)	$(250,055)	$(180,525)

Basic and diluted:
Loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	201,561,908	200,657,345	201,792,060	200,687,890

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,706,920)	(1,117,404)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	(7,167)	-
Depreciation and amortization	300	775
Amortization of debt discount	490,826	234,292
Amortization of deferred finance costs	3,258	3,258
Change in fair value of embedded derivative	(452,859)	(658,301)
Common stock issued for services	40,000	54,000
Imputed interest	33,708	33,708
Unrealized (gain) loss on investment	50,508	(13,523)
Changes in assets and liabilities:
Accounts payable and accrued expenses	563,868	445,874
Accrued interest – related parties	117,082	210,809
Prepaid expenses and other current asset	-	13,000
NET CASH USED IN OPERATING ACTIVITIES	(867,396)	(793,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	(178,757)
NET CASH USED IN INVESTING ACTIVITIES	-	(178,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on related party debt	(150,000)	(155,480)
Proceeds from issuance of common stock of GSI	500,000	-
Proceeds from issuance of convertible notes	525,000	1,069,076
NET CASH PROVIDED BY FINANCING ACTIVITIES	875,000	913,596

NET INCREASE IN CASH	7,604	(58,673)
CASH AT BEGINNING OF PERIOD	73,625	89,789
CASH AT END OF PERIOD	$81,229	$31,116

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities	$189,493	-
Reclassification of additional paid-in capital to non-controlling interest	$21,286

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the three months ended December 31, 2011 and had an accumulated deficit and a working capital deficit as of December 31, 2011. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of December 31, 2011 and March 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	December 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$248,248	$248,248

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$511,614	$511,614

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

During 2010, we began investing in Silver Coins and we purchased 9,200 face at $19.43 per dollar. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of December 31, 2011 the value increased to $186,392.

Assets Measured at Fair Value on a Recurring Basis	December 31, 2011
	Level 1	Level 2	Level 3	Total
Investment in silver coins		$186,392		$186,392

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment in silver coins		$236,900	-	$236,900

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of December 31, 2011, we had $2,688,000 in convertible notes payable, of which $525,000 was received during the nine months ended December 31, 2011. These notes have a two year term and bear interest at 5%. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $189,493 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes. During the nine months ended December 31, 2011 and 2010, $490,826 and $234,292, respectively, of the discount was amortized. At December 31, 2011, the valuation of the derivative liability was $248,248.

During the nine months ended December 31, 2011, the Company recognized a gain on derivative liabilities of $452,860 as a result of the change in fair value of the derivative described above.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at March 31, 2011	$511,614
Additions	189,493
Change in fair value	(452,859)
Balance at September 30, 2011	$248,248

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at December 31, 2011 include (1) 0.06% to 0.25% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 206% to 250%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of December 31, 2011, the outstanding balance, net of discount on these convertible notes was $2,263,475.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

We financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. Stockholder loans totaled $1,327,766 and $1,499,942 as of December 31, 2011 and March 31, 2011, respectively. The principal balance is included in notes to related parties, along with $89,000 convertible notes issued to related parties.

NOTE 6 - EQUITY

On May 26, 2011, the Company issued 1,000,000 common shares of ESSI valued at $40,000 using the grant-date quoted price of the stock for consulting services.

On June 7, 2011, the Company sold 104,167 common shares of GSI for $500,000 for 1% non-controlling ownership interest, resulting in the reclassification of $21,286 from additional paid-in capital to non-controlling interest on that date.   During the nine months ended December 31, 2011, $7,167 of losses were allocated to the non-controlling interest, resulting in non-controlling interest of $14,119 as of December 31, 2011.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have five wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI were inactive during the quarter ending December 31, 2011.

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

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the nine months ended December 31, 2011 or during 2010.

Depreciation and amortization expense was $300 and $251 for the three month period and $300 and $775 for the nine month period ended December 31, 2011 and December 31, 2010 respectively.

General and administrative expenses were $1,208,364 for the nine month period and $228,338 for the three month period ended December 31, 2011, compared to $1,175,777 and $222,051 for the corresponding period of 2010. General and administrative expenses are higher primarily for the three and nine month ended December 31, 2011 due to expenditures related to coring and analysis and travel.

Interest expense for the nine month period ended December 31, 2011, was $908,075 compared to interest expense of $613,451 for the corresponding period in 2010. Interest expense for the three month period ended September 30, 2011, was $326,959 compared to interest expense of $219,747 for the corresponding period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $867,396 for the nine month period ended December 31, 2011 compared to net cash used by operating activities of $793,512 for the nine month period ended September 30, 2010. The increase in cash used in operations is primarily due to increased spending on drilling and coring and the start of operations in Wyoming.

Net cash provided by financing activities was $875,000 for the nine month period ended December 31, 2011 compared to cash provided of $913,596 for the same period of 2010. During the nine months ended December 31, 2011, we received $525,000 in debt financing, $500,000 in equity financing and paid $150,000 in shareholder loans. This compared to debt financing of $1,069,077 and the payment of shareholder loans of $155,480 for the similar period in 2010.

As of December 31, 2011, we held 9,200 face at $20.79. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of December 31, 2011 the value increased to $186,392.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2011 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures.

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

EARTH SEARCH SCIENCES, INC.

Date: February 16, 2012	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: February 16, 2012	/s/ Tami Story
Tami Story
Principal Accounting Officer