Form 10-K
period 2012-03-31
EARTH SEARCH SCIENCES INC
filed 2012-07-16
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2012
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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (127,969,402 shares) was approximately $2,559,388 based on the average closing bid and ask price of $0.02 for such common equity as of March 31, 2012.

As of July 16, 2012, there were 212,737,893 outstanding shares of the issuer’s Common Stock, par value $0.001.

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

PART I

ITEM 1. BUSINESS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have six wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc, Consolidated Exploration Technologies and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI and Consolidated Exploration Technologies were inactive during fiscal 2011 and 2012.

We did not generate any revenue during fiscal year 2012, have no current business operations and are currently focused on two potential business ventures.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology as early as the fourth quarter of 2012 and subsequent commercial development as early as 2013.  Additionally we have secured oil shale land in both Wyoming and Colorado.

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

Other

Employees

As of March 31, 2012, we had two full-time employees and one part time employee.

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

The estimated settlement obligation as of March 31, 2012 and 2011 was $8,686,824.

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

Quarter Ended	High	Low

June 30, 2010	.04	.02
September 30, 2010	.04	.01
December 31, 2010	.04	.02
March 31, 2011	.09	.03

June 30, 2011	.06	.02
September 30, 2011	.03	.02
December 31, 2011	.03	0.02
March 31, 2012	.04	.02

(b)
Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2012 was approximately 1,246. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

(d)
In the last three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or as otherwise indicated:

Recent Sales of Unregistered Securities

Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)		Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)

3/13/2007	11,400,000	$0.10	$1,140,000	(1)	3/15/2007	250,000	$0.10	$25,000	(1)
5/9/2008	1,694,418	$0.08	$128,868	(6)	5/12/2008	14,472	$0.08	$1,101	(6)
5/12/2008	582,770	$0.05	$29,131	(1)	6/10/2008	3,000,000	$0.03	$95,000	(4)
6/11/2008	5,000,000	$0.05	$250,000	(4)	6/19/2008	2,841,667	$0.06	$170,500	(1)
7/7/2008	7,500,000	$0.04	$300,000	(4)	7/7/2008	2,000,000	$0.06	$120,000	(1)
7/14/2008	368,228	$0.08	$27,617	(1)	7/14/2008	1,250,000	$0.04	$50,000	(4)
7/22/2008	350,877	$0.05	$17,544	(6)	7/22/2008	400,001	$0.06	$24,800	(6)
7/29/2008	6,779,999	$0.08	$508,500	(4)	8/8/2008	625,000	$0.09	$56,250	(1)
8/8/2008	1,200,000	$0.05	$60,000	(4)	8/15/2008	34,753,788	$0.09	$3,127,841	(5)
9/26/2008	229,906	$0.06	$14,254	(6)	9/26/2008	2,463,672	$0.07	$172,457	(1)
10/6/2008	1,397,773	$0.06	$83,866	(1)	11/5/2008	2,608,844	$0.03	$78,265	(1)
12/10/2008	2,160,087	$0.02	$45,362	(1)	12/10/20088	312,504	$0.06	$19,375	(6)
12/10/2008	759,230	$0.05	$34,925	(6)	2/10/2009	6,000,000	$0.01	$72,000	(1)
9/30/2009	350,000	$0.02	$7,000	(1)	8/24/2009	350,000	$0.02	$7,000	(1)
11/5/2009	4,482,188	$0.02	$89,644	(1)	4/7/2010	1,200,000	$0.05	$54,000	(3)
5/26/2011	500,000	$0.04	$20,000	(1)	5/26/2011	500,000	$0.04	$20,000	(1)
3/27/2012	250,000	$0.02	$5,000	(1)	3/27/2012	10,000,000	$0.02	$200,000	(2)
3/27/2012	400,000	$0.02	$8,000	(3)	3/27/2012	400,000	$0.02	$8,000	(3)

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

Securities authorized for issuance under Equity Compensation Plans

The following table sets forth certain information on the Company’s Equity Compensation Plans as of March 31, 2012 See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

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

Results of Operations

Our aircraft was grounded in 2006 for required FAA repairs and maintenance and remained grounded through the issuance of this report.  As a result, we have not generated any revenue from our Hyperspectral remote sensing in fiscal year 2012 and 2011.

General and administrative costs were $1,098,640 in fiscal year 2012 compared with $1,603,961 in 2011. This decrease was primarily due to reduced costs related to the development of GSI’s prototype.

Interest expense was $1,191,165 in fiscal year 2012 compared to $872,081 in 2011. Our interest expense primarily consists of interest from our notes payable and related party debt.

We recognized a net loss of $1,749,260 in fiscal year 2012 compared with a net loss of $1,850,838 in 2011.  The smaller loss is related to the reduction in development activity related to the GSI prototype.

Liquidity and Capital Resources

At March 31, 2012, we had $147,389 of cash and cash equivalents and a working capital deficit of $20,793,224.  During fiscal year 2012, we used $776,236 in operating activities, resulting primarily from payments for salaries and services.  Net cash used in operating activities was $1,116,252 in 2011.

In addition, ESSI evaluated the conversion option of the promissory note under ASC 815-15 and determined that the feature has characteristics of an embedded derivative. The embedded derivative was bifurcated and recorded as a derivative liability and debt discount. At March 31, 2012 and 2011, the derivative liability was valued at $142,641 and $511,614, respectively using the Black-Scholes Option Pricing Model.

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

Net cash provided by financing activities was $850,000 in 2012 as compared to $1,278,844 in 2011 with the decrease due to our inability to raise additional funds.  $525,000 came from the proceeds of convertible notes, $475,000 from the issuance of common stock of our subsidiary General Sysnfuels Internationals, Inc., and $150,000 was paid in stockholder loans.

We do not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, we incurred losses from operations of $1,742,093 and $1,850,838 for the years ended March 31, 2012 and 2011, respectively and we have an accumulated deficit of $77,602,014 and negative working capital of $20,793,224 as of March 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Instruments are reviewed and evaluated for embedded derivatives in accordance with ASC Topic 815. When applicable, the embedded feature is bifurcated from the host instrument and recorded as a derivative liability at its fair market value. A change in fair value of the derivative liabilities is recorded as a component of income for each reporting period.

Off Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Earth Search Sciences, Inc.
Lakeside, Montana

We have audited the accompanying consolidated balance sheets of Earth Search Sciences, Inc. and its subsidiaries (collectively, the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Search Sciences Inc. and its subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Earth Search will continue as a going concern. Earth Search has a working capital deficit as of March 31, 2012, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
Houston, Texas
www.malonebailey.com
July 16, 2011

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
ASSETS
Current assets:
Cash	$147,389	$73,625
Investments	-	236,900
Prepaid expenses	6,667	-
Loan costs, net of accumulated amortization of $266,691 and $262,347, respectively	4,535	8,879
Total current assets	158,591	319,404

Intangible asset – patents	-	300
TOTAL ASSETS	$158,591	$319,704

LIABILITIES
Current liabilities:
Accounts payable	$1,322,488	$1,431,274
Accounts payable – related parties	410,511	408,656
Accrued expenses	5,140,156	4,388,619
Accrued interest - related parties	708,986	902,728
Current portion of notes payable	1,628,440	1,628,440
Current portion of convertible notes payable, net of discount of $95,678 and $0 respectively	2,067,322	-
Settlement obligation	8,686,824	8,686,824
Derivative liability	142,641	511,614
Current portion of notes payable – related parties	844,447	1,477,766
Total current liabilities	20,951,815	19,435,921

Convertible notes payable, net of discount of $123,437 and $725,858 respectively	401,563	1,437,142
Total liabilities	$21,353,378	$20,873,063

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized; $.001 par value, 31,250,000 issued and outstanding, respectively	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 212,737,893 and 200,687,893 shares issued and outstanding, respectively	212,737	200,687
Additional paid-in capital	56,349,017	55,274,625
Non controlling interests	14,223	-
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(77,602,014)	(75,859,921)
Total stockholders’ deficit	(21,194,787)	(20,553,359)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$158,591	$319,704

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011
Operating expenses
General and administrative	$1,098,640	$1,603,961
Impairment loss	-	25,000

Total expenses	(1,098,640)	(1,628,961)

Other income (expense)
Gain on change in market value of embedded derivative	558,467	592,360
Unrealized gain(loss) on investment	(17,922)	58,144
Interest expense	(1,191,165)	(872,081)
Total other income(expense)	(650,620)	(221,577)

Net Loss	$(1,749,260)	$(1,850,538)
Loss Attributable to Non-controlling interest	7,167	-
Net loss attributable to parent company	(1,742,093)	(1,850,538)

Basic and diluted:
Loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	201,658,304	200,664,876

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2012 and 2011

	Preferred Stock	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Non Controlling Interests	Accumulated Deficit	Total
Balances at March 31, 2010	31,250,000	$31,250	199,487,893	$199,487	$55,176,881	(200,000)		(74,009,383)	(18,801,765)

Issuance of common stock for services			1,200,000	1,200	52,800				54,000

Imputed interest					44,944				44,944

Net loss								(1,850,538)	(1,850,538)

Balances at March 31, 2011	31,250,000	$31,250	200,687,893	$200,687	$55,274,625	(200,000)	-	(75,859,921)	(20,553,359)

Issuance of common stock for debt retirement of related party			10,000,000	10,000	190,000				200,000

Issuance of common stock for services			2,050,000	2,050	58,950				61,000

Issuance of GSI common stock for cash					453,610		21,390		475,000

Gain on settlement of debt with related party					371,832				371,832

Net loss							(7,167)	(1,742,093)	(1,749,260)

Balances at March 31, 2012	31,250,000	$31,250	212,737,893	$212,737	$56,349,017	(200,000)	14,223	(77,602,014)	(21,194,787)

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2011 and 20010

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,749,260)	$(1,850,538)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	-	775
Amortization of deferred finance costs	4,344	4,344
Imputed interest	-	44,944
Amortization of debt discount	696,236	347,193
Change in fair value of embedded derivative	(558,467)	(592,360)
Unrealized (gain) loss on investment	17,922	(58,144)
Common stock issued for services	61,000	54,000
Impairment Loss	300	25,000

Changes in assets and liabilities:
Accrued interest – related party	138,611	176,389
Accounts payable and accrued expenses	617,890	719,145
Accounts payable – related party	1,855	-
Prepaid and other current assets	(6,667)	13,000
NET CASH USED IN OPERATING ACTIVITIES	776,236	1,116,252

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	(178,756)
NET CASH USED IN INVESTING ACTIVITIES	-	(178,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on stockholder loans	(150,000)	(221,156)
Proceeds from issuance of common stock of General Synfuels International, Inc.	475,000	-
Proceeds from issuance of convertible notes	525,000	1,500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	850,000	1,278,844

NET CHANGE IN CASH	73,764	(16,164)
CASH AT BEGINNING OF PERIOD	73,625	89,789
CASH AT END OF PERIOD	$147,389	$73,625

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$41
Taxes paid	-	-

Non-cash financing and investing activities:
Related party debt and accrued interest converted to common stock	$571,832	$-
Related party debt paid by investment in Silver coins	$218,978	$-
Discount on notes payable from derivative liabilities	$-	$1,073,057

 See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Earth Search Sciences, Inc. ("we", "our", “ESSI”, or the "Company") ceased all revenue generating activity during 2007.

We have six wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc., Consolidated Exploration Technologies and General Synfuels International.  In addition, there are five majority-owned consolidated subsidiaries (these subs have been dormant for several years): Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc and Terranet, Inc.  All of these subsidiaries except General Synfuels International and Consolidated Exploration Technologies are inactive.

We did not generate any revenue during fiscal year 2012 and 2011, and have no current business operations.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include our accounts and the account of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States of America ("US GAAP").

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation on our property and equipment is recognized using the straight-line method over estimated useful lives ranging from five to ten years.

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

For the years ended March 31, 2012 and 2011, ESSI had no stock option issuances.

INVESTMENTS

Investments consist of the Company's holdings in silver coins and are reported at fair value. The unrealized gains and losses from these investments are included in the Consolidated Statement of Operations as a component of net loss. During the year ended March 31, 2012, we re-measured the fair value of silver coins and disposed our investment to pay off related party debt in the amount of $218,978(see Note 6).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we have a negative working capital of $20,793,224 as of March 31, 2012, which raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES

During the current year, the Company’s management paid expenses on behalf of company for operation purpose. As of March 31, 2012 and 2011, the Company is indebted to related parties in the amount of $410,511 and $408,656, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following:

	2012	2011
Installment note payable, secured by our assets, interest at 15% - in default	$687,533	$687,533

Installment note payable, no security, interest at 15% - in default	298,907	298,907

GSI promissory notes, no security, interest at 10%, - in default	640,000	640,000

Advance	-	-

Other	2,000	2,000

Total	$1,628,440	$1,628,440

As of March 31, 2012, our subsidiary General Synfuels International issued 10% promissory notes in the amount of $729,000 of which $89,000 is due from the company to former CEO Luis Lugo (net $640,000 is reflected in Notes Payable). The remaining $89,000 is reported in related party notes payable.  These one year notes carry an automatic conversion into equity of GSI equity, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000.  If GSI is sold before conversion occurs an amount of 1.5 times the principal amount becomes due and payable.  All of the notes are in default.

For the year ending March 31, 2012 and 2011, we recorded interest expense for notes payable of $494,929 and $524,888, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Convertible notes payable consist of the following:

	2012	2011
Current portion of convertible notes payable, net of discount of $95,678 and $0 respectively	$2,067,322	$-

Convertible notes payable, net of discount of $123,437 and $725,858 respectively	401,563	1,437,142

Total	$2,468,885	$1,437,142

As of September 30, 2010, we finalized agreements on $2,163,000 in convertible notes payable, of which $1,500,000 was received during the year ended March 31, 2011. An additional $525,000 in notes was received during the year ended March 31, 2012. These notes have a two year term and bear interest at 5% per annum. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $1,262,543 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes.  During the years ended March 31, 2012 and 2011, $696,236 and $347,193, respectively, of the discount was amortized. At March 31, 2012, the valuation of the derivative liability was $142,641.

During the year ended March 31, 2012 and 2011, the Company recognized a gain on derivative liabilities of $558,467 and $592,360, respectively as a result of the change in fair value of the derivative described above.

The Company values its conversion option derivatives using the Black-Scholes option-pricing model.  Assumptions used in valuing the derivative liability at March 31, 2012 include (1) 0.05 – 0.19% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility ranging between 180% - 253%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

We have financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%.  Stockholder loans totaled $755,447 and $1,388,766 and accrued interest of $1,035,537 and $1,204,567 for 2012 and 2011, respectively. The principal balance is included in notes to related parties, along with $89,000 of convertible notes issued to related parties.  (See Note 4)

During the year, we repaid $633,319 in principal along with accrued interest of $307,491 to the related parties. We paid $150,000 in cash, and $571,832 was converted into 10 million shares of common stock of the company at market price of $0.02 per share.  Due to the conversion of related party debt into common shares, gain in the amount of $371,832 was recorded as contributed capital.

During the year, we disposed off our investment in silver coins to repay the related party debt. The silver coins were re-measured at fair value based on observable market data for similar instrument for a fair value of $218,978 as of March 31, 2012. The Company exchanged the silver coins by retiring related party debt.

NOTE 7 - ACCRUED OFFICERS' COMPENSATION

Accrued compensation consists of the cumulative unpaid compensation due to two corporate officers (Chairman &Chief Executive Officer and Secretary) and two former corporate officers (Chief Executive Officer and Chief Financial Officer).  We recorded officer compensation of $375,000 and $407,800 during fiscal 2012 and 2011, respectively, and included these amounts in general and administrative expenses. Accrued officers’ compensation, including accrued interest and taxes, totaled $3,200,024 and $2,825,024 for 2012 and 2011 respectively and is included in accrued expenses.

NOTE 8 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2012 and 2011 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2011, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$10,030,525
Less: valuation allowance	(10,030,525)
Net deferred tax asset	$-

At March 31, 2012, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$10,555,255
Less: valuation allowance	(10,555,255)
Net deferred tax asset	$-

The cumulative net operating loss carry-forward is approximately $31,044,868 at March 31, 2012, and will expire in the years 2016 through 2031. The deferred tax asset has been fully reserved because we are unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carryforward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code. Such limitations could result in the expiration of a part or all of the loss carryforwards before their utilization.

NOTE 9 - COMMON STOCK

During fiscal 2012, we issued:

·
10,000,000 shares of stock for the conversion of related party debt totaling $571,832.The Company valued the shares at $200,000 using the grant-date quoted price of the stock of $0.02 per share. Since the converted debt was settled for lesser value and was with a related party, no gain was recognized. The excess value of $371,832 was recorded as contributed capital.

2,050,000 shares of stock for services valued at $61,000 using the grant-date quoted price of the stock. The 2,050,000 shares vest immediately and therefore $61,000 was expensed during the period.

The Company also received cash from the issuance of one of the subsidiaries common stock. The Company issued 104,167 shares of subsidiary’s common stock at $4.80 per share for a total of $500,000. The company paid $25,000 to a consultant to facilitate the transaction. The company recorded the fees as equity issuance costs and is netted with the total proceeds for net proceeds of $475,000.

During fiscal 2011, we issued:

·	1,200,000 shares of stock for services valued at $54,000 using the grant-date quoted price of the stock. The 1,200,000 shares vest immediately and therefore $54,000 was expensed during the period..

NOTE 10 - SETTLEMENT AGREEMENT

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

The estimated settlement obligation as of March 31, 2012 and 2011 was $8,686,824.

NOTE 11 - PREFERRED STOCK

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

NOTE 12 - FAIR VALUE MEASUREMENTS

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of March 31, 2012 and March 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	March 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 142,641	$ 142,641

March 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 511,614	$ 511,614

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 3 fair value methodologies; that is, the Company is able to value the liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

During 2011, we began investing in silver coins and we purchased 9,200 face at $19.43 per dollar. On the date of purchase, November 12, 2010 the coins were valued at $178,756. As of March 31, 2012 we had disposed of our investment in silver coins as repayment of related party debt (see note 6). The silver coins were re-measured at fair value based on observable market data for similar instrument and $17,922 was recognized as other expense for the year ended March 31, 2012.

Assets Measured at Fair Value on a Recurring Basis	March 31, 2012
	Level 1	Level 2	Level 3	Total
Investment in silver coins	-	-	-	-

March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment in silver coins	-	$236,900	-	$236,900

The investments listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s investments resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets based on observable market data for similar instruments. This observable data includes the quoted vendor prices.

NOTE 13 – NON-CONTROLLING INTEREST

On June 7, 2011, the Company sold 104,167 common shares of GSI for $500,000 for 1% non-controlling ownership interest, resulting in the reclassification of $21,390 from additional paid-in capital to non-controlling interest on that date. During the year ended March 31, 2012, $7,167 of losses were allocated to the non-controlling interest, resulting in non-controlling interest of $14,223 as of March 31, 2012.

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of March 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of March 31, 2012, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Board of Directors Meetings and Subcommittees Meetings

Our Board of Directors held several meetings during the fiscal year ended March 31, 2012. All board actions were completed through unanimous written consents.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended March 31, 2012 and 2011: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the years ended March 31, 2012 and 2011; and (ii) our two other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the years ended March 31, 2012 and 2011 and who were employed by us at March 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Total Compensation ($)
Larry Vance Chief Executive Officer	2012 2011	200,000(1) 200,000(1)	0 0	8,000 18,000	208,000 218,000

Tami J. Story Secretary Treasurer	2012 2011	125,000(2) 125,000(2)	0 0	8,000 18,000 0	133,000 143,000

(1)	The entire amount of Mr. Vance’s salary was accrued during the fiscal years 2011 and 2010.
(2)	The entire amount of Ms. Story’s salary was accrued during the fiscal years 2010 and 2011.
(5)	In fiscal year 2012, Mr. Vance received 400,000 shares of our common stock valued at $0.02 per share as compensation for serving as a director of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our officers at March 31, 2012.

Director Compensation

The Company does not currently have any non-employee directors; in fiscal year 2012, Mr. Vance received 400,000 shares of our common stock valued at $0.02 per share as compensation for serving as a director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s Common Stock as of March 31, 2012 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class
Larry Vance	55,475,302 (2)	76%
P.O. Box 763
Lakeside, MT 59922

Tami Story	17,907,472	24%
P.O. Box 763
Lakeside, MT 59901

All directors and officers	73,382,774	100%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2012 and March 31, 2011 and fees billed for other services rendered by MaloneBailey, LLP during those periods.

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$36,020	$22,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$36,020	$22,500

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
Date: July 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Larry Vance	Chief Executive Officer and Director
Larry Vance	(Principal Executive Officer)
Date: July 16, 2012

/s/ Tami Story	Secretary Treasurer
Tami Story	(Principal Financial Officer)
Date: July 16, 2012