Form 10-Q
period 2012-06-30
EARTH SEARCH SCIENCES INC
filed 2012-08-20
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (406) 751-7750

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

Number of shares of common stock outstanding at August 15, 2012: 213,154,561

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED June 30, 2012

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters of a Vote of Security Holders	12
Item 5. Other information	12
Item 6. Exhibits	12

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	March 31, 2012

ASSETS
Current assets:
Cash	$133,411	$147,389
Prepaid Expenses	6,667	6,667
Loan costs, net of accumulated amortization of $267,777 and $266,691 , respectively	3,449	4,535
Total current assets	143,527	158,591

TOTAL ASSETS	$143,527	$158,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,328,894	$1,322,488
Accounts payable – related parties	410,511	410,511
Accrued expenses	5,328,726	5,140,156
Accrued interest – related parties	715,970	708,986
Current portion of notes payable	1,628,440	1,628,440
Current portion of notes payable, net of discount of $154,932 and $95,678	2,533,068	2,067,322
Derivative liability	49,267	142,641
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	841,947	844,447
Total current liabilities	21,523,647	20,951,815

Convertible notes payable, net of discount of $0 and $123,437, respectively	-	401,563

Total liabilities	21,523,647	21,353,378
		-

STOCKHOLDERS’ DEFICIT
Series C Convertible Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding, respectively 31,250,000 issued and outstanding. or none issued and outstanding	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 213,154,161 and 212,737,893 shares issued and outstanding, respectively	213,154	212,737
Additional paid-in capital	56,373,600	56,349,017
Treasury stock	(200,000)	(200,000)
Non-controlling interest	14,223	14,223
Accumulated deficit	(77,812,347)	(77,602,014)
Total stockholders’ deficit	(21,380,120)	(21,194,787)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$143,527	$158,591

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Operating expenses
General and administrative	$127,927	$484,875

Total expenses	127,927	484,875

Loss from operations	120,927	(484,875)

Other income (expense)
Gain on change in market value of embedded derivative	93,374	(109,603)
Unrealized loss on investment	-	(18,400)
Interest expense	(175,780)	(274,982)

Net Loss	(210,333)	(887,860)
Loss attributable to Non-controlling interest	-	-
Net loss attributable to parent company	$(210,333)	$(887,860)

Basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	213,012,619	200,711,932

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(210,333)	(887,860)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	-	-
Depreciation and amortization	-	-
Amortization of debt discount	64,183	137,909
Amortization of deferred finance costs	1,086	1,086
Change in fair value of embedded derivative	(93,374)	109,603
Common stock issued for services	-	40,000
Imputed interest	-	11,236
Unrealized (gain) loss on investment	-	18,400
Changes in assets and liabilities:
Accounts payable and accrued expenses	180,073	180,470
Accrued interest – related parties	21,887	40,344
Prepaid expenses and other current asset	-	-
NET CASH USED IN OPERATING ACTIVITIES	(36,478)	(348,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on related party debt	(2,500)	(62,000)
Proceeds from issuance of common stock of GSI	25,000	500,000
Proceeds from issuance of convertible notes	-	525,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,500	963,000

NET INCREASE IN CASH	(13,978)	614,188
CASH AT BEGINNING OF PERIOD	147,389	73,625
CASH AT END OF PERIOD	$133,411	$687,813

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,700	$-
Taxes paid	$-	$-

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities	$-	189,493

See accompanying notes to unaudited consolidated financial statements.

 EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2012 as reported in the 10-K have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the three months ended June 30, 2012 of $210,333, had an accumulated deficit of 77,812,347and a working capital deficit of $21,380,120 as of June 30, 2012. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of June 30, 2012 and March 31, 2012. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	June 30, 2012
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$49,267	$49,267

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$142,641	$142,641

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of June 30, 2012, we had $2,688,000 in convertible notes payable. These notes have a two year term and bear interest at 5%. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $189,493 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes. During the three months ended June 30, 2012 and 2011, $64,183 and $137,909, respectively, of the discount was amortized. At June 30, 2012, the valuation of the derivative liability was $49,267.

During the three months ended June 30, 2012, the Company recognized a gain on derivative liabilities of $93,374 as a result of the change in fair value of the derivative described above.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at March 31, 2012	$142,641
Additions	-
Change in fair value	(93,374)
Balance at September 30, 2011	$49,267

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at June  30, 2012 include (1) 0.05% to 0.21% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 189% to 254%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of June 30, 2012, the outstanding balance, net of discount on these convertible notes was $2,533,068.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

We financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. Stockholder loans totaled $841,947 and $844,447 as of June 30, 2012 and March 31, 2012, respectively. The principal balance is included in notes to related parties, along with $89,000 convertible notes issued to related parties.

NOTE 6 - EQUITY

On May 1, 2012, the Company issued 416,668 common shares of ESSI valued at $0.06 per share for total proceeds of $25,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE FOCUS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have six wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc, Consolidated Exploration Technologies and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI were inactive were inactive during the quarter ending June 30, 2012.

We did not generate any revenue during fiscal year 2012, have no current business operations and are currently focused on two potential business ventures.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology during third quarter of 2012 and subsequent commercial development as early as 2013. Additionally we have secured oil shale land in both Wyoming and Colorado.

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

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the three months ended June 30, 2012 or during 2011.

General and administrative expenses were $127,927 for the three month period ended June 30, 2012, compared to $484,875 for the corresponding period of 2011. General and administrative expenses are lower primarily due to a reduction in operating activity.

Interest expense for the three month period ended June 30, 2012, was $110,511 compared to interest expense of $274,982 for the corresponding period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $36,478 for the three month period ended June 30, 2012 compared to net cash used by operating activities of $348,812 for the three month period ended June 30, 2011. The reduction in cash used in operations is primarily due to reduced operating activity.

Net cash provided by financing activities was $22,500 for the three month period ended June 30, 2012 compared to cash provided of $963,000 for the same period of 2011. During the three months ended June 30, 2012, we received $25,000 in equity financing and paid $2,500 in shareholder loans. This compared to debt financing of $525,000, equity financing of $500,000 and the payment of shareholder loans of $62,000 for the similar period in 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2012 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures.

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

EARTH SEARCH SCIENCES, INC.

Date: August 20, 2012	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: August 20, 2012	/s/ Tami Story
Tami Story
Principal Accounting Officer