Form 10-Q
period 2012-09-30
EARTH SEARCH SCIENCES INC
filed 2012-11-19
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:    (406) 751-7750

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

Number of shares of common stock outstanding at November 19, 2012: 213,404,558

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED September
 30, 2012

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters of a Vote of Security Holders	12
Item 5. Other information	12
Item 6. Exhibits	12

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	March 31, 2012

ASSETS
Current assets:
Cash	$45,983	$147,289
Prepaid Expenses	6,603	6,667
Loan costs, net of accumulated amortization of $268,863 and $266,691, respectively	2,363	4,535
Total current assets	54,949	158,591

TOTAL ASSETS	$54,949	$158,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,318,894	$1,322,488
Accounts payable – related parties	410,511	410,511
Accrued expenses	5,179,120	5,140,156
Accrued interest – related parties	1,050,487	708,986
Current portion of notes payable	1,628,440	1,628,440
Current portion of notes payable, net of discount of $83,839 and $95,678	2,583,199	2,067,322
Derivative liability	61,023	142,641
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	836,947	844,447
Total current liabilities	21,755,455	20,951,815

Convertible notes payable, net of discount of $0 and $123,437, respectively	-	401,563

Total liabilities	21,755,445	21,353,378
		-

STOCKHOLDERS’ DEFICIT
Series C Convertible Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding, respectively 31,250,000 issued and outstanding. or none issued and outstanding	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 213,404,588 and 212,737,893 shares issued and outstanding, respectively	213,404	212,737
Additional paid-in capital	56,388,350	56,349,017
Treasury stock	(200,000)	(200,000)
Non-controlling interest	14,223	14,223
Accumulated deficit	(78,147,723)	(77,602,014)
Total stockholders’ deficit	(21,700,496)	(21,194,787)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,949	$158,591

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)

	Six Months Ended September 30,		Three Months Ended September 30,

	2012	2011	2012	2011
Operating expenses
Depreciation and amortization	$-	$-		-
Research and Development expense	-	-		-
General and administrative	289,171	980,026	161,244	495,151

Total expenses	289,171	980,026	161,244	495,151

Loss from operations	(289,171)	(980,026)	(161,244)	(495,151)

Other income (expense)
Loss on change in market value of embedded derivative	81,618	155,769	11,756	265,372
Unrealized loss on investment	-	(45,632)	-	(27,232)
Interest expense	(338,156)	(581,116)	(162,376)	(306,134)

Net Loss	$(545,709)	$(1,451,005)	335,376	(563,145)
Loss attributable to Non-controlling interest	-	(5,860)	-	(5,860)
Net Loss attributable to parent company	(545,709)	(1,456,865)	(335,376)	(569,005)

Basic and diluted:
Loss per share	$(0.00)	$(0.00)	(0.00)	(0.00)
Weighted average common shares outstanding	213,208,295	200,446,204	213,401,844	201,792,060

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(545,709)	(1,456,865)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	2,237	5,860
Depreciation and amortization	-	-
Amortization of debt discount	114,314	304,135
Amortization of deferred finance costs	2,172	2,172
Change in fair value of embedded derivative	(81,618)	(155,768)
Common stock issued for services	-	40,000
Imputed interest	-	22,472
Unrealized (gain) loss on investment	-	45,632
Changes in assets and liabilities:
Accounts payable and accrued expenses	355,049	374,210
Accrued interest – related parties	21,887	78,938
Prepaid expenses and other current asset	-	-
NET CASH USED IN OPERATING ACTIVITIES	(133,905)	(739,214)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on related party debt	(7,501)	(132,000)
Proceeds from issuance of common stock of GSI	40,000	500,000
Proceeds from issuance of convertible notes	-	525,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,499	893,000

NET INCREASE IN CASH	(101,406)	153,786
CASH AT BEGINNING OF PERIOD	147,389	73,625
CASH AT END OF PERIOD	$45,983	$227,411

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,700	$-
Taxes paid	$-	$-

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities	$-	189,493

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the six months ended September 30, 2012 of $545,709, had an accumulated deficit of $78,147,723 and a working capital deficit of $21,700,506 as of September 30, 2012. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

Liabilities Measured at Fair Value on a Recurring Basis	September 30, 2012
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 61,023	$ 61,023

March 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 142,641	$ 142,641

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of September 30, 2012, we had $2,688,000 in convertible notes payable. These notes have a two-year term and bear interest at 5%. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $189,493 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes. During the six months ended September 30, 2012 and 2011, $114,314 and $304,135, respectively, of the discount was amortized. At September 30, 2012, the valuation of the derivative liability was $61,023.

During the six months ended September 30, 2012, the Company recognized a gain on derivative liabilities of $81,618 as a result of the change in fair value of the derivative described above.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at March 31, 2012	$142,641
Additions	-
Change in fair value	(81,618)
Balance at September 30, 2011	$61,023

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at September 30, 2012 include (1) 0.05% to 0.21% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 189% to 254%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of September 30, 2012, the outstanding balance, net of discount on these convertible notes was 2,583,199.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

We financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. Stockholder loans totaled $836,947 and $844,447 as of September30, 2012 and March 31, 2012, respectively. The principal balance is included in notes to related parties, along with $89,000 convertible notes issued to related parties.

NOTE 6 - EQUITY

On May 1, 2012, the Company issued 416,668 common shares of ESSI valued at $0.06 per share for total proceeds of $25,000.  On August 3, 2012, the Company issued 250,000 common shares of ESSI valued at $0.06 per share for total proceeds of $15,000.

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

RESULTS OF OPERATIONS

Our data collection aircraft was grounded for repairs for FAA required maintenance in 2006 and has not been operational since that time. As a result, we had no revenues during the six months ended September 30, 2012 or during 2011.

General and administrative expenses were $161,244 and $289,171 for the three and six month periods ended September 30, 2012, compared to $495,151 and $980,026 for the corresponding periods ended 2011. General and administrative expenses for both the three and six month periods are lower primarily due to a reduction in operating activity.

Interest expense for the three and six month periods ended September 30, 2012, was $162,376 and $338,156 compared to interest expense of $306,134 and $581,116 for the corresponding periods in 2011.  This reduction in interest expense was primarily due to a reduction in shareholder loans.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $133,905 for the six month period ended September 30, 2012 compared to net cash used by operating activities of $739,214 for the six month period ended September 30, 2011. The reduction in cash used in operations is primarily due to reduced operating activity.

Net cash provided by financing activities was $32,499 for the three month period ended September 30, 2012 compared to cash provided of $893,000 for the same period of 2011. During the six months ended September 30, 2012, we received $40,000 in equity financing and paid $7,501 in shareholder loans. This compared to debt financing of $525,000, equity financing of $500,000 and the payment of shareholder loans of $132,000 for the similar period in 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, principally our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of March 31, 2012 we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures.  Management concluded that the disclosure controls were not effective.

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

EARTH SEARCH SCIENCES, INC.

Date: November 19, 2012	/s/ Larry Vance
Larry Vance
Principal Executive Officer

Date: November 19, 2012	/s/ Tami Story
Tami Story
Principal Accounting Officer