Form 10-K
period 2013-03-31
EARTH SEARCH SCIENCES INC
filed 2014-06-20
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2013
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

Issuer’s telephone number (406) 250-7750
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (129,420,770 shares) was approximately $2,110,905 based on the average closing bid and ask price of $0.02 for such common equity as of March 31, 2013.

As of June 20, 2014, there were 212,737,893 outstanding shares of the issuer’s Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☐

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

PART I

ITEM 1. BUSINESS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have six wholly-owned subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc, Consolidated Exploration Technologies and General Synfuels International (GSI). In addition, there are five majority-owned consolidated subsidiaries: Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc. All subsidiaries except GSI and Consolidated Exploration Technologies were inactive during fiscal 2012 and 2013.

We did not generate any revenue during fiscal year 2013, have no current business operations and are currently focused on two potential business ventures.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology as early as the fourth quarter of 2014 and subsequent commercial development as early as 2015.  Additionally we have secured oil shale land in both Wyoming and Colorado.

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

GSI is currently examining various private oil shale sites in Colorado and Wyoming for a test plant as well as starting the process of applying for a Bureau of Land Management R&D oil shale lease. The first phase is budgeted for approximately $15 million of development cost. The purpose of this plant is to prove certain operating variables.

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

Other

Employees

As of March 31, 2013, we had one full-time employee.

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

The estimated settlement obligation as of March 31, 2013 and 2012 was $8,686,824.

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

Quarter Ended	High	Low

June 30, 2011	.06	.02
September 30, 2011	.03	.02
December 31, 2011	.03	.02
March 31, 2012	.04	.02

June 30, 2012	.02	.01
September 30, 2012	.01	.00
December 31, 2012	.02	.00
March 31, 2013	.01	.00

(b)
Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2013 was approximately 1,259. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

(d)
In the last three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or as otherwise indicated:

Recent Sales of Unregistered Securities

Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)		Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)

3/13/2007	11,400,000	$0.10	$1,140,000	(1)	3/15/2007	250,000	$0.10	$25,000	(1)
5/9/2008	1,694,418	$0.08	$128,868	(6)	5/12/2008	14,472	$0.08	$1,101	(6)
5/12/2008	582,770	$0.05	$29,131	(1)	6/10/2008	3,000,000	$0.03	$95,000	(4)
6/11/2008	5,000,000	$0.05	$250,000	(4)	6/19/2008	2,841,667	$0.06	$170,500	(1)
7/7/2008	7,500,000	$0.04	$300,000	(4)	7/7/2008	2,000,000	$0.06	$120,000	(1)
7/14/2008	368,228	$0.08	$27,617	(1)	7/14/2008	1,250,000	$0.04	$50,000	(4)
7/22/2008	350,877	$0.05	$17,544	(6)	7/22/2008	400,001	$0.06	$24,800	(6)
7/29/2008	6,779,999	$0.08	$508,500	(4)	8/8/2008	625,000	$0.09	$56,250	(1)
8/8/2008	1,200,000	$0.05	$60,000	(4)	8/15/2008	34,753,788	$0.09	$3,127,841	(5)
9/26/2008	229,906	$0.06	$14,254	(6)	9/26/2008	2,463,672	$0.07	$172,457	(1)
10/6/2008	1,397,773	$0.06	$83,866	(1)	11/5/2008	2,608,844	$0.03	$78,265	(1)
12/10/2008	2,160,087	$0.02	$45,362	(1)	12/10/20088	312,504	$0.06	$19,375	(6)
12/10/2008	759,230	$0.05	$34,925	(6)	2/10/2009	6,000,000	$0.01	$72,000	(1)
9/30/2009	350,000	$0.02	$7,000	(1)	8/24/2009	350,000	$0.02	$7,000	(1)
11/5/2009	4,482,188	$0.02	$89,644	(1)	4/7/2010	1,200,000	$0.05	$54,000	(3)
5/26/2011	500,000	$0.04	$20,000	(1)	5/26/2011	500,000	$0.04	$20,000	(1)
3/27/2012	250,000	$0.02	$5,000	(1)	3/27/2012	10,000,000	$0.02	$200,000	(2)
3/27/2012	400,000	$0.02	$8,000	(3)	3/27/2012	400,000	$0.02	$8,000	(3)
4/9/2012	416,667	$0.06	$25,000	(4)	8/1/2012	250,000	$0.06	$15,000	(4)
12/30/2012	500,000	$0.06	$30,000	(4)

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

Securities authorized for issuance under Equity Compensation Plans

The following table sets forth certain information on the Company’s Equity Compensation Plans as of March 31, 2013 See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

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

Results of Operations

Our aircraft was grounded in 2006 for required FAA repairs and maintenance and remained grounded through the issuance of this report.  As a result, we have not generated any revenue from our Hyperspectral remote sensing in fiscal year 2013 and 2012.

General and administrative costs were $745,673 in fiscal year 2013 compared with $1,098,640 in 2012. This decrease was primarily due to reduced costs related to the development of GSI’s prototype.

Interest expense was $442,441 in fiscal year 2013 compared to $1,191,165 in 2012. Our interest expense primarily consists of interest from our notes payable and related party debt.

We recognized a net loss of $1,079,673 in fiscal year 2013 compared with a net loss of $1,749,260 in 2012.  The smaller loss is related to the reduction in development activity related to the GSI prototype.

Liquidity and Capital Resources

At March 31, 2013, we had $22,588 of cash and cash equivalents and a working capital deficit of $22,206,825.  During fiscal year 2013, we used $745,673 in operating activities, resulting primarily from payments for salaries and services.  Net cash used in operating activities was $776,236 in 2012.

In addition, ESSI evaluated the conversion option of the promissory note under ASC 815-15 and determined that the feature has characteristics of an embedded derivative. The embedded derivative was bifurcated and recorded as a derivative liability and debt discount. At March 31, 2013 and 2012, the derivative liability was valued at $34,200 and $142,641, respectively using the Black-Scholes Option Pricing Model.

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

Net cash provided by financing activities was ($7,501) in 2013 as compared to $850,000 in 2012 with the decrease due to our inability to raise additional funds and $7,501 was paid in stockholder loans.

We do not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, we incurred losses from operations of $1,077,961 and $1,742,093 for the years ended March 31, 2013 and 2012, respectively and we have an accumulated deficit of $78,681,687 and negative working capital of $22,206,825 as of March 31, 2013.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Current assets:
Cash	$22,588	$147,389
Investments	-	-
Prepaid expenses	6,667	6,667
Loan costs, net of accumulated amortization of $266,691 and $262,347, respectively	2,365	4,535
Total current assets	31,620	158,591

Intangible asset – patents	-	-
TOTAL ASSETS	$31,620	$158,591

LIABILITIES
Current liabilities:
Accounts payable	$1,318,894	$1,322,488
Accounts payable – related parties	410,511	410,511
Accrued expenses	6,637,877	5,849,142
Current portion of notes payable	1,628,440	1,628,440
Current portion of convertible notes payable, net of discount of $5,613 and $95,678 respectively	2,682,387	2,067,322
Settlement obligation	8,686,824	8,686,824
Derivative liability	34,200	142,641
Current portion of notes payable – related parties	836,947	844,447
Total current liabilities	22,236,080	20,951,815

Convertible notes payable, net of discount of $0 and $123,437 respectively	-	401,563
Total liabilities	$22,236,080	$21,353,378

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized; $.001 par value, 31,250,000 issued and outstanding, respectively	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 213,404,558 and 212,737,893 shares issued and outstanding, respectively	213,907	212,737
Additional paid-in capital	56,417,847	56,349,017
Non controlling interests	14,223	14,223
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(78,681,687)	(77,602,014)
Total stockholders’ deficit	(22,204,460)	(21,194,787)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,620	$158,591

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2013	2012
Operating expenses
General and administrative	$745,673	$1,098,640
Impairment loss	-	-

Total expenses	(745,673)	(1,098,640)

Other income (expense)
Gain on change in market value of embedded derivative	108,441	558,467
Unrealized gain (loss) on investment	-	(17,922)
Interest expense	(442,441)	(1,191,165)
Total other income (expense)	(334,000)	(650,620)

Net Loss	$(1,079,673)	$(1,749,260)
Loss Attributable to Non-controlling interest	1,712	7,167
Net loss attributable to parent company	(1,077,961)	(1,742,093)

Basic and diluted:
Loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	213,404,558	201,658,304

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2013 and 2012

	Preferred Stock	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Non Controlling Interests	Accumulated Deficit	Total
Balances at March 31, 2011	31,250,000	$31,250	200,687,893	$200,687	$55,274,625	(200,000)		(75,859,921)	(20,553,359)

Issuance of common stock for debt retirement			10,000,000	10,000	190,000				200,000

Issuance of common stock for services			2,050,000	2,050	58,950				61,000

Issuance of GSI common stock for cash					453,610		21,390		475,000

Gain on settlement of debt					371,832				371,832

Net loss							(7,167)	(1,742,093)	(1,749,260)

Balances at March 31, 2012	31,250,000	$31,250	212,737,893	$212,737	$56,349,017	(200,000)	14,223	(77,602,014)	(21,194,787)

Issuance of common stock for cash			1,169,500	1,170	68,830				70,000

Net loss							(1,712)	(1,077,961)	(1,079,673)

Balances at March 31, 2013	31,250,000	$31,250	213,907,393	$213,907	$56,417,847	(200,000)	14,223	(78,681,687)	(22,204,460)

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,079,673)	$(1,749,260)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	-	-
Amortization of deferred finance costs	2,171	4,344
Imputed interest		-
Amortization of debt discount	213,502	696,236
Change in fair value of embedded derivative	(108,441)	(558,467)
Common stock issued for services	70,000	61,000
Unrealized (gain) loss on investment	-	17,922
Impairment Loss	-	300

Changes in assets and liabilities:
Accrued interest – related party	87,175	138,611
Accounts payable and accrued expenses	697,967	617,890
Accounts payable – related party	-	1,855
Prepaid and other current assets	-	(6,667)
NET CASH USED IN OPERATING ACTIVITIES	(117,299)	(776,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on stockholder loans	(7,501)	(150,000)
Proceeds from issuance of common stock of General Synfuels International, Inc.	-	475,000
Proceeds from issuance of convertible notes	-	525,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(7,501)	850,000

NET CHANGE IN CASH	(124,801)	73,764
CASH AT BEGINNING OF PERIOD	147,389	73,625
CASH AT END OF PERIOD	$22,588	$147,389

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Related party debt and accrued interest converted to common stock	$-	$571,832
Related party debt paid by Silver coins	$-	$218,978
Discount on notes payable from derivative liabilities	$-	$-

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

We did not generate any revenue during fiscal year 2012 and 2013, and have no current business operations.

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

For the years ended March 31, 2013 and 2012, ESSI had no stock option issuances.

INVESTMENTS

Investments consist of the Company's holdings in silver coins and are reported at fair value. The unrealized gains and losses from these investments are included in the Consolidated Statement of Operations as a component of net loss. During the year ended March 31, 2012, we re-measured the fair value of silver coins and disposed our investment to pay off related party debt in the amount of $218,978(see Note 6).  For the year ended March 31, 2013 we did not hold any investments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we have a negative working capital of $22,206,825 as of March 31, 2013, which raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES

During the current year, the Company’s management paid expenses on behalf of company for operation purpose. As of March 31, 2013 and 2012, the Company is indebted to related parties in the amount of $410,511 and $410,511, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following:

	2013	2012
Installment note payable, secured by our assets, interest at 15% - in default	$687,533	$687,533

Installment note payable, no security, interest at 15% - in default	298,907	298,907

GSI promissory notes, no security, interest at 10%, - in default	640,000	640,000

Advance	-	-

Other	2,000	2,000

Total	$1,628,440	$1,628,440

As of March 31, 2013, our subsidiary General Synfuels International issued 10% promissory notes in the amount of $729,000 of which $89,000 is due from the company to former CEO Luis Lugo (net $640,000 is reflected in Notes Payable). The remaining $89,000 is reported in related party notes payable).  These one year notes carry an automatic conversion into equity of GSI equity, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000.  If GSI is sold before conversion occurs an amount of 1.5 times the principal amount becomes due and payable.  All of the notes are in default.

For the year ending March 31, 2013 and 2012, we recorded interest expense for notes payable of $442,441 and $494,929, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Convertible notes payable consist of the following:

	2013	2012
Current portion of convertible notes payable, net of discount of $5,613 and $95,678 respectively	$2,747,387	$2,067,322

Convertible notes payable, net of discount of $0 and $123,437 respectively	-	401,563

Total	$2,747,387	$2,468,885

As of September 30, 2010, we finalized agreements on $2,163,000 in convertible notes payable, of which $1,500,000 was received during the year ended March 31, 2011. An additional $525,000 in notes was received during the year ended March 31, 2012. These notes have a two year term and bear interest at 5% per annum. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $1,262,543 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes.  During the years ended March 31, 2013 and 2012, $213,502 and $696,236, respectively, of the discount was amortized. At March 31, 2013, the valuation of the derivative liability was $34,200.

During the year ended March 31, 2013 and 2012, the Company recognized a gain on derivative liabilities of $108,441 and $558,467, respectively as a result of the change in fair value of the derivative described above.

The Company values its conversion option derivatives using the Black-Scholes option-pricing model.  Assumptions used in valuing the derivative liability at March 31, 2013 include (1) 0.05 – 0.19% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility ranging between 180% - 253%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

We have financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%.  Stockholder loans totaled $755,447 and $755,447 and accrued interest of $1,079,311 and $1,035,537 for 2013 and 2012, respectively. The principal balance is included in notes to related parties, along with $89,000 of convertible notes issued to related parties.  (See Note 4)

During the year, we repaid accrued interest of $28,700 to the related parties.

NOTE 7 - ACCRUED OFFICERS' COMPENSATION

Accrued compensation consists of the cumulative unpaid compensation due to two corporate officers (Chairman &Chief Executive Officer and Secretary) and two former corporate officers (Chief Executive Officer and Chief Financial Officer).  We recorded officer compensation of $364,583 and $375,000 during fiscal 2013 and 2012, respectively, and included these amounts in general and administrative expenses. Accrued officers’ compensation, including accrued interest and taxes, totaled $3,290,788 and $3,200,024 for 2013 and 2012 respectively and is included in accrued expenses.

 NOTE 8 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2013 and 2012 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2012, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$10,030,525
Less: valuation allowance	(10,030,525)
Net deferred tax asset	$-

At March 31, 2013, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$10,555,255
Less: valuation allowance	(10,555,255)
Net deferred tax asset	$-

The cumulative net operating loss carry-forward is approximately $31,044,868 at March 31, 2013, and will expire in the years 2016 through 2031. The deferred tax asset has been fully reserved because we are unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carry forward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code. Such limitations could result in the expiration of a part or all of the loss carry forwards before their utilization.

NOTE 9 - COMMON STOCK

During fiscal 2013, we issued:

·	The Company received cash from the issuance of common stock. The Company issued 1,169,500 shares of common stock at $0.06 per share for a total of $70,000.

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

The estimated settlement obligation as of March 31, 2013 and 2012 was $8,686,824.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of March 31, 2013 and March 31, 2012. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	March 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 34,200	$ 34,200

March 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 142,641	$ 142,641

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 3 fair value methodologies; that is, the Company is able to value the liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

NOTE 13 – NON-CONTROLLING INTEREST

On June 7, 2011, the Company sold 104,167 common shares of GSI for $500,000 for 1% non-controlling ownership interest, resulting in the reclassification of $21,390 from additional paid-in capital to non-controlling interest on that date. During the year ended March 31, 2013, $1,712 of losses were allocated to the non-controlling interest, resulting in non-controlling interest of $12,521 as of March 31, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of March 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of March 31, 2013, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION

We were delinquent in filing of our 2013 10K, 2014 10K, and 10Qs as of June 30, 2013, September 30, 2013, and December 31, 2013 as Management misinterpreted the statutory requirements due to changes in securities laws.

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

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2013 to the present.

Name	Position

Larry F. Vance	Chairman & Chief Executive Officer

Tami J Story	Director Secretary/Treasurer/Director

(1)	Effective December, 2009, Mr. Larry Vance became Chief Executive Officer of the Company.
(3)	Effective February, 2013, Ms. Story was resigned as Secretary and Treasurer of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended March 31, 2012 and 2011: (i) individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the years ended March 31, 2013 and 2012; and (ii) our two other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the years ended March 31, 2013 and 2012 and who were employed by us at March 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Total Compensation ($)
Larry Vance Chief Executive Officer	2013 2012	200,000(1) 200,000(1)	0 0	0 8,000	200,000 208,000

(1)	The entire amount of Mr. Vance’s salary was accrued during the fiscal years 2013 and 2012.
(2)	In fiscal year 2012, Mr. Vance received 400,000 shares of our common stock valued at $0.02 per share as compensation for serving as a director of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our officers at March 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s Common Stock as of March 31, 2013 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class
Larry Vance	65,870,863 (2)	100%
P.O. Box 763
Lakeside, MT 59922

All directors and officers	65,870,863	100%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2013 and March 31, 2012 and fees billed for other services rendered by MaloneBailey, LLP during those periods.

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$7,500	$36,020
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$7,500	$36,020

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
Date: June 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Larry Vance	Chief Executive Officer and Director
Larry Vance	(Principal Executive Officer)
Date: June 20, 2014