Form 10-K
period 2014-03-31
EARTH SEARCH SCIENCES INC
filed 2014-06-20
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2014
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No ☑
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (132,645,773 shares) was approximately $663,229 based on the average closing bid and ask price of $0.005 for such common equity as of March 31, 2014.

As of June 20, 2014, there were 226,907,393 outstanding shares of the issuer’s Common Stock, par value $0.001.

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

PART I

ITEM 1. BUSINESS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have one majority owned subsidiary, General Synfuels International (GSI). During fiscal year 2014 we dissolved all inactive subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc, Consolidated Exploration Technologies, Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc.

We did not generate any revenue during fiscal year 2014, have no current business operations and are currently focused on two potential business ventures.

First, we are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology as early as the fourth quarter of 2015 and subsequent commercial development as early as 2016.  Additionally we have secured oil shale land in both Wyoming and Colorado.

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

GSI is currently examining various private oil shale sites in Colorado and Wyoming for a test plant as well as starting the process of applying for a Bureau of Land Management R&D oil shale lease. The first phase is budgeted for approximately $15 million of development cost. The purpose of this phase is to prove certain operating variables.

Other

Employees

As of March 31, 2014, we had one full-time employee.

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

The estimated settlement obligation as of March 31, 2014 and 2013 was $8,686,824.

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

Quarter Ended	High	Low

June 30, 2012	.02	.01
September 30, 2012	.01	.00
December 31, 2012	.02	.00
March 31, 2013	.01	.00

June 30, 2013	.02	.00
September 30, 2013	.01	.00
December 31, 2013	.01	.00
March 31, 2014	.02	.00

(b)
Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2014 was approximately 1,261. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

(d)
In the last three years, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or as otherwise indicated:

Recent Sales of Unregistered Securities

Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)		Date	Amount of Securities Sold	Price per Share ($)	Total Cash Proceeds ($)

5/9/2008	1,694,418	$0.08	$128,868	(6)	5/12/2008	14,472	$0.08	$1,101	(6)
5/12/2008	582,770	$0.05	$29,131	(1)	6/10/2008	3,000,000	$0.03	$95,000	(4)
6/11/2008	5,000,000	$0.05	$250,000	(4)	6/19/2008	2,841,667	$0.06	$170,500	(1)
7/7/2008	7,500,000	$0.04	$300,000	(4)	7/7/2008	2,000,000	$0.06	$120,000	(1)
7/14/2008	368,228	$0.08	$27,617	(1)	7/14/2008	1,250,000	$0.04	$50,000	(4)
7/22/2008	350,877	$0.05	$17,544	(6)	7/22/2008	400,001	$0.06	$24,800	(6)
7/29/2008	6,779,999	$0.08	$508,500	(4)	8/8/2008	625,000	$0.09	$56,250	(1)
8/8/2008	1,200,000	$0.05	$60,000	(4)	8/15/2008	34,753,788	$0.09	$3,127,841	(5)
9/26/2008	229,906	$0.06	$14,254	(6)	9/26/2008	2,463,672	$0.07	$172,457	(1)
10/6/2008	1,397,773	$0.06	$83,866	(1)	11/5/2008	2,608,844	$0.03	$78,265	(1)
12/10/2008	2,160,087	$0.02	$45,362	(1)	12/10/20088	312,504	$0.06	$19,375	(6)
12/10/2008	759,230	$0.05	$34,925	(6)	2/10/2009	6,000,000	$0.01	$72,000	(1)
9/30/2009	350,000	$0.02	$7,000	(1)	8/24/2009	350,000	$0.02	$7,000	(1)
11/5/2009	4,482,188	$0.02	$89,644	(1)	4/7/2010	1,200,000	$0.05	$54,000	(3)
5/26/2011	500,000	$0.04	$20,000	(1)	5/26/2011	500,000	$0.04	$20,000	(1)
3/27/2012	250,000	$0.02	$5,000	(1)	3/27/2012	10,000,000	$0.02	$200,000	(2)
3/27/2012	400,000	$0.02	$8,000	(3)	3/27/2012	400,000	$0.02	$8,000	(3)
4/9/2012	416,667	$0.06	$25,000	(4)	8/1/2012	250,000	$0.06	$15,000	(4)
12/30/2012	500,000	$0.06	$30,000	(4)	8/15/13	3,000,000	$0.01	$40,000	(4)
9/26/2013	10,000,000	$0.00	$40,000	(1)

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

Securities authorized for issuance under Equity Compensation Plans

The following table sets forth certain information on the Company’s Equity Compensation Plans as of March 31, 2014 See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

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

Results of Operations

Our aircraft was grounded in 2006 for required FAA repairs and maintenance and remained grounded through the issuance of this report.  As a result, we have not generated any revenue from our Hyperspectral remote sensing in fiscal year 2014 and 2013.

General and administrative costs were $685,362 in fiscal year 2014 compared with $745,673 in 2013. This decrease was primarily due to reduced costs related to the development of GSI’s prototype.

Interest expense was $423,191 in fiscal year 2014 compared to $442,441 in 2013. Our interest expense primarily consists of interest from our notes payable and related party debt.

We recognized a gain on the write off of certain liabilities of $401,687.

We recognized a net loss of $668,569 in fiscal year 2014 compared with a net loss of $1,079,673 in 2013.  The smaller loss is related to the reduction in development activity related to the GSI.

Liquidity and Capital Resources

At March 31, 2014, we had $224,785 of cash and cash equivalents and a working capital deficit of $22,797,229.  During fiscal year 2014, we used $567,804 in operating activities, resulting primarily from payments for salaries and services.  Net cash used in operating activities was $745,673 in 2013.

In addition, ESSI evaluated the conversion option of the promissory note under ASC 815-15 and determined that the feature has characteristics of an embedded derivative. The embedded derivative was bifurcated and recorded as a derivative liability and debt discount. At March 31, 2014 and 2013, the derivative liability was valued at $0 and $34,200, respectively using the Black-Scholes Option Pricing Model.

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

Net cash provided by financing activities was $770,000 in 2014 as compared to $($7,501) in 2013 with the increase is due to our ability to raise additional funds with the issuance of our securities.

We do not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, we incurred losses from operations of $685,466 and $1,077,961 for the years ended March 31, 2014 and 2013, respectively and we have an accumulated deficit of $79,350,256 and negative working capital of $$22,797,229 as of March 31, 2014.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Current assets:
Cash	$224,785	$22,588
Investments	-	-
Prepaid expenses	-	6,667
Loan costs, net of accumulated amortization of $269,056 and $266,691, respectively	-	2,365
Total current assets	224,785	31,620

Intangible asset – patents	-	-
TOTAL ASSETS	$224,785	$31,620

LIABILITIES
Current liabilities:
Accounts payable	$1,234,535	$1,318,894
Accounts payable – related parties	410,511	410,511
Accrued expenses	6,846,758	6,637,877
Current portion of notes payable	2,253,440	1,628,440
Current portion of convertible notes payable, net of discount of $0 and $5,613 respectively	2,688,000	2,682,387
Settlement obligation	8,686,824	8,686,824
Derivative liability	-	34,200
Current portion of notes payable – related parties	836,947	836,947
Total current liabilities	22,957,014	22,236,080

Convertible notes payable, net of discount of $0 and $123,437 respectively	65,000	-
Total liabilities	$23,022,014	$22,236,080

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized; $.001 par value, 31,250,000 issued and outstanding, respectively	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 226,907,393 and 213,907,393 shares issued and outstanding, respectively	226,907	213,907
Additional paid-in capital	56,484,847	56,417,847
Non controlling interests	10,022	14,223
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(79,350,256)	(78,681,687)
Total stockholders’ deficit	(22,797,229)	(22,204,460)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$224,785	$31,620

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2014	2013
Operating expenses
General and administrative	$685,362	$745,673
Impairment loss	-	-

Total expenses	(685,362)	(745,673)

Other income (expense)
Gain on change in market value of embedded derivative	34,200	108,441
Gain on write off of liabilities	401,687	-
Interest expense	(423,191)	(442,441)
Total other income (expense)	12,696	(334,000)

Net Loss	$(672,769)	$(1,079,673)
Loss Attributable to Non-controlling interest	4,200	1,712
Net loss attributable to parent company	(668,569)	(1,077,961)

Basic and diluted:
Loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding	226,904,558	213,404,558

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2014 and 2013

	Preferred Stock	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Non Controlling Interests	Accumulated Deficit	Total
Balances at March 31, 2012	31,250,000	$31,250	212,737,893	$212,737	$56,349,017	(200,000)	14,223	(77,602,014)	(21,194,787)

Issuance of common stock for cash			1,169,500	1,170	68,830				70,000

Net loss							(1,712)	(1,077,961)	(1,079,673)

Balances at March 31, 2013	31,250,000	$31,250	213,907,393	$213,907	$56,417,847	(200,000)	14,223	(78,681,687)	(22,204,460)

Issuance of common stock for cash			13,000,000	13,000	67,000				80,000

Net loss							(4,200)	(668,569)	(672,666)

Balances at March 31, 2014	31,250,000	$31,250	226,907,393	$226,907	$56,349,017	(200,000)	10.023	(79,350,256)	(22,797,229)

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(668,569)	$(1,079,673)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	-	-
Amortization of deferred finance costs	2,171	2,171
Imputed interest
Amortization of debt discount	5,613	213,502
Change in fair value of embedded derivative	(34,200)	(108,441)
Common stock issued for services	80,000	70,000
Unrealized (gain) loss on investment	-	-
Impairment Loss	(401,687)	-

Changes in assets and liabilities:
Accrued interest – related party	87,175	87,175
Accounts payable and accrued expenses	434,833	697,967
Accounts payable – related party	-	-
Prepaid and other current assets	6,861	-
NET CASH USED IN OPERATING ACTIVITIES	(487,804)	(117,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on stockholder loans	-	(7,501)
Proceeds from issuance of convertible notes of General Synfuels International, Inc.	625,000	-
Proceeds from issuance of convertible notes	65,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	690,000	(7,501)

NET CHANGE IN CASH	202,197	(124,801)
CASH AT BEGINNING OF PERIOD	22,588	147,389
CASH AT END OF PERIOD	$224,785	$22,588

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$138,600	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Related party debt and accrued interest converted to common stock	$-	$-
Related party debt paid by Silver coins	$-	$-
Discount on notes payable from derivative liabilities	$-	$-

 See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Earth Search Sciences, Inc. (“ESSI”) ceased all revenue generating activity during 2007.

We have one majority owned subsidiary, General Synfuels International (GSI).  During fiscal year 2014 we dissolved all inactive subsidiaries: Skywatch Exploration, Inc., Polyspectrum Imaging, Inc., Geoprobe, Inc., STDC, Inc, Consolidated Exploration Technologies, Earth Search Resources, Inc., Eco Probe, Inc., ESSI Probe 1 LC, Petro Probe, Inc. and Terranet, Inc.

We did not generate any revenue during fiscal year 2013 and 2014, and have no current business operations.

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

For the years ended March 31, 2014 and 2013, ESSI had no stock option issuances.

INVESTMENTS

For the year ended March 31, 2014 we did not hold any investments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we have a negative working capital of $22,957,014 as of March 31, 2013, which raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES

In the past, the Company’s management paid expenses on behalf of company for operation purpose. As of March 31, 2014 and 2013, the Company is indebted to related parties in the amount of $410,511 and $410,511, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following:

	2014	2013
Installment note payable, secured by our assets, interest at 15% - in default	$687,533	$687,533

Installment note payable, no security, interest at 15% - in default	298,907	298,907

GSI promissory notes, no security, interest at 10%, - in default	1,354,000	640,000

Advance	-	-

Other	2,000	2,000

Total	$2,342,440	$1,628,440

As of March 31, 2013, our subsidiary General Synfuels International issued 10% promissory notes in the amount of $1,354,000 of which $89,000 is due from the company to former CEO Luis Lugo (net $640,000 is reflected in Notes Payable). The remaining $89,000 is reported in related party notes payable).  These one year notes carry an automatic conversion into equity of GSI equity, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000.  If GSI is sold before conversion occurs an amount of 1.5 times the principal amount becomes due and payable.  All of the notes are in default.

For the year ending March 31, 2014 and 2013, we recorded interest expense for notes payable of $423,191  and $442,441, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Convertible notes payable consist of the following:

	2014	2013
Current portion of convertible notes payable, net of discount of $0 and $5,613 respectively	$2,753,000	$2,747,387

Total	$2,753,000	$2,747,387

As of August 30, 2013, we have  $2,753,000 in convertible notes payable. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $1,262,543 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes.  During the years ended March 31, 2014 and 2013, $5,613 and $213,502, respectively, of the discount was amortized. At March 31, 2014, the valuation of the derivative liability was $0.

During the year ended March 31, 2014 and 2013, the Company recognized a gain on derivative liabilities of $34,200 and $108,441, respectively as a result of the change in fair value of the derivative described above.

The Company values its conversion option derivatives using the Black-Scholes option-pricing model.  Assumptions used in valuing the derivative liability at March 31, 2014 include (1) 0.05 – 0.19% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility ranging between 180% - 253%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

We have financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%.  Stockholder loans totaled $747,946 and $747,946 and accrued interest of $1,042,461 and $1,079,311 for 2014 and 2013, respectively. The principal balance is included in notes to related parties, along with $89,000 of convertible notes issued to related parties.  (See Note 4)

During the year, we repaid accrued interest of $138,600 to the related parties.

NOTE 7 - ACCRUED OFFICERS' COMPENSATION

Accrued compensation consists of the cumulative unpaid compensation due to one corporate officer (Chairman &Chief Executive Officer) and three former corporate officers (Chief Executive Officer, Chief Financial Officer and Secretary).  We recorded officer compensation of $250,000 and $375,000 during fiscal 2014 and 2013, respectively, and included these amounts in general and administrative expenses. Accrued officers’ compensation, including accrued interest and taxes, totaled $3,540,788 and $3,290,788 for 2014 and 2013 respectively and is included in accrued expenses.

NOTE 8 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2014 and 2014 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2013, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$10,030,525
Less: valuation allowance	(10,030,525)
Net deferred tax asset	$-

At March 31, 2014, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$10,555,255
Less: valuation allowance	(10,555,255)
Net deferred tax asset	$-

The cumulative net operating loss carry-forward is approximately $31,044,868 at March 31, 2014, and will expire in the years 2016 through 2031. The deferred tax asset has been fully reserved because we are unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carry forward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code. Such limitations could result in the expiration of a part or all of the loss carry forwards before their utilization.

NOTE 9 - COMMON STOCK

During fiscal 2014, we issued:

·	The Company received cash from the issuance of common stock. The Company issued 3,000,000 shares of common stock at $0.01 per share for a total of $40,000.
10,000,000 shares of stock for services valued at $40,000 using the grant-date quoted price of the stock. The 10,000,000 shares vest immediately and therefore $40,000 was expensed during the period.

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

The estimated settlement obligation as of March 31, 2014 and 2013 was $8,686,824.

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

Liabilities Measured at Fair Value on a Recurring Basis	March 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$0	$0

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$34,200	$34,200

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 3 fair value methodologies; that is, the Company is able to value the liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

NOTE 13 – NON-CONTROLLING INTEREST

On June 7, 2011, the Company sold 104,167 common shares of GSI for $500,000 for 1% non-controlling ownership interest, resulting in the reclassification of $21,390 from additional paid-in capital to non-controlling interest on that date. During the year ended March 31, 2014, $4,200 of losses were allocated to the non-controlling interest, resulting in non-controlling interest of $10,023 as of March 31, 2014.

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

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of March 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended March 31, 2014, we believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2014 to the present.

Name	Position

Larry F. Vance	Chairman & Chief Executive Officer/Director

(1)	Effective December, 2009, Mr. Larry Vance became Chief Executive Officer of the Company.

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

Board of Directors Meetings and Subcommittees Meetings

Our Board of Directors held several meetings during the fiscal year ended March 31, 2013. All board actions were completed through unanimous written consents.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended March 31, 2012 and 2011: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the years ended March 31, 2014 and 2013; and (ii) our two other most highly compensated executive officers, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the years ended March 31, 2014 and 2013 and who were employed by us at March 31, 2014.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total Compensation ($)
Larry Vance Chief Executive Officer	2014 2013	200,000(1) 200,000(1)	0 0	0 0	200,000 200,000

(1)	The entire amount of Mr. Vance’s salary was accrued during the fiscal years 2014 and 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our officers at March 31, 2014.

Director Compensation

The Company does not currently have any non-employee directors; in fiscal year 2014, not compensation was issued during 2013 or 2014 for serving as a director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s Common Stock as of March 31, 2014 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Malone & Bailey for the audits of our annual financial statements and interim reviews of our quarterly financial statements for the years ended March 31, 2014 and March 31, 2013 and fees billed for other services rendered by MaloneBailey, LLP during those periods.

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$0	$7,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$0	$7,500

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