Form 10-K/A
period 2013-03-31
EARTH SEARCH SCIENCES INC
filed 2014-07-16
CIK 752634

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

As of July 16, 2014, there were 226,907,393 outstanding shares of the issuer’s Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☑

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Amended Annual Report on Form 10-K for the fiscal year ended March 31, 2013 which the Registrant previously filed with the Securities and Exchange Commission on June 20, 2014 (the “Original Filing”).  The Registrant is filing this Amendment to add additional clarifying language to its financial statements included in the Original Filing.  The additional language is: these financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

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

Off Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

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

These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

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

These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

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

These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

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

These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

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
Date: July 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Larry Vance	Chief Executive Officer and Director
Larry Vance	(Principal Executive Officer)
Date: July 16, 2014