Form 10-K/A
period 2014-03-31
EARTH SEARCH SCIENCES INC
filed 2014-07-16
CIK 752634

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

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☑

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Amended Annual Report on Form 10-K for the fiscal year ended March 31, 2014 which the Registrant previously filed with the Securities and Exchange Commission on June 20, 2014 (the “Original Filing”).  The Registrant is filing this Amendment to add additional clarifying language to its financial statements included in the Original Filing.  The additional language is: these financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

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