Form 10-Q
period 2014-06-30
EARTH SEARCH SCIENCES INC
filed 2014-08-20
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:    (406) 250-7750

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

Number of shares of common stock outstanding at August 20, 2014: 226,907,393

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED June 30, 2014

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters of a Vote of Security Holders	12
Item 5. Other information	12
Item 6. Exhibits	12

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash	$25,282	$224,785
Total current assets	25,282	224,785

TOTAL ASSETS	$25,282	$224,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,235,135	$1,234,535
Accounts payable – related parties	410,511	410,511
Accrued expenses	6,016,303	5,804,298
Accrued interest – related parties	1,034,223	1,042,460
Current portion of notes payable	1,628,440	1,628,440
Current portion of convertible notes payable	2,688,000	2,688,000
Derivative liability	-	-
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	836,947	836,947
Total current liabilities	23,161,353	22,957,014

Convertible notes payable	65,000	65,000

Total liabilities	23,226,353	23,022,014
		-
STOCKHOLDERS’ DEFICIT
Series C Convertible Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding, respectively.	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 226,907,393 and 226,907,393 shares issued and outstanding, respectively	226,907	226,907
Additional paid-in capital	56,484,847	56,484,847
Treasury stock	(200,000)	(200,000)
Non-controlling interest	8,064	10,022
Accumulated deficit	(79,752,139)	(79,350,256)
Total stockholders’ deficit	(23,201,071)	(22,797,229)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,282	$224,758

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	Three Months Ended June 30,
	2014	2013
Operating expenses
General and administrative	$232,002	$186,418

Total expenses	232,002	186,418

Loss from operations	(232,002)	(186,418)

Other income (expense)
Gain on change in market value of embedded derivative	-	27,110
Unrealized loss on investment	-	-
Interest expense	(171,838)	(110,610)

Net Loss	(403,840)	(259,918)
Loss attributable to Non-controlling interest	1,958	428
Net loss attributable to parent company	$(401,883)	$(259,490)

Basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	226,907,393	216,407,393

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	Three Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(401,883)	(259,490)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	(1,958)	(428)
Depreciation and amortization	-	-
Amortization of debt discount	-	53,375
Amortization of deferred finance costs	-	543
Change in fair value of embedded derivative	-	(27,110)
Common stock issued for services	-	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	182,577	174,492
Accrued interest – related parties	21,762	21,794
Prepaid expenses and other current asset	-	-
NET CASH USED IN OPERATING ACTIVITIES	(199,502)	(46,824)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on related party debt	-	-
Proceeds from issuance of common stock of GSI	-	-
Proceeds from issuance of convertible notes	-	40,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	40,000

NET INCREASE IN CASH	(199,502)	(6,824)
CASH AT BEGINNING OF PERIOD	224,785	31,426
CASH AT END OF PERIOD	$25,283	$24,602

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$30,000	$-
Taxes paid	$-	$-

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities	$-	-

See accompanying notes to unaudited consolidated financial statements.

 EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for 2014 as reported in the 10-K have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the three months ended June 30, 2014 of $403,840, had an accumulated deficit of 79,752,139 and a working capital deficit of $23,136,071 as of June 30, 2014. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of June 30, 2014 and March 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	June 30, 2014
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ -	$ -

March 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ -	$ -

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of June 30, 2014, we had $2,753,000 in convertible notes payable. These notes have a two year term and bear interest at 5%. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $189,493 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes. During the three months ended June 30, 2014 and 2013, $0 and $53,375, respectively, of the discount was amortized. At June 30, 2014, the valuation of the derivative liability was $0.

During the three months ended June 30, 2014, the Company recognized no gain or loss as a result of the change in fair value of the derivative described above.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at June 30, 2014	$-
Additions	-
Change in fair value	-
Balance at March 31, 2014	$-

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at June 30, 2014 include (1) 0.05% to 0.21% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 189% to 254%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of June 30, 2014, the outstanding balance, net of discount on these convertible notes was $2,753,000.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

We financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. Stockholder loans totaled $836,947 and $836,947as of June 30, 2014 and March 31, 2013, respectively. The principal balance is included in notes to related parties, along with $89,000 convertible notes issued to related parties.

NOTE 6 - EQUITY

The Company issued no common shares of ESSI during the quarter.

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

We are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology during fourth quarter of 2015 and subsequent commercial development as early as 2016. Additionally we have secured oil shale land in both Wyoming and Colorado.

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

GSI is currently examining various private oil shale sites in Colorado and Wyoming for a test plant as well as starting the process of applying for a Bureau of Land Management R&D oil shale lease. The first plant is budgeted for approximately $15 million as a first stage development cost. The purpose of this plant is to prove certain operating variables.

RESULTS OF OPERATIONS

We had no revenues during the three months ended June 30, 2014 or during 2013.

General and administrative expenses were $232,002 for the three month period ended June 30, 2014, compared to $186,418 for the corresponding period of 2013. General and administrative expenses are higher primarily due to an increase in fund raising and operating activity.

Interest expense for the three month period ended June 30, 2014, was $171,838 compared to interest expense of $110,610 for the corresponding period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $199,502 for the three month period ended June 30, 2014 compared to net cash used by operating activities of $46,824 for the three month period ended June 30, 2013. The increase in cash used in operations is primarily due to increased operating and fund raising activity.

Net cash provided by financing activities was $0 for the three month period ended June 30, 2014 compared to cash provided of $40,000 for the same period of 2013. During the three months ended June 30, 2013, we received $40,000 in debt financing.

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

EARTH SEARCH SCIENCES, INC.

Date: August 20, 2014	/s/ Larry Vance
Larry Vance
Principal Executive Officer