Form 10-Q
period 2014-09-30
EARTH SEARCH SCIENCES INC
filed 2014-11-14
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:   (406) 250-7750

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

Number of shares of common stock outstanding at November 10, 2014: 226,907,393

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED September 30, 2014

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters of a Vote of Security Holders	12
Item 5. Other information	12
Item 6. Exhibits	12

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	September 30, 2014	March 31, 2014

ASSETS
Current assets:
Cash	$45,014	$224,785
Total current assets	45,014	224,785

TOTAL ASSETS	$45,014	$224,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,235,104	$1,234,535
Accounts payable – related parties	410,511	410,511
Accrued expenses	6,145,825	5,804,298
Accrued interest – related parties	1,055,986	1,042,460
Current portion of notes payable	1,628,440	1,628,440
Current portion of convertible notes payable	3,563,000	2,688,000
Derivative liability	-	-
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	836,947	836,947
Total current liabilities	23,562,637	22,957,014

Convertible notes payable	65,000	65,000

Total liabilities	23,627,637	23,022,014
		-

STOCKHOLDERS’ DEFICIT
Series C Convertible Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding, respectively	31,250	31,250

Common stock, $.001 par value; 300,000,000 shares authorized; 226,907,393 and 226,907,393 shares issued and outstanding, respectively	226,907	226,907

Additional paid-in capital	56,484,847	56,484,847
Treasury stock	(200,000)	(200,000)
Non-controlling interest	5,902	10,022
Accumulated deficit	(79,752,139)	(79,350,256)
Total stockholders’ deficit	(23,201,071)	(22,797,229)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,014	$224,758

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	Six Months Ended September 30,
	2014	2013
Operating expenses
General and administrative	$479,770	$342,681

Total expenses	479,770	342,681

Loss from operations	(479,770)	(342,681)

Other income (expense)
Gain on change in market value of embedded derivative	-	17,100
Unrealized loss on investment	-	-
Interest expense	(305,623)	(211,596)

Net Loss	(785,393)	(537,177)
Loss attributable to Non-controlling interest	4,121	2,048
Net loss attributable to parent company	$(781,272)	$(535,129)

Basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	226,907,393	226,907,393

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	Six Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(781,272)	(535,129)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	(4,121)	(2,048)
Depreciation and amortization	-	-
Amortization of debt discount	-	2,806
Amortization of deferred finance costs	-	1,086
Change in fair value of embedded derivative	-	(17,100)
Common stock issued for services	-	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	312,099	217,416
Accrued interest – related parties	43,524	43,588
Prepaid expenses and other current asset	-	-
NET CASH USED IN OPERATING ACTIVITIES	(429,771)	(289,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on related party debt	-	-
Proceeds from issuance of common stock of GSI	-	312,500
Proceeds from issuance of convertible notes	250,000	65,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	377,500

NET INCREASE IN CASH	(179,771)	88,119
CASH AT BEGINNING OF PERIOD	224,785	31,426
CASH AT END OF PERIOD	$45,014	$119,545

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$30,000	-
Taxes paid	-	-

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities	$-	-

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss for the three months ended September 30, 2014 of $781,272, had an accumulated deficit of 80,131,528 and a working capital deficit of $23,582,622 as of September 30, 2014. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of September 30, 2014 and March 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	September 30, 2014
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ -	$ -

March 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ -	$ -

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of September 30, 2014, we had $2,753,000 in convertible notes payable. These notes have a two year term and bear interest at 5%. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $189,493 which was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes. During the six months ended September 30, 2014 and 2013, $0 and $53,375, respectively, of the discount was amortized. At September 30, 2014, the valuation of the derivative liability was $0.

During the three months ended September 30, 2014, the Company recognized no gain or loss as a result of the change in fair value of the derivative described above.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at September 30, 2014	$-
Additions	-
Change in fair value	-
Balance at March 31, 2014	$-

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at September 30, 2014 include (1) 0.05% to 0.21% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 189% to 254%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of September 30, 2014, the outstanding balance, net of discount on these convertible notes was $2,753,000.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

We financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. Stockholder loans totaled $836,947 and $836,947 as of September 30, 2014 and March 31, 2014, respectively. The principal balance is included in notes to related parties, along with $89,000 convertible notes issued to related parties.

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

RESULTS OF OPERATIONS

We had no revenues during the six months ended September 30, 2014 or during 2013.

General and administrative expenses were $479,770 for the six month period ended Septmber 30, 2014, compared to $342,681 for the corresponding period of 2013. General and administrative expenses are higher primarily due to an increase in fund raising and operating activity.

Interest expense for the six month period ended September 30, 2014, was $305,623 compared to interest expense of $211,596 for the corresponding period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $429,771 for the six month period ended September 30, 2014 compared to net cash used by operating activities of $289,381 for the six month period ended September 30, 2013. The increase in cash used in operations is primarily due to increased operating and fund raising activity.

Net cash provided by financing activities was $250,000 for the six month period ended September 30, 2014 compared to cash provided of $377,500 for the same period of 2013. During the Six months ended September 30, 2014, we received $250,000 in debt financing.

We are experiencing working capital deficiencies because of operating losses. We have operated with funds received from the sale of common stock, the issuance of notes and no operating revenue. Our ability to continue as a going concern is dependent upon continued debt or equity financings until or unless we are able to generate cash flows to sustain ongoing operations. We plan to focus on the development of our oil shale extraction technology and thereby continue as a going concern. There can be no assurance that we can generate sufficient operating cash flows or raise the necessary funds to continue as a going concern.

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

EARTH SEARCH SCIENCES, INC.

Date: November 14, 2014	/s/ Larry Vance
Larry Vance
Principal Executive Officer