Form 10-K
period 2015-03-31
EARTH SEARCH SCIENCES INC
filed 2015-06-18
CIK 752634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 and section 15(d) of the Act.☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (156,688,723 shares) was approximately $767,775 based on the average closing bid and ask price of $0.0049 for such common equity as of March 31, 2015.

As of June 15, 2015, there were 250,342,058 outstanding shares of the issuer’s Common Stock, par value $0.001.

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

PART I

ITEM 1. BUSINESS

Earth Search Sciences, Inc. (ESSI) is a Nevada corporation. We have one majority owned subsidiary, General Synfuels International (GSI).

We did not generate any revenue during fiscal year 2015, have no current business operations and are currently focused on one potential business venture.

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

The Series C Convertible Preferred shares contain dividend participation and voting rights on an as converted basis.  In addition, the Series C Convertible Preferred shareholders have preferential rights over other classes of stock in the event of liquidation. The Series C Convertible Preferred shares contain a mandatory conversion feature which was triggered on the fifth anniversary of the closing date, or July 8, 2014.  These preferred shares are convertible into an aggregate of 31,250,000 common shares.

GSI is currently examining various private oil shale sites in Colorado and Wyoming for a test plant as well as starting the process of applying for a Bureau of Land Management R&D oil shale lease. The first phase is budgeted for approximately $18 million of development cost. The purpose of this phase is to prove certain operating variables.

Other

Employees

As of March 31, 2015, we had one full-time employee.

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

The estimated settlement obligation as of March 31, 2015 and 2014 was $8,686,824.

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

Quarter Ended	High	Low

June 30, 2013	.02	.00
September 30, 2013	.01	.00
December 31, 2013	.01	.00
March 31, 2014	.02	.00

June 30, 2014	.02	.01
September 30, 2014	.02	.01
December 31, 2014	.01	.00
March 31, 2015	.01	.00

(b)
Approximate Number of Holders of Common Stock. The number of record owners of the Company's $.001 par value common stock at March 31, 2015 was approximately 1,262. This does not include shareholders that hold stock in their accounts at brokers/dealers.

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

Securities authorized for issuance under Equity Compensation Plans

The following table sets forth certain information on the Company’s Equity Compensation Plans as of March 31, 2015 See Note 10 to the Notes to Consolidated Financial Statements for additional information on equity compensation including material terms of options granted that have not been approved by security holders.

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

Results of Operations

We did not generate any revenue during fiscal year 2015, have no current business operations and are currently focused on one potential business venture

General and administrative costs were $888,801 in fiscal year 2015 compared with $685,362 in 2014. This increase was primarily due to increased costs related to the development of GSI’s prototype.

Interest expense was $581,870 in fiscal year 2015 compared to $423,191 in 2014. Our interest expense primarily consists of interest from our notes payable and related party debt.

We recognized a net loss of $1,470,671 in fiscal year 2015 compared with a net loss of $672,769 in 2014.  The larger loss is related to write-offs which occurred in 2014 and increased activity in GSI.

Liquidity and Capital Resources

At March 31, 2015, we had $15,983 of cash and cash equivalents and a working capital deficit of $22,941,031.  During fiscal year 2015, we used $808,803 in operating activities, resulting primarily from payments for salaries and services.  Net cash used in operating activities was $487,804 in 2014.

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

The Series C Convertible Preferred shares contain dividend participation and voting rights on an as converted basis.  In addition, the Series C Convertible Preferred shareholders have preferential rights over other classes of stock in the event of liquidation. The Series C Convertible Preferred shares contain a mandatory conversion feature which was triggered on the fifth anniversary of the closing date, or July 8, 2014.  These preferred shares are convertible into an aggregate of 31,250,000 common shares.

Net cash provided by financing activities was $600,000 in 2014 as compared to $690,000 in 2014 the slight decrease was due to our ability to raise additional funds with the issuance of our securities.

We do not intend to pay cash dividends to the holders of its common stock and intends to retain future earnings to finance the expansion and development of its business.

As shown in the accompanying financial statements, we incurred losses from operations of $1,470,672 and $685,466 for the years ended March 31, 2015 and 2014, respectively and we have an accumulated deficit of $80,813,505 and negative working capital of $22,941,031 as of March 31, 2015.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2014
ASSETS
Current assets:
Cash	$15,983	$224,785
Investments	-	-
Total current assets	15,983	224,785

Intangible asset – patents	-	-
TOTAL ASSETS	$15,983	$224,785

LIABILITIES
Current liabilities:
Accounts payable	$1,235,135	$1,234,535
Accounts payable – related parties	410,511	410,511
Accrued expenses	7,508,057	6,846,758
Current portion of notes payable	2,253,440	2,253,440
Current portion of convertible notes payable, net of discount	2,841,970	2,688,000
Settlement obligation	8,686,824	8,686,824
Derivative liability	-	-
Current portion of notes payable – related parties	747,947	836,947
Total current liabilities	22,957,014	22,957,014

Convertible notes payable	600,000	65,000
Total liabilities	$24,283,884	$23,022,014

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 300,000,000 shares authorized; $.001 par value, 31,250,000 issued and outstanding, respectively	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 226,907,393 and 213,907,393 shares issued and outstanding, respectively	226,907	226,907
Additional paid-in capital	56,484,847	56,484,847
Non controlling interests	2,599	10,022
Treasury stock	(200,000)	(200,000)
Accumulated deficit	(80,813,505)	(79,350,256)
Total stockholders’ deficit	(24,267,901)	(22,797,229)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,983	$224,785

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2014	2013
Operating expenses
General and administrative	$888,801	$685,362
Impairment loss	-	-

Total expenses	(888,801)	(685,362)

Other income (expense)
Gain on change in market value of embedded derivative	-	34,200
Gain on write off of liabilities	-	401,687
Interest expense	(581,870)	(423,191)
Total other income (expense)	-	12,696

Net Loss	$(1,470,671)	$(672,769)
Loss Attributable to Non-controlling interest	7,423	4,200
Net loss attributable to parent company	(1,463,249)	(668,569)

Basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	226,904,558	226,904,558

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended March 31, 2015 and 2014

	Preferred Stock	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Non Controlling Interests	Accumulated Deficit	Total
Balances at March 31, 2014	31,250,000	$31,250	213,907,393	$213,907	$56,417,847	(200,000)	14,223	(78,681,687)	(22,204,460)

Issuance of common stock for cash			13,000,000	13,000	67,000				80,000

Net loss							(4,200)	(668,569)	(672,666)

Balances at March 31, 2015	31,250,000	$31,250	226,907,393	$226,907	$56,484,847	(200,000)	10.023	(79,350,256)	(22,797,229)

Issuance of common stock for cash

Net loss							(7,423)	(1,463,249)	(1,470,672)

Balances at March 31, 2015	31,250,000	$31,250	226,907,393	$226,907	$56,484,847	(200,000)	2,600	(80,813,505)	(24,267,901)

See accompanying summary of accounting policies and notes to financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2014 and 2013

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,470,672)	$(668,569)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	-	-
Amortization of deferred finance costs	-	2,171
Imputed interest
Amortization of debt discount	-	5,613
Change in fair value of embedded derivative	-	(34,200)
Common stock issued for services	-	80,000
Unrealized (gain) loss on investment	-	-
Impairment Loss	-	(401,687)

Changes in assets and liabilities:
Accrued interest – related party	79,095	87,175
Accounts payable and accrued expenses	582,775	434,833
Accounts payable – related party	-	-
Prepaid and other current assets	-	6,861
NET CASH USED IN OPERATING ACTIVITIES	(808,803)	(487,804)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on stockholder loans	-	-
Proceeds from issuance of convertible notes of General Synfuels International, Inc.	600,000	625,000
Proceeds from issuance of convertible notes	-	65,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	690,000	690,000

NET CHANGE IN CASH	(208,803)	202,197
CASH AT BEGINNING OF PERIOD	224,785	22,588
CASH AT END OF PERIOD	$15,982	$224,785

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$138,600
Taxes paid	-	-

Non-cash financing and investing activities:
Related party debt and accrued interest converted to common stock	$-	$-
Related party debt paid by Silver coins	$-	$-
Discount on notes payable from derivative liabilities	$-	$-

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

For the years ended March 31, 2015 and 2014, ESSI had no stock option issuances.

INVESTMENTS

For the year ended March 31, 2015 we did not hold any investments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we have a negative working capital of $22,941,031 as of March 31, 2015, which raise substantial doubt as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES

In the past, the Company’s management paid expenses on behalf of company for operation purpose. As of March 31, 2015 and 2014, the Company is indebted to related parties in the amount of $410,511 and $410,511, respectively.

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following:

	2015	2014
Installment note payable, secured by our assets, interest at 15% - in default	$687,533	$687,533

Installment note payable, no security, interest at 15%	298,907	298,907

GSI promissory notes, no security, interest at 10%,	1,354,000	1,354,000

Advance	-	-

Other	2,000	2,000

Total	$2,253,440	$2,253,440

As of March 31, 2015, our subsidiary General Synfuels International issued 10% promissory notes in the amount of $1,954,000.  These notes carry an automatic conversion into equity of GSI equity, at a price equal to 70% of the purchase price per share paid by equity investors, upon an equity financing in GSI of at least $3,000,000.  If GSI is sold before conversion occurs an amount of 1.5 times the principal amount becomes due and payable.

For the year ending March 31, 2015 and 2014, we recorded interest expense for notes payable of $581,870 and $423,191, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	2015	2014
Current portion of convertible notes payable, net of discount	$2,753,000	$2,753,000

Total	$2,753,000	$2,753,000

As of August 30, 2013, we have  $2,753,000 in convertible notes payable. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

We have financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%.  Stockholder loans totaled $747,946 and $747,946 and accrued interest of $1,042,461 and $1,042,461 for 2015 and 2014, respectively. The principal balance is included in notes to related parties.

During the year, we repaid accrued interest of $0 to the related parties.

NOTE 7 - ACCRUED OFFICERS' COMPENSATION

Accrued compensation consists of the cumulative unpaid compensation due to one corporate officer (Chairman &Chief Executive Officer) and three former corporate officers (Chief Executive Officer, Chief Financial Officer and Secretary).  We recorded officer compensation of $250,000 and $250,000 during fiscal 2015 and 2013, respectively, and included these amounts in general and administrative expenses. Accrued officers’ compensation, including accrued interest and taxes, totaled $3,790,788 and $3,540,788 for 2015 and 2014 respectively and is included in accrued expenses.

 NOTE 8 - INCOME TAXES

ESSI recorded no provision for income taxes in fiscal 2015 and 2014 due to the operating losses incurred from inception to date.

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

At March 31, 2015, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$10,030,525
Less: valuation allowance	(10,030,525)
Net deferred tax asset	$-

At March 31, 2014, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$10,555,255
Less: valuation allowance	(10,555,255)
Net deferred tax asset	$-

The cumulative net operating loss carry-forward is approximately $31,044,868 at March 31, 2015, and will expire in the years 2016 through 2031. The deferred tax asset has been fully reserved because we are unable to anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

The annual amount of tax loss carry forward, which can be utilized, may be limited due to the substantial changes in the company's ownership as defined by section 382 of the Internal Revenue Code. Such limitations could result in the expiration of a part or all of the loss carry forwards before their utilization.

NOTE 9 - COMMON STOCK

During fiscal 2015, we issued:

None

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

The estimated settlement obligation as of March 31, 2015 and 2014 was $8,686,824.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of March 31, 2015 and March 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities			$ 0	$ 0

March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities			$ 0	$ 0

NOTE 13 – NON-CONTROLLING INTEREST

On June 7, 2011, the Company sold 104,167 common shares of GSI for $500,000 for 1% non-controlling ownership interest, resulting in the reclassification of $21,390 from additional paid-in capital to non-controlling interest on that date. During the year ended March 31, 2015, $7,423 of losses were allocated to the non-controlling interest, resulting in non-controlling interest of $4,200 as of March 31, 2014.

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

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information with respect to the executive officers of the Company for fiscal 2014 to the present.

Name	Position

Larry F. Vance	Chairman & Chief Executive Officer/Director

(1)	Effective December 2009, Mr. Larry Vance became Chief Executive Officer of the Company.

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
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total Compensation ($)
Larry Vance Chief Executive Officer	2015 2014	200,000(1) 200,000(1)	0 0	0 0	200,000 200,000

(1)	The entire amount of Mr. Vance’s salary was accrued during the fiscal years 2015 and 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our officers at March 31, 2015.

Director Compensation

The Company does not currently have any non-employee directors; in fiscal year 2015, no compensation was issued during 2014 or 2015 for serving as a director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company’s Common Stock as of March 31, 2015 by each person known by the Company to own beneficially more than five percent of the Common Stock and by all directors and officers and as a group:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class
Larry Vance	58,870,863 (2)	26%
P.O. Box 763
Lakeside, MT 59922

All directors and officers	58,870,863	26%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors are independent, as determined under the rules of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services.

	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$0	$0
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$0	$0

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
Date: June 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Larry Vance	Chief Executive Officer and Director
Larry Vance	(Principal Executive Officer)
Date: June 18, 2015