Form 10-Q
period 2015-06-30
EARTH SEARCH SCIENCES INC
filed 2015-08-24
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:                                                                                                           (406) 250-7750

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

Number of shares of common stock outstanding at August 24, 2015: 256,342,058

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED June 30, 2015

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Submission of Matters of a Vote of Security Holders	9
Item 5. Other information	9
Item 6. Exhibits	9

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	June 30, 2015	March 31, 2015

ASSETS
Current assets:
Cash	$39,166	$15,983
Total current assets	39,166	15,983

TOTAL ASSETS	$39,166	$15,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,112,405	$1,235,135
Accounts payable – related parties	397,192	410,511
Accrued expenses	6,889,769	7,508,057
Current portion of convertible notes payable	5,095,410	5,095,410
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	836,947	747,947
Total current liabilities	23,018,577	22,957,104

Convertible notes payable	746,030	600,000

Total liabilities	23,764,577	24,283,884
		-

STOCKHOLDERS’ DEFICIT
Series C Convertible Preferred stock, 300,000,000 shares authorized, $.001 par value, 31,250,000 issued and outstanding, respectively 31,250,000 issued and outstanding, or none issued and outstanding	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 226,907,393 and 226,907,393 shares issued and outstanding, respectively	226,907	226,907
Additional paid-in capital	56,484,847	56,484,847
Treasury stock	(200,000)	(200,000)
Non-controlling interest	9,572	2,599
Accumulated deficit	(80,277,988)	(80,813,505)
Total stockholders’ deficit	(23,725,411)	(24,267,901)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,166	$15,983

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	Three Months Ended June 30,
	2015	2014
Operating expenses
General and administrative	$256,816	$232,002

Total expenses	256,816	232,002

Loss from operations	(256,816)	(232,002)

Other income (expense)
Other income	948,569	-
Interest expense	(144,914)	(171,838)

Net Income (Loss)	546,839	(403,840)
Loss attributable to Non-controlling interest	(6,973)	1,958
Net Income (loss) attributable to parent company	$539,866	$(401,883)

Basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	226,907,393	226,907,393

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.
	Three Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$535,517	(401,833)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	6,973	(1,958)
Depreciation and amortization	-	-
Amortization of debt discount	-	-
Amortization of deferred finance costs	-	-
Change in fair value of embedded derivative	-	-
Common stock issued for services	-	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	(776,069)	182,577
Accrued interest – related parties	21,762	21,762
Prepaid expenses and other current asset	-	-
NET CASH USED IN OPERATING ACTIVITIES	(211,817)	(199,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on related party debt	-	-
Proceeds from issuance of common stock of GSI	-	-
Proceeds from issuance of convertible notes	235,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,000	-

NET INCREASE IN CASH	23,183	(199,502)
CASH AT BEGINNING OF PERIOD	15,983	224,785
CASH AT END OF PERIOD	$39,166	$25,283

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Taxes paid	-	-

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities	$-	-

See accompanying notes to unaudited consolidated financial statements.

 EARTH SEARCH SCIENCES, INC
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Earth Search Sciences, Inc. ("ESSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and notes thereto contained in ESSI's Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for 2015 as reported in the 10-K have been omitted.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we realized net income for the three months ended June 30, 2015 of $539,866, had an accumulated deficit of $80,277,988 and a working capital deficit of $22,979,411as of June 30, 2015. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of June 30, 2015, we had $5,095,410 in convertible notes payable. These notes have a two year term and bear interest at 5%. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $189,493 which was recorded as a discount against the convertible note payable and was amortized into interest expense using the effective interest rate method over the terms of the notes. At June 30, 2015, the valuation of the derivative liability was $0.

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at June 30, 2015 include (1) 0.05% to 0.21% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 189% to 254%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of June 30, 2015, the outstanding balance, net of discount on these convertible notes was $5,095.410.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

We financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. Stockholder loans totaled $836,947 and $836,947 as of June 30, 2015 and December 31, 2014, respectively. The principal balance is included in notes to related parties, along with $89,000 convertible notes issued to related parties.

NOTE 5 - EQUITY

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended June 30, 2015 or during 2014.

General and administrative expenses were $256,816 for the three month period ended June 30, 2015, compared to $232,002 for the corresponding period of 2014. General and administrative expenses are higher primarily due to an increase in fund raising and operating activity.

Interest expense for the three month period ended June 30, 2015, was $144,914 compared to interest expense of $171,838 for the corresponding period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $211,817 for the three month period ended June 30, 2015 compared to net cash used by operating activities of $199,502 for the three month period ended June 30, 2014. The increase in cash used in operations is primarily due to increased operating and fund raising activity.

Net cash provided by financing activities was $235,000 for the three month period ended June 30, 2015 compared to no cash provided for the same period of 2014. During the three months ended June 30, 2015, we received $235,000 in debt financing.

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

EARTH SEARCH SCIENCES, INC.

Date: August 24, 2015	/s/ Larry Vance
Larry Vance
Principal Executive Officer