Form 10-Q
period 2015-09-30
EARTH SEARCH SCIENCES INC
filed 2015-11-23
CIK 752634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-19566

EARTH SEARCH SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0437723
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

306 Stoner Loop Road, Lakeside, MT 59922
(Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:                                                                                                           (406) 250-7750

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

Number of shares of common stock outstanding at November 22, 2015: 256,342,058

EARTH SEARCH SCIENCES, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED September 30, 2015

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION REQUIRED

Item 1. Legal Proceedings	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters of a Vote of Security Holders	10
Item 5. Other information	10
Item 6. Exhibits	10

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	September 30, 2015	March 31, 2015

ASSETS
Current assets:
Cash	$130,185	$15,983
Total current assets	130,185	15,983

Property and equipment, net of accumulated depreciation	12,918	-

TOTAL ASSETS	143,103	$15,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,112,405	$1,235,135
Accounts payable – related parties	397,192	410,511
Accrued expenses	7,067,971	7,508,057
Current portion of convertible notes payable	5,095,410	5,095,410
Settlement obligation	8,686,824	8,686,824
Current portion of notes payable – related parties	836,947	747,947
Total current liabilities	23,018,577	22,957,104

Convertible notes payable	1,191,030	600,000

Total liabilities	24,387,779	24,283,884
		-

STOCKHOLDERS’ DEFICIT
Series C Convertible Preferred stock, 300,000,000 shares authorized, $.001 par value	31,250	31,250
Common stock, $.001 par value; 300,000,000 shares authorized; 226,907,393 and 226,907,393 shares issued and outstanding, respectively	226,907	226,907
Additional paid-in capital	56,484,847	56,484,847
Treasury stock	(200,000)	(200,000)
Non-controlling interest	131,446	2,599
Accumulated deficit	(80,919,127)	(80,813,505)
Total stockholders’ deficit	(24,244,676)	(24,267,901)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$143,103	$15,983

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	Six Months Ended September 30,
	2015	2014
Operating expenses
General and administrative	$623,279	$479,770

Total expenses	623,279	479,770

Loss from operations	(623,279)	(479,770)

Other income (expense)
Other income	948,569	-
Interest expense	(297,716)	(305,623)

Net Income (Loss)	27,574	(785,393)
Loss attributable to Non-controlling interest	(128,847)	4,121
Net Income (loss) attributable to parent company	$(101,273)	$(781,272)

Basic and diluted:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	226,907,393	226,907,393

See accompanying notes to unaudited consolidated financial statements.

EARTH SEARCH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
These financial statements have not been reviewed or audited by our Independent Registered Public Accountants.

	Six Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,273)	$(781,272)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	128,847	(4,121)
Depreciation and amortization	-	-
Amortization of debt discount	-	-
Amortization of deferred finance costs	-	-
Change in fair value of embedded derivative	-	-
Common stock issued for services	-	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	(597,867)	312,099
Accrued interest – related parties	21,762	43,524
Prepaid expenses and other current asset	-	-
NET CASH USED IN OPERATING ACTIVITIES	(552,880)	(429,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on related party debt	-	-
Proceeds from issuance of common stock of GSI	-	-
Proceeds from issuance of convertible notes	680,000	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	680,000	250,000

NET INCREASE IN CASH	127,120	(179,771)
CASH AT BEGINNING OF PERIOD	15,983	224,785
CASH AT END OF PERIOD	$143,103	$45,014

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities	$-	$-

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we realized net income for the six months ended September 30, 2015 of $101,273, had an accumulated deficit of $80,919,127 and a working capital deficit of $22,888,392 as of September 30, 2015. These conditions raise substantial doubt as to ESSI's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock and or loans to the Company. The financial statements do not include any adjustments that might be necessary if ESSI is unable to continue as a going concern.

NOTE 3 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of September 30, 2015, we had $5,095,410 in convertible notes payable. These notes have a two year term and bear interest at 5%. The conversion option allows for a conversion price of $0.08 per common share and includes a reset provision that would lower the conversion rate to 80% of the price received for a share of common stock in any future qualified financing. ESSI evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $189,493 which was recorded as a discount against the convertible note payable and was amortized into interest expense using the effective interest rate method over the terms of the notes. At September 30, 2015, the valuation of the derivative liability was $0.

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at September 30, 2015 include (1) 0.05% to 0.21% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 189% to 254%, (4) zero expected dividends (5) exercise price of $0.08 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of September 30, 2015, the outstanding balance, net of discount on these convertible notes was $5,095.410.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

We financed our operations in part by funds received from shareholders. These advances are in the form of unsecured promissory notes and bear interest at rates ranging from 8% to 10%. Stockholder loans totaled $836,947 and $836,947 as of September 30, 2015 and June 30, 2015, respectively. The principal balance is included in notes to related parties, along with $89,000 convertible notes issued to related parties.

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

We did not generate any revenue during fiscal year 2015, have no current business operations and are currently focused on two potential business ventures.

We are working with certain investors to develop and employ technology in the extraction of oil and gas from oil shale. During the third quarter of 2008 ESSI acquired General Synfuels International, Inc, owner of the world-wide proprietary rights, patent, technology, construction plans and materials and operational capability for a gasification process to recover the oil and gas from oil shale. GSI has refined the design and begun development of our first plant. However, the current state of the financial markets has negatively impacted our ability to raise the additional funds necessary to complete our plant. Our current plan is to complete a field test of this technology during second quarter of 2016 and subsequent commercial development as early as 2017. Additionally we have secured oil shale land in both Wyoming and Colorado.

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

GSI is currently examining various private oil shale sites in Colorado and Wyoming for a test plant as well as starting the process of applying for a Bureau of Land Management R&D oil shale lease. The first plant is budgeted for approximately $18 million as a first stage development cost. The purpose of this plant is to prove certain operating variables.

RESULTS OF OPERATIONS

We had no revenues during the six months ended September 30, 2015 or during 2014.

General and administrative expenses were $523,279 for the six month period ended September 30, 2015, compared to $479,770 for the corresponding period of 2014. General and administrative expenses are higher primarily due to an increase in fund raising and operating activity.

Interest expense for the six month period ended September 30, 2015, was $297,716 compared to interest expense of $305,623 for the corresponding period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $552,800 for the six month period ended September 30, 2015 compared to net cash used by operating activities of $429,771 for the six month period ended September 30, 2014. The increase in cash used in operations is primarily due to increased operating and fund raising activity.

Net cash provided by financing activities was $680,000 for the six month period ended September 30, 2015 compared to $250,000 provided for the same period of 2014. During the six months ended September 30, 2015, we received $680,000 in debt financing.

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

EARTH SEARCH SCIENCES, INC.

Date: November 23, 2015	/s/ Larry Vance
Larry Vance
Principal Executive Officer